Form 10-Q
period 2018-09-30
RESIDEO TECHNOLOGIES, INC.
filed 2018-11-13
CIK 1740332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

Commission File Number 001-38635

Resideo Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-5318796
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1985 Douglas Drive North Golden Valley, Minnesota	55422
(Address of principal executive offices)	(Zip Code)

(763) 954-5204

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the Registrant’s common stock, par value $0.001 per share as of November 13, 2018 was 122,966,558 shares.

Cautionary Statement about Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industries and our business and financial results. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Although we believe that the forward-looking statements contained in this Quarterly Report on Form 10-Q are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to the factors discussed in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Quarterly Report on Form 10-Q and the Information Statement (as defined below). These risks could cause actual results to differ materially from those implied by forward-looking statements in this Quarterly Report on Form 10-Q. Even if our results of operations, financial condition and liquidity and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. Any forward-looking statements made by us in this Quarterly Report on Form 10-Q speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

PART I – Financial Information

The financial statements and related footnotes as of September 30, 2018 should be read in conjunction with the financial statements for the year ended December 31, 2017 contained in Exhibit 99.1 to Amendment No. 2 to the Company’s Registration Statement on Form 10 as filed with the Securities and Exchange Commission (“SEC”) on October 2, 2018, which became effective on October 3, 2018 (the “Information Statement”).

Item 1. Financial Statements

RESIDEO TECHNOLOGIES, INC.

COMBINED INTERIM STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions except share and per share data)
Net sales	$1,200	$1,152	$3,561	$3,310
Cost of goods sold	853	816	2,525	2,355
Gross Profit	347	336	1,036	955
Selling, general and administrative expenses	219	214	648	647
Other expense	146	65	322	165
Interest and other charges, net	-	(1)	-	(1)
	365	278	970	811

Income (loss) before taxes	(18)	58	66	144
Tax expense (benefit)	(329)	35	(323)	89
Net income	$311	$23	$389	$55

Weighted Average Number of Common Shares Outstanding
Basic and Diluted (in thousands)	122,967	122,967	122,967	122,967

Per Share Amounts
Basic and Diluted net income per share	$2.53	$0.19	$3.16	$0.45

The Notes to Combined Interim Financial Statements are an integral part of this statement.

RESIDEO TECHNOLOGIES, INC.

COMBINED INTERIM STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Net Income	$311	$23	$389	$55
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	(5)	20	(23)	70
Changes in fair value of effective cash flow hedges	-	-	(1)	(2)
Total other comprehensive income (loss), net of tax	(5)	20	(24)	68
Comprehensive income	$306	$43	$365	$123

The Notes to Combined Interim Financial Statements are an integral part of this statement.

RESIDEO TECHNOLOGIES, INC.

COMBINED INTERIM BALANCE SHEET

(Unaudited)

	September 30, 2018	December 31, 2017
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$184	$56
Due from related parties, current	26	23
Accounts, notes and other receivables – net	783	779
Inventories	603	465
Other current assets	72	69
Total current assets	1,668	1,392

Property, plant and equipment – net	276	265
Goodwill	2,638	2,648
Other intangible assets - net	138	140
Deferred income taxes	4	5
Other assets	18	23
Total assets	$4,742	$4,473

LIABILITIES
Current liabilities:
Accounts payable	$850	$678
Due to related parties, current	162	60
Accrued liabilities	388	409
Total current liabilities	1,400	1,147

Deferred income taxes	100	377
Other liabilities	557	346

EQUITY
Invested equity	2,809	2,703
Accumulated other comprehensive (loss)	(124)	(100)
Total equity	2,685	2,603
Total liabilities and equity	$4,742	$4,473

The Notes to Combined Interim Financial Statements are an integral part of this statement.

RESIDEO TECHNOLOGIES, INC.

COMBINED INTERIM STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(Dollars in millions)
Cash flows from operating activities:
Net income	$389	$55
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40	42
Amortization	9	8
Repositioning	5	21
Net payments for repositioning	(9)	(11)
Stock compensation expense	15	12
Pension expense	10	12
Deferred income taxes	(275)	-
Bad debt expense	7	2
Changes in assets and liabilities:
Accounts, notes and other receivables	(11)	(5)
Inventories	(142)	(90)
Other current assets	(4)	(18)
Other assets	(6)	(2)
Accounts payable	151	120
Accrued liabilities	(15)	(1)
Other Liabilities	211	35
Net cash provided by operating activities	375	180
Cash flows used in investing activities:
Expenditures for property, plant and equipment	(63)	(38)
Proceeds received related to amounts due from related parties	7	13
Issuance related to amounts due from related parties	-	(13)
Net cash used for investing activities	(56)	(38)
Cash flows used in financing activities:
Net (decrease) in invested equity	(300)	(142)
Proceeds received related to amounts due to related parties	1	-
Payments related to amounts due to related parties	(2)	(4)
Net cash flows from cash pooling	115	10
Net cash used for financing activities	(186)	(136)
Effect of foreign exchange rate changes on cash and cash equivalents	(5)	4
Net increase in cash and cash equivalents	128	10
Cash and cash equivalents at beginning of period	56	47
Cash and cash equivalents at end of period	$184	$57

Supplemental Cash Flow Information:
Income taxes paid (net of refunds)	33	86

The Notes to Combined Interim Financial Statements are an integral part of this statement.

RESIDEO TECHNOLOGIES, INC.

NOTES TO COMBINED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions, unless otherwise noted)

Note 1. Organization, Operations and Basis of Presentation

Business Description

Resideo Technologies, Inc. (“Resideo” or “the Company”), referred to in the Information Statement as Homes and ADI Global Distribution business of Honeywell International Inc., is a leading global provider of products, software, solutions and technologies that help owners of homes stay connected and in control of their comfort, security and energy use. We are a leader in the home heating, ventilation and air conditioning controls and security markets, and a leading global distributor of security and fire protection products.

The Company was incorporated in Delaware on April 24, 2018. The Company separated from Honeywell International Inc. (“Honeywell” or the “Parent”) on October 29, 2018, becoming an independent publicly traded company as a result of a pro rata distribution of the Company’s common stock to shareholders of Honeywell (the “Spin-Off”). The Information Statement was declared effective by the SEC on October 3, 2018. On October 29, 2018, Honeywell’s shareholders of record as of October 16, 2018 (the “Record Date”) received one share of the Company’s common stock, par value $0.001 per share, for every six shares of Honeywell’s common stock, par value $1.00 per share, held as of the Record Date, and cash for any fractional shares of the Company’s common stock. The Company began trading “regular way” under the ticker symbol “REZI” on the New York Stock Exchange on October 29, 2018. References to the Company throughout these Combined Interim Financial Statements are made using the first person notations of “we,” “us” or “our.”

Basis of Presentation

These accompanying Combined Interim Financial Statements have been prepared on a carve-out basis and are derived from Honeywell’s Consolidated Financial Statements and underlying accounting records as if the Company had been a part of Honeywell for all periods presented. As noted above, the Spin-Off of Resideo was not effective until after the conclusion of the three and nine month financial reporting periods presented herein. The unaudited Combined Interim Financial Statements reflect the Company’s financial position, results of operations and cash flows as the business was operated as part of Honeywell prior to the distribution, in conformity with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”).The Combined Interim Financial Statements are unaudited; however, in the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods. The unaudited Combined Interim Financial Statements should be read in conjunction with the audited Combined Financial Statements of the Company included in the Information Statement. The results of operations for the three and nine months ended September 30, 2018 and the cash flows for the nine months ended September 30, 2018 should not necessarily be taken as indicative of the entire year.

All intracompany transactions have been eliminated. As described in Note 3. Related Party Transactions with Honeywell, all significant transactions between the Company and Honeywell have been included in these unaudited Combined Interim Financial Statements and were settled in October for cash prior to the Spin-Off. These transactions are reflected in the Combined Interim Balance Sheet as Due from related parties, current or Due to related parties, current. In the Combined Interim Statements of Cash Flows, the cash flows related to related party notes receivables presented in the Combined Interim Balance Sheet in Due from related parties, current are reflected as investing activities since these balances represent amounts loaned to Parent. The cash flows related to related party notes payables presented in the Combined Interim Balance Sheet in Due to related parties, current are reflected as financing activities since these balances represent amounts financed by Parent.

Honeywell uses a centralized approach to cash management and financing of its operations. Historically, the majority of the Company’s cash was transferred to Honeywell daily and Honeywell funded the Company’s operating and investing activities as needed. This arrangement is not reflective of the manner in which the Company would have been able to finance its operations had it been a stand-alone business separate from Honeywell during the periods presented. Cash transfers to and from Honeywell’s cash management accounts are reflected in the Combined Interim Balance Sheet as Due to and Due from related parties, current and in the Combined Interim Statements of Cash Flows as net financing activities.

The unaudited Combined Interim Financial Statements include certain assets and liabilities that have historically been held at the Honeywell corporate level but are specifically identifiable or otherwise attributable to the Company. The cash and cash equivalents held by Honeywell at the corporate level were not specifically identifiable to the Company and therefore were not attributed for any of the periods presented. Honeywell third-party debt and the related interest expense were not allocated for any of the periods presented as Honeywell’s borrowings were not directly attributable to the Company.

Historically, Honeywell provided certain services, such as legal, accounting, information technology, human resources and other infrastructure support, on behalf of the Company. The cost of these services has been allocated to the Company on the basis of the proportion of revenues. The Company and Honeywell consider these allocations to be a reasonable reflection of the benefits received by the Company. However, the financial information presented in these unaudited Combined Interim Financial Statements may not reflect the combined financial position, operating results and cash flows of the Company had the Company been a separate stand-alone entity during the periods presented. Actual costs that would have been incurred if the Company had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. We consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefits received by the Company during the periods presented.

We report our quarterly financial information using a calendar convention; the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30. It has been Honeywell’s practice and will be our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on the last Saturday of the month in to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide appropriate disclosures. Our actual closing dates for the three and nine months ended September 30, 2018 and 2017 were September 29, 2018 and September 30, 2017.

Note 2. Recent Accounting Pronouncements

The accounting policies of the Company are set forth in Note 2. Summary of Significant Accounting Policies to the Combined Financial Statements contained in the Company’s Combined Financial Statements for the year ended December 31, 2017, which can be found in the Information Statement. We include herein certain updates to those policies.

Sales Recognition— Product and service sales are recognized when or as we transfer control of the promised products or services to our customer. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services.

In the sale of products, the terms of a contract or the historical business practice can give rise to variable consideration due to, but not limited to, discounts and bonuses. We estimate variable consideration at the most likely amount we will receive from customers and reduce revenues recognized accordingly. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us.

Recent Accounting Pronouncements— We consider the applicability and impact of all recent accounting standards updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on the combined financial position or results of operations.

In February 2016, the FASB issued guidance on accounting for leases which requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases that will be effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We expect to adopt the requirements of the new standard effective January 1, 2019. The guidance requires the use of a modified retrospective approach. In July 2018, the FASB issued updated guidance which allows an additional transition method to adopt the new leases standard at the adoption date, as compared to the beginning of the earliest period presented, and recognize a cumulative-effect adjustment to the beginning balance of retained earnings in the period of adoption. The Company expects to elect this transition method at the adoption date of January 1, 2019. We are currently finalizing our lease portfolio analysis to determine the impact to the Combined Interim Financial Statements. We are implementing processes and information technology tools to assist in our ongoing lease data collection and analysis, and updating our accounting policies and internal controls that would be impacted by the new guidance, to ensure readiness for adoption in the first quarter of 2019.

In August 2017, the FASB issued amendments to hedge accounting guidance. These amendments are intended to better align a company’s risk management strategies and financial reporting for hedging relationships. Under the new guidance, more hedging strategies will be eligible for hedge accounting and the application of hedge accounting is simplified. In addition, the new guidance amends presentation and disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including the interim periods within those years. The guidance requires the use of a modified retrospective approach. The Company does not expect the adoption of this ASU to have a material impact on its Combined Financial Statements.

In February 2018, the FASB issued guidance that allows for an entity to elect to reclassify the income tax effects on items within accumulated other comprehensive income resulting from the U.S. Tax Cuts and Jobs Act (“U.S. Tax Reform”) to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including interim periods within those years. Upon adoption, the Company does not expect to elect to reclassify the stranded income tax effects of U.S. Tax Reform from accumulated other comprehensive income to retained earnings.

Note 3. Related Party Transactions with Honeywell

The unaudited Combined Interim Financial Statements have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of Honeywell.

Honeywell provided certain services, such as legal, accounting, information technology, human resources and other infrastructure support, on behalf of the Company. The cost of these services has been allocated to the Company on the basis of the proportion of revenues. The Company and Honeywell consider the allocations to be a reasonable reflection of the benefits received by the Company. During the three months ended September 30, 2018 and 2017, the Company was allocated $66 million and $74 million, respectively, of general corporate expenses incurred by Honeywell. During the nine months ended September 30, 2018 and 2017, the Company was allocated $203 million and $211 million, respectively, of general corporate expenses incurred by Honeywell. Such amounts are included within Selling, general and administrative expenses in the Combined Interim Statements of Operations. As certain expenses reflected in the unaudited Combined Interim Financial Statements include allocations of corporate expenses from Honeywell, these statements could differ from those that would have been prepared had the Company operated on a stand-alone basis.

All significant intercompany transactions between the Company and Honeywell have been included in these unaudited Combined Interim Financial Statements and are considered to have been effectively settled. Sales to Honeywell during the three and nine months ended September 30, 2018 were $8 million and $23 million, respectively. Costs of goods sold to Honeywell during the three and nine months ended September 30, 2018 were $5 million and $18 million, respectively. Purchases from Honeywell during the three and nine months ended September 30, 2018 were $32 million and $149 million, respectively.

Sales to Honeywell during the three and nine months ended September 30, 2017 were $8 million and $27 million, respectively. Costs of goods sold to Honeywell during the three and nine months ended September 30, 2017 were $7 million and $22 million, respectively. Purchases from Honeywell during the three and nine months ended September 30, 2017 were $57 million and $162 million, respectively.

The total net effect of the settlement of these intercompany transactions is reflected in the Combined Interim Statements of Cash Flows as a financing activity and in the Combined Interim Balance Sheet as invested equity. Honeywell uses a centralized approach for the purpose of cash management and financing of its operations. Historically, the Company’s cash was transferred to Honeywell daily and Honeywell funded the Company’s operating and investing activities as needed. The Company operates a centralized non-interest-bearing cash pool in the U.S. and regional interest-bearing cash pools outside of the U.S.

Honeywell centrally hedges its exposure to changes in foreign exchange rates principally with forward contracts. Certain contracts were specifically designated to and entered on behalf of the Company with the Parent as a counterparty and are used to hedge known or probable anticipated foreign currency sales and purchases. The Company designates these hedges as cash flow hedges. These hedges are marked-to-market with the effective portion of the changes in fair value of the derivatives recorded in Accumulated other comprehensive income (loss) and subsequently recognized in earnings when the hedged items impact earnings.

Due from related parties, current consists of the following:

	September 30, 2018	December 31, 2017
Cash pooling and short-term notes receivable, net	$21	$10
Receivables from related parties	5	6
Related party notes payables	-	7
	$26	$23

Due to related parties, current consists of the following:

	September 30, 2018	December 31, 2017
Cash pooling and short-term notes payables, net	$140	$23
Payables to related parties	21	36
Foreign currency exchange contracts	1	-
Related party notes payables	-	1
	$162	$60

Net transfers to and from Honeywell are included within invested equity on the Combined Interim Statements of Equity. The components of the net transfers to and from Honeywell for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
General financing activities	$(200)	$(199)	$(618)	$(465)
Unbilled corporate allocations	66	74	203	211
Sales to Honeywell	(4)	(2)	(11)	(9)
Purchases from Honeywell	27	45	119	127
Stock compensation expense and other compensation awards	7	4	14	12
Unbilled pension expense	3	4	10	12
Net increase (decrease) in invested equity	$(101)	$(74)	$(283)	$(112)

Note 4. Repositioning Charges

A summary of repositioning charge follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Severance	$-	$2	$4	$21
Asset impairments	-	-	1	1
Reserve adjustments	-	-	-	(1)
Total net repositioning charge	$-	$2	$5	$21

The following table summarizes the pretax distribution of total net repositioning charges by statement of operations classification:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of goods sold	$-	$2	$4	$16
Selling, general and administrative expenses	-	-	1	5
	$-	$2	$5	$21

The pretax impact of total net repositioning charges are related to the Products segment for the nine months ended September 30, 2018, and September 30, 2017.

In the three and nine months ended September 30, 2018, the Company recognized repositioning charges totaling $ - million and $ 5 million, respectively, mainly for severance costs related to separation activities.

In the three months and nine months ended September 30, 2017, the Company recognized repositioning charges totaling $2 million and $22 million, respectively, for both severance costs and asset impairment costs. The severance costs were related to workforce reductions of manufacturing and administrative positions for the nine months ended September 30, 2017. These reductions were primarily related to cost saving actions taken in connection with our productivity and ongoing functional transformation initiatives; factory transitions to more cost-effective locations; and achieving acquisition related synergies.

The following table summarizes the status of our total repositioning reserves:

	Severance Costs	Asset Impairments	Total
Balance at December 31, 2017	$22	$-	$22
Charges	4	1	5
Usage - cash	(4)	-	(4)
Usage - noncash	-	(1)	(1)
Balance at March 31, 2018	22	-	22
Charges	-	-	-
Usage - cash	(2)	-	(2)
Usage - noncash	-	-	-
Balance at June 30, 2018	$20	$-	$20
Charges	-	-	-
Usage - cash	(3)	-	(3)
Usage - noncash	-	-	-
Balance at September 30, 2018	17	-	17

Certain repositioning projects in each of our reportable operating segments included exit or disposal activities, the costs related to which will be recognized in future periods when the actual liability is incurred. The remaining exit and disposal costs relating to repositioning actions as of September 30, 2018 is expected to be $9 million.

Note 5. Income Taxes

The effective tax rate increased for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to increased tax benefits attributable to internal restructuring of Resideo’s business in advance of its anticipated Spin-Off that resulted in a $79 million reduction in tax expense, currency impacts for withholding taxes on undistributed foreign earnings, adjustments to the provisional tax amount related to U.S. Tax Reform that resulted in a $259 million reduction in tax expense, and decreased income before taxes.

The effective tax rate decreased for the nine months ended September 30, 2018, as compared to the nine month September 30, 2017, primarily due to increased tax benefits attributable to internal restructuring of Resideo’s business in advance of its anticipated Spin-Off that resulted in a $97 million reduction in tax expense, currency impacts for withholding taxes on undistributed foreign earnings, adjustments to the provisional tax amount related to U.S. Tax Reform that resulted in a $262 million reduction in tax expense and decreased income before taxes.

The effective tax rate for the quarter ended September 30, 2018 was higher than the U.S. federal statutory rate of 21% primarily from tax benefits related to the internal restructuring of Resideo’s business in advance of its anticipated Spin-Off that resulted in a $79 million reduction in tax expense, currency impacts on withholding taxes on undistributed foreign earnings, adjustments to the provisional tax amount related to U.S. Tax Reform that resulted in a $259 million reduction in tax expense, and decreased income before taxes.

The effective tax rate for the nine months ended September 30, 2018 was lower than the U.S. federal statutory rate of 21% primarily from tax benefits related to the internal restructuring of Resideo’s business in advance of its anticipated Spin-Off that resulted in a $97 million, reduction in tax expense, currency impacts on withholding taxes on undistributed foreign earnings, adjustments to the provisional tax amount related to U.S. Tax Reform that resulted in a $262 million reduction in tax expense, and decreased income before taxes.

The effective tax rate for the quarter and nine months ended in September 30, 2017 was higher than the U.S. federal statutory rate of 35% as a result of non-deductible expenses.

On December 22, 2017, the U.S. government enacted U.S. Tax Reform, which included changes to the taxation of foreign earnings by implementing a dividend exemption system, expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. The U.S. Tax Reform also included a permanent reduction in the corporate tax rate to 21%, repeal of the corporate alternative minimum tax, expensing of capital investment, and limitation of the deduction for interest expense. Furthermore, as part of the transition to the new tax system, a one-time transition tax was imposed on a U.S. shareholder’s historical undistributed earnings of foreign affiliates.

As described in our Combined Financial Statements for the year ended December 31, 2017, we reasonably estimated certain effects of U.S. Tax Reform and, therefore, recorded provisional amounts, including the deemed repatriation transition tax and withholding taxes on undistributed earnings. For the nine months ended September 30, 2018, the Company recorded an adjustment to the provisional tax amount related to the deemed repatriation transition tax and taxes on undistributed earnings of $85 million and $177 million, respectively. This adjustment results in a decrease to the effective tax rate for the nine months ended September 30, 2018 of 397%. The adjustment reflects the revised determination of the fair value of assets and liabilities of legal entities included in the Company’s business, which is utilized to allocate earnings and profit for purposes of calculating the deemed repatriation tax and taxes on undistributed earnings. The Company has not finalized the accounting for the tax effects of the tax legislation, primarily related to computations of earnings and profits and deferred tax balances for tax returns, as we are continuing to gather additional information and expect to complete our accounting within the prescribed measurement period.

Note 6. Revenue Recognition and Contracts with Customers

Adoption

On January 1, 2018, the Company adopted new guidance on revenue from contracts with customers using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. As a result of adopting the new guidance, the Company determined there are no material impacts on the unaudited Combined Interim Financial Statements as the Company’s previous revenue recognition was consistent with the new standard.

Disaggregated Revenue

Sales by channel are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
U.S. and Canada	$525	$1,579
EMEA (1)	107	338
India	42	77
Distribution	674	1,994

Comfort & Care	407	1,209
Safety & Security	119	358
Products	526	1,567
	$1,200	$3,561
(1)	EMEA represents Europe, the Middle East and Africa.

We recognize the majority of our revenue from performance obligations outlined in contracts with our customers that are satisfied at a point in time. Less than 3% of our revenue is satisfied over time.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable and unbilled receivables (contract assets), reported in Accounts, notes and other receivables – net, and customer advances and deposits (contract liabilities), reported in Accrued Liabilities, on the Combined Interim Balance Sheet. Contract assets arise when situations exist where the timing of cash collected from customers that differs from the timing of revenue recognition. Contract assets are recognized when the revenue associated with the contract is recognized prior to billing and derecognized once invoiced in accordance with the terms of the contract. Contract liabilities are recorded in scenarios where we enter into arrangements where customers are contractually obligated to remit cash payments in advance of us satisfying performance obligations and recognizing revenue. Contract liabilities are derecognized when revenue is recognized, a milestone is met triggering the contractual right to bill, or the performance obligation is satisfied.

These assets and liabilities are reported on the Combined Interim Balance Sheet on a contract-by-contract basis at the end of each reporting period.

The following table summarizes our contract assets and liabilities balances:

2018
Contract assets and liabilities
Contract assets - January 1	$1
Contract assets - September 30	1
Change in contract assets - increase/(decrease)	$-

Contract liabilities - January 1	$3
Contract liabilities - September 30	2
Change in contract liabilities - increase/(decrease)	$(1)

The decrease in contract liabilities from January 1, 2018 to September 30, 2018 is primarily due to recognition of income from the beginning balance.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is defined as the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For product sales, typically each product sold to a customer represents a distinct performance obligation.

The majority of our performance obligations are satisfied as of a point in time. Performance obligations are supported by contracts with customers, providing a framework for the nature of the distinct goods, services or bundle of goods and services. The timing of satisfying the performance obligation is typically indicated by the terms of the contract. All performance obligations are expected to be satisfied within one year.

The timing of satisfaction of our performance obligations does not significantly vary from the typical timing of payment. For some contracts, we may be entitled to receive an advance payment.

We have applied the practical expedient to not disclose the value of remaining performance obligations for (i) contracts with an original expected term of one year or less or (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed.

Note 7. Accounts, Notes and Other Receivables - Net

	September 30, 2018	December 31, 2017
Accounts, notes and other receivables	$798	$792
Less - Allowance for doubtful accounts	(15)	(13)
	$783	$779

Note 8. Inventories

	September 30, 2018	December 31, 2017
Raw materials	$139	$108
Work in process	26	21
Finished products	438	336
	$603	$465

Note 9. Accrued Liabilities

	September 30, 2018	December 31, 2017
Environmental costs	$186	$204
Compensation, benefit and other employee related	61	65
Customer rebate reserve	39	49
Repositioning	17	22
Product warranties and performance guarantees	15	17
Customer advances and deferred income	2	3
Other (primarily operating expenses)	68	49
	$388	$409

Note 10. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Foreign Exchange Translation Adjustment	Changes in Fair Value of Effective Cash Flow Hedges	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$(170)	$1	$(169)
Other comprehensive income (loss) before reclassifications	70	(4)	66
Amounts reclassified from accumulated other comprehensive (loss)	-	2	2
Net current period other comprehensive income (loss)	70	(2)	68
Balance at September 30, 2017	$(100)	$(1)	$(101)

Balance at December 31, 2017	$(100)	$-	$(100)
Other comprehensive income (loss) before reclassifications	(23)	(2)	(25)
Amounts reclassified from accumulated other comprehensive (loss)	-	1	1
Net current period other comprehensive income (loss)	(23)	(1)	(24)
Balance at September 30, 2018	$(123)	$(1)	$(124)

Note 11. Commitments and Contingencies

Environmental Matters

We are subject to various federal, state, local and foreign government requirements relating to the protection of the environment. We believe that, as a general matter, our policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and personal injury and that our handling, manufacture, use and disposal of hazardous substances are in accordance with environmental and safety laws and regulations. We have incurred remedial response and voluntary cleanup costs for site contamination and are a party to lawsuits and claims associated with environmental and safety matters, including products containing hazardous substances. Additional lawsuits, claims and costs involving environmental matters are likely to continue to arise in the future.

With respect to environmental matters involving site contamination, we continually conduct studies, individually or jointly with other potentially responsible parties, to determine the feasibility of various remedial techniques. It is our policy to record appropriate liabilities for environmental matters when remedial efforts or damage claim payments are probable and the costs can be reasonably estimated. Such liabilities are based on our best estimate of the undiscounted future costs required to complete the remedial work. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other potentially responsible parties, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities. We expect to fund expenditures for these matters from operating cash flow. The timing of cash expenditures depends on a number of factors, including the timing of remedial investigations and feasibility studies, the timing of litigation and settlements of remediation liability, personal injury and property damage claims, regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties.

We accrue costs related to environmental matters when it is probable that we have incurred a liability related to a contaminated site and the amount can be reasonably estimated. Environmental-related expenses are presented within Cost of goods sold for operating sites and Other expense for non-operating sites in the Combined Interim Statements of Operations.

The following table summarizes information concerning our recorded liabilities for environmental costs:

December 31, 2017	$537
Accruals for environmental matters deemed probable and reasonably estimable	322
Environmental liability remediated	(124)
September 30, 2018	$735

Current and non-current environmental liabilities are included in the following balance sheet accounts, respectively:

	September 30, 2018	December 31, 2017
Accrued liabilities	$186	$204
Other liabilities	549	333
	$735	$537

We do not currently possess sufficient information to reasonably estimate the amounts of environmental liabilities to be recorded upon future completion of studies, litigation or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined although they could be material to our combined results of operations and operating cash flows in the periods recognized or paid.

Other Matters

We are subject to other lawsuits, investigations and disputes arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employee benefit plans, intellectual property, and environmental, health and safety matters. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of adverse judgments of outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. To date, no such matters are material to the Combined Interim Statements of Operations.

Warranties and Guarantees

In the normal course of business we issue product warranties and product performance guarantees. We accrue for the estimated cost of product warranties and performance guarantees based on contract terms and historical experience at the time of sale. Adjustments to initial obligations for warranties and guarantees are made as changes to the obligations become reasonably estimable. Products warranties and product performance guarantees are included in Accrued liabilities. The following table summarizes information concerning our recorded obligations for product warranties and product performance guarantees.

December 31, 2017	$17
Accruals for warranties/guarantees issued during the year	12
Adjustment of pre-existing warranties/guarantees	(2)
Settlement of warranty/guarantee claims	(12)
September 30, 2018	$15

Note 12. Segment Financial Data

We globally manage our business operations through two reportable operating segments, Products and Distribution:

Products - Our Products business is a leading global provider of residential security and intrusion products, consumer thermostats, consumer HVAC and consumer awareness systems, residential thermal solutions and residential water controls that allow owners of homes to stay connected and in control of their comfort, security and energy use.

Distribution - Our Distribution business is a leading global distributor of security and low voltage fire protection products.

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance. The Company’s chief operating decision maker (CODM) evaluates segment performance based on segment profit. Segment profit is measured as segment income (loss) before taxes excluding, pension expense, repositioning and other charges, other expense, and interest and other charges, net.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales
Total Products sales	$603	$603	$1,803	$1,719
Less: Intersegment sales	77	84	236	258
External Products sales	526	519	1,567	1,461
External Distribution sales	674	633	1,994	1,849
Total sales	$1,200	$1,152	$3,561	$3,310

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Segment profit
Products	$92	$90	$290	$239
Distribution	39	38	113	102
Total	$131	$128	$403	$341

A reconciliation of segment profit to combined income (loss) from continuing operations before taxes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Segment profit	$131	$128	$403	$341
Pension expense	(3)	(4)	(10)	(12)
Repositioning	-	(2)	(5)	(21)
Other expense	(146)	(65)	(322)	(165)
Interest and other charges, net	-	1	-	1
Income (loss) before taxes	$(18)	58	$66	$144

Note 13. Earnings Per Share

On October 29, 2018, the date of consummation of the Spin-Off, 122,966,558 shares of the Company’s Common Stock, par value $0.001 per share, were distributed to Honeywell shareholders of record as of the October 16, 2018 Record Date. This share amount is being utilized for the calculation of basic earnings per share for all periods presented as no common stock was outstanding prior to the date of the Spin-Off. On October 29, 2018, the Company issued 1,601,037 time-based restricted stock units in connection with the Spin-Off. These restricted stock units were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2018.

	Three Months Ended September 30,
	2018	2017
Net income	$311	$23
Weighted average common shares outstanding (in thousands)	122,967	122,967
Common stock - basic and diluted	$2.53	$0.19

	Nine Months Ended September 30,
	2018	2017
Net income	$389	$55
Weighted average common shares outstanding (in thousands)	122,967	122,967
Common stock - basic and diluted	$3.16	$0.45

Note 14. Subsequent Events

The Company evaluated subsequent events for recognition or disclosure through November 13, 2018, the date the Combined Financial Statements were available to be issued.

Completion of Spin-Off

On October 29, 2018, the Company became an independent publicly-traded company through a pro rata distribution by Honeywell of 100% of the outstanding shares of Resideo to Honeywell's shareowners. For additional details, refer to Note 1. Organization, Operations and Basis of Presentation .

Spin-Off Related Agreements

On October 19, 2018 in connection with the Spin-Off, the Company entered into several agreements with Honeywell that set forth the principal actions taken or to be taken in connection with the Spin-Off and that govern the relationship of the parties following the Spin-Off, including the following:

•

Transaction Services Agreement: provides that for a limited time, Honeywell is to provide us, and we are to provide Honeywell, with certain services to ensure an orderly transition following the Spin-Off (the “Transaction Services Agreement”), including: IT, financial, human resources and labor, safety, environmental, sales, product stewardship, operational and manufacturing support, procurement, customer support, and supply chain logistics. For a limited time after the Spin-Off, we may request that additional services in the same functional categories as the specified services be provided by Honeywell to us so long as such additional services were provided historically by Honeywell to our business. The services are generally intended to be provided for a period no longer than twelve months following the Spin-Off, with a possibility to extend the term of each service up to an additional twelve months;

•

Separation and Distribution Agreement: sets forth certain agreements with Honeywell regarding the principal actions to be taken in connection with the Spin-Off. It also sets forth other agreements that govern aspects of our relationship with Honeywell following the Spin-Off (the “Separation and Distribution Agreement”);

•	Tax Matters Agreement: provides that Resideo is responsible for indemnifying Honeywell for certain tax matters related to the Resideo business and the Spin-Off (the “Tax Matters Agreement”);
•	Employee Matters Agreement: provides for the allocation and treatment of assets and liabilities relating to employee compensation and benefit plans and programs (the “Employee Matters Agreement”);
•

Trademark License Agreement: grants Resideo a 40-year license to use the trademark “Honeywell Home” on certain products that were historically part of the Homes business , subject to termination in certain circumstances upon Resideo’s change of control, as well as other customary grounds, such as for material uncured breaches (including failure by a subsidiary of Resideo to comply with all material obligations, including the payment obligations, set forth in the Indemnification and Reimbursement Agreement, defined below (the “Trademark License Agreement”); and

•	Patent Cross-License Agreement: grants royalty-free rights to both Honeywell and Resideo to patents that were historically used by the Resideo business (the “Patent Cross-License Agreement”).

For additional information related to these agreements, please refer to the exhibits to our Current Report on Form 8-K filed with the SEC on October 19, 2018.

Indemnification and Reimbursement Agreement:

In connection with the Spin-Off, a subsidiary of the Company (the “Company Subsidiary”) an Indemnification and Reimbursement Agreement with Honeywell (the “Indemnification and Reimbursement Agreement”), which was entered into on October 14, 2018, and pursuant to which the Company Subsidiary has an obligation to make cash payments to Honeywell in amounts equal to 90% of payments, which include amounts billed, with respect to certain environmental claims, remediation and, to the extent arising after the Spin-Off, hazardous exposure or toxic tort claims, in each case, including consequential damages (the “liabilities”) in respect of specified properties contaminated through historical business operations, including the legal and other costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales. The amount payable in respect of such liabilities arising in any given year will be subject to a cap of $140 million (exclusive of any late payment fees up to 5% per annum).

Financing

On October 19, 2018, Resideo issued $400 million in principal amount 6.125% senior unsecured notes due in 2026 (the “Senior Notes”).

On October 25, 2018, the Company incurred substantial additional indebtedness in the following forms:

•	a seven-year LIBOR plus 2.00% senior secured first-lien term B loan facility in an aggregate principal amount of $475 million (the “Term B Facility”);
•

a five-year LIBOR plus 2.00% senior secured first-lien term A loan facility in an aggregate principal amount of $350 million (the “Term A Facility” and, together with the Term B Facility, the “Term Loan Facilities”); and

•

a five-year senior secured first-lien revolving credit facility to be used for our working capital and other cash needs from time to time in an aggregate principal amount of $350 million (the “Revolving Credit Facility” and, together with the Term Loan Facilities, the “Senior Credit Facilities”). The Revolving Credit Facility has a quarterly commitment fee based on the unused portion, which is determined by our leverage ratio and ranges from 0.25% to 0.35% per annum.

The net proceeds of $1.2 billion, net of $29 million of transaction costs, from the sale of the Senior Notes, together with borrowings under the Senior Credit Facilities were used by the Company to (i) repay intercompany indebtedness to Honeywell or a subsidiary of Honeywell of approximately $1.2 billion, (ii) to pay fees, costs and expenses related to the Senior Notes offering and the Senior Credit Facilities and (iii) for general corporate purposes.

On November 13, 2018, the Company drew $135 million on the Revolving Credit Facility to support other Spin-Off related settlements.

Item 2. Management’s Discussion and Analysis of Financial Condition andResults of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help you understand the results of operations and financial condition of Resideo Technologies, Inc. and its consolidated subsidiaries (“Resideo” or “the Company”, “we”, “us” or “our”) for the three and nine months ended September 30, 2018 and 2017 and should be read in conjunction with the Combined Financial Statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations section contained in Exhibit 99.1 to Amendment No. 2 to the Company’s Registration Statement on Form 10 as filed with the Securities and Exchange Commission ) (“SEC”) on October 2, 2018, which became effective on October 3, 2018 (the “Information Statement”). As more fully described below, our financial information and this Management’s Discussion and Analysis (except as otherwise noted) reflects a carve-out basis. See “Basis of Presentation”.

Overview and Business Trends

We are a leading global provider of critical comfort and security solutions primarily in residential environments. Our products consist of solutions in Comfort & Care and Security & Safety categories and include temperature and humidity control, thermal, water and air solutions and remote patient monitoring software solutions as well as security panels, sensors, peripherals, wire and cable, communications devices, video cameras, awareness solutions, cloud infrastructure, installation and maintenance tools and related software. Our ADI Global Distribution business is the leading wholesale distributor of security and low voltage electronic products which include video surveillance, intrusion, access control, fire and life safety, wire, networking and professional audio visual systems. We manage our business operations through two segments, Products and Distribution. The Products segment offerings include our Comfort & Care and Security & Safety products, which, consistent with our industry, has a higher margin profile in comparison to the Distribution segment.

Our financial performance over the last three years has been supported by several macro trends. Steady growth in residential and non-residential construction and growth in renovation and remodeling in the United States has had a positive impact on the growth of our Products and Distribution businesses. The financial performance of our Products business has further benefited from increasing penetration of wireless connectivity and the proliferation of connected devices. The financial performance of our Distribution business has been further aided by increasing contractor needs for training and technical expertise, and increasing demand for same day order fulfilment.

Spin-off Transaction

The Company was incorporated in Delaware on April 24, 2018. The Company separated from Honeywell International Inc. (“Honeywell” or the “Parent”) on October 29, 2018 (the “Distribution Date”), becoming an independent publicly traded company as a result of a pro rata distribution of the Company common stock to shareholders of Honeywell (the “Spin-Off”). On October 29, 2018, Honeywell’s shareholders of record as of October 16, 2018 (the “Record Date”) received one share of the Company’s common stock, par value $0.001 per share, for every one share of Honeywell’s common stock, par value $1.00 per share, held as of the Record Date. The Company began trading “regular way” under the ticker symbol “REZI” on the New York Stock Exchange on October 29, 2018.

We have entered into certain agreements with Honeywell that were not effective prior to the Spin-Off, such as the Indemnification and Reimbursement Agreement, the Trademark License Agreement, Tax Matters Agreement, Employee Matters Agreement, Patent Cross-License Agreement and Transition Services Agreement, which will cause us to incur new costs. See “Certain Relationships and Related Party Transactions—Agreements with Honeywell,” “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources,” “Certain Relationships and Related Party Transactions—Agreements with Honeywell—Indemnification and Reimbursement Agreement,” “Certain Relationships and Related Party Transactions—Agreements with Honeywell—Trademark License Agreement,” “Certain Relationships and Related Party Transactions—Agreements with Honeywell—Tax Matters Agreement” and “Certain Relationships and Related Party Transactions—Agreements with Honeywell—Transition Services Agreement” in the Information Statement for a description of the material terms thereof.

Basis of Presentation

The accompanying Combined Interim Financial Statements have been prepared on a carve-out basis and were derived from the Consolidated Financial Statements and accounting records of Honeywell. These Combined Interim Financial Statements reflect the combined historical results of operations, financial position and cash flows of the Company as they were historically managed in conformity with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”). Therefore, the historical combined financial information may not be indicative of our future performance and does not necessarily reflect what our combined results of operations, financial condition and cash flows would have been had the Company operated as a separate, publicly traded company during the periods presented, particularly because of changes that we expect to experience as a result of our separation from Honeywell, including changes in the financing, cash management, operations, cost structure and personnel needs of our Company. All periods presented concluded prior to the Distribution Date.

The Combined Interim Financial Statements include certain assets and liabilities that have historically been held at the Honeywell corporate level but are specifically identifiable or otherwise attributable to the Company. Additionally, Honeywell historically provided certain services, such as legal, accounting, information technology, human resources and other infrastructure support, on behalf of the Company. The cost of these services has been allocated to the Company on the basis of the proportion of revenues. The Company and Honeywell consider these allocations to be a reasonable reflection of the benefits received by the Company. Actual costs that would have been incurred if the Company had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. Both we and Honeywell consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefits received by the Company during the periods presented.

Since the completion of the Spin-Off, we have incurred and expect to continue to incur expenditures consisting of employee-related costs, costs to start up certain stand-alone functions and information technology systems and other one-time transaction related costs. Recurring stand-alone costs include establishing the internal audit, treasury, investor relations, tax and corporate secretary functions as well as the annual expenses associated with running an independent publicly traded company including listing fees, compensation of non-employee directors, related board of director fees and other fees and expenses related to insurance, legal and external audit.

Our environmental expenses are primarily reported within Other expense in our Combined Interim Statement of Operations, which reflect an estimated liability for resolution of pending and future environmental-related liabilities, calculated as if we were responsible for 100% of the environmental-liability payments associated with certain sites. See Environmental Matters in Note 18. Commitments and Contingencies of Notes to Combined Financial Statements in the Information Statement for additional information. In connection with the Company’s separation from Honeywell, a subsidiary of the Company (the “Company Subsidiary”) is a party to an Indemnification and Reimbursement Agreement, which was entered into on October 14, 2018, pursuant to which the Company Subsidiary has agreed to indemnify Honeywell in amounts equal to 90% of payments which include amounts billed with respect to certain environmental claims, remediation and, to the extent arising after the Spin-Off, hazardous exposure or toxic tort claims, in each case including consequential damages (the “liabilities”), in respect of specified properties contaminated through historical business operations, including the legal and other costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales. Pursuant to the Indemnification and Reimbursement Agreement, the Company Subsidiary is responsible for paying to Honeywell such amounts, up to a cap of $140 million in respect of liabilities arising in any given calendar year (exclusive of any late payment fees up to 5% per annum). The payments that the Company Subsidiary is required to make to Honeywell pursuant to this agreement are not deductible for U.S. federal income tax purposes. See “Certain Relationships and Related Party Transactions—Agreements with Honeywell—Indemnification and Reimbursement Agreement” in the Information Statement.

Results of Operations for the three and nine months ended September 30, 2018 compared with the three and nine months ended September 30, 2017

Net Sales

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)		(Dollars in millions)
Net sales	$1,200	$1,152	$3,561	$3,310
% change compared with prior period	4.2%		7.6%

The change in net sales compared to prior year period is attributable to the following:

	Three months	Year to Date
Volume	2.6%	4.1%
Price	2.3%	1.8%
Foreign currency translation	(0.7)%	1.7%
% change compared with prior period	4.2%	7.6%

A discussion of net sales by segment can be found in the Review of Business Segments section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The foreign currency translation impact for the three months ended September 30, 2018 compared to the prior period was unfavorable due to the weakening of both the Euro and the Canadian Dollar against the U.S. Dollar. The foreign currency translation impact for the nine months ended September 30, 2018 compared to the prior year period was favorable due to the strengthening of both the Euro and British Pound against the U.S. Dollar.

Cost of Goods Sold

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)		(Dollars in millions)
Cost of goods sold	$853	$816	$2,525	$2,355
% change compared with prior period	4.5%		7.2%
Gross profit percentage	28.9%	29.2%	29.1%	28.9%

Three months ended

Costs of goods sold for the three months ended September 30, 2018 was $853 million, an increase of $37 million, or approximately 4.5%, from $816 million for the three months ended September 30, 2017.

This increase was primarily driven by $37 million in higher product cost in the Distribution segment driven by an increase in sales volume and material inflation, partially driven by lower vendor rebates.

The decrease in gross profit percentage was primarily due to the impact of material inflation, net of productivity (approximately 1.2 percentage point impact) and product mix (approximately 0.7 percentage point impact), partially offset by the impact of higher selling prices (approximately 1.6 percentage point impact).

Nine months ended

Costs of goods sold for the nine months ended September 30, 2018 was $2,525 million, an increase of $170 million, or approximately 7.2%, from $2,355 million for the nine months ended September 30, 2017.

This increase was primarily driven by $121 million in higher product cost in the Distribution segment and $55 million in higher direct material cost in the Products segment driven by the increase in sales volume and the strengthening of both the Euro and British Pound against the U.S. Dollar.

The increase in gross profit percentage was primarily due to the impact of higher selling prices (approximately 1.2 percentage point impact), partially offset by the impact of higher inflation, net of material productivity (approximately 0.6 percentage point impact) and unfavorable product mix (approximately 0.5 percentage points).

Selling, General and Administrative Expenses

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)		(Dollars in millions)
Selling, general and administrative expense	$219	$214	$648	$647
% of sales	18.3%	18.6%	18.2%	19.5%

Three months ended

Selling, general and administrative expenses for the three months ended September 30, 2018 was $219 million, an increase of $5 million, or 2.3%, from $214 million for the three months ended September 30, 2017.

The decrease in expenses as a percentage of sales was primarily due to the impact of labor productivity on higher sales volume.

Nine months ended

Selling, general and administrative expenses for the nine months ended September 30, 2018 was $648 million, an increase of $1 million, or 0.2%, from $647 million for the nine months ended September 30, 2017.

The decrease in expenses as a percentage of sales was primarily due to the impact of labor productivity on higher sales volume.

Other Expense

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)		(Dollars in millions)
Other expense	$146	$65	$322	$165

Three months ended

Other expense for the three months ended September 30, 2018 was $146 million, an increase of $81 million, or 124.6%, from $65 million for the three months ended September 30, 2017 driven by higher environmental-related expenses accrued for final remediation plans and corrective measures at certain sites.

Nine months ended

Other expense for the nine months ended September 30, 2018 was $322 million, an increase of $157 million, or 95.2%, from $165 million for the nine months ended September 30, 2017 driven by higher environmental-related expenses accrued for final remediation plans and corrective measures at certain sites.

Tax Expense

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Tax expense (benefit)	$(329)	$35	$(323)	$89
Effective tax rate	1,827.8%	60.3%	(489.4%)	61.8%

Three months ended

The effective tax rate increased for the quarter year-over-year primarily due to increased tax benefits attributable to internal restructuring of Resideo’s business in advance of its anticipated Spin-Off that resulted in a $79 million reduction in tax expense, currency impacts for withholding taxes on undistributed foreign earnings, adjustments to the provisional tax amount related to U.S. Tax Reform that resulted in a $259 million reduction in tax expense, and decreased income before taxes.

The effective tax rate for the three months ended September 30, 2018 was higher than the U.S. federal statutory rate of 21% primarily from tax benefits related to the internal restructuring of Resideo’s business in advance of its anticipated Spin-Off that resulted in a $79 million reduction in tax expense, currency impacts on withholding taxes on undistributed foreign earnings, adjustments to the provisional tax amount related to U.S. Tax Reform that resulted in a $259 million reduction in tax expense, and decreased income before taxes.

The effective tax rate for the three months ended in 2017 was higher than the U.S. federal statutory rate of 35% as a result of non-deductible expenses.

Nine months ended

The effective tax rate decreased for the quarter year-over-year primarily due to increased tax benefits attributable to internal restructuring of Resideo’s business in advance of its anticipated Spin-Off that resulted in a $97 million reduction in tax expense, currency impacts for withholding taxes on undistributed foreign earnings, adjustments to the provisional tax amount related to U.S. Tax Reform that resulted in a $262 million reduction in tax expense, and decreased income before taxes.

The effective tax rate for the nine months ended in 2018 was lower than the U.S. federal statutory rate of 21% primarily from tax benefits related to the internal restructuring of Resideo’s business in advance of its anticipated Spin-Off that resulted in a $97 million reduction in tax expense, currency impacts on withholding taxes on undistributed foreign earnings adjustments to the provisional tax amount related to U.S. Tax Reform that resulted in a $262 million reduction in tax expense, and decreased income before taxes.

The effective tax rate for the nine months ended September 30, 2017 was higher than the U.S. federal statutory rate of 35% as a result of non-deductible expenses.

On December 22, 2017, the U.S. enacted tax reform that instituted fundamental changes to the taxation of multinational corporations. As a result of the U.S. Tax Reform, we recorded a provisional tax charge at December 31, 2017 of $156 million related to the mandatory transition tax and $314 million related to taxes on undistributed foreign earnings that are no longer intended to be permanently reinvested. We recorded a provisional amount because certain information related to the computation of earnings and profits, distributable reserves, and foreign exchange gains and losses is not readily available; some of the testing dates to determine taxable amounts have not yet occurred; and there is limited information from federal and state taxing authorities regarding the application and interpretation of the recently enacted legislation. In accordance with current SEC guidance, the Company will report the impact of final provisional amounts in the reporting period in which the accounting is completed, which will not exceed one year from the date of enactment of U.S. Tax Reform.

As described in our Combined Financial Statements for the year ended December 31, 2017, we reasonably estimated certain effects of U.S. Tax Reform and, therefore, recorded provisional amounts, including the deemed repatriation transition tax and withholding taxes on undistributed earnings. For the nine months ended September 30, 2018, the Company recorded an adjustment to the provisional tax amount related to the deemed repatriation transition tax and taxes on undistributed earnings of $85 million and $177 million, respectively. This adjustment results in a decrease to the effective tax rate for the nine months ended September 30, 2018 of 397.0%. The adjustment reflects the revised determination of the fair value of assets and liabilities of legal entities included in the Company’s business, which is utilized to allocate earnings and profit for purposes of calculating the deemed repatriation tax and taxes on undistributed earnings. The Company has not finalized the accounting for the tax effects of the tax legislation, primarily related to computations of earnings and profits and deferred tax balances for tax returns that have not been finalized. We expect to complete our accounting within the prescribed measurement period

The effective tax rate can vary from quarter to quarter for unusual or infrequently occurring items, such as the tax impacts from the resolution of income tax audits, changes in tax laws, revisions to the provisional amounts from U.S. Tax Reform or internal restructurings.

Review of Business Segments

We operate two segments: Products and Distribution. Management evaluates segment performance based on segment profit. Segment profit is measured as segment income (loss) before taxes excluding other expense (primarily environmental costs), interest and other charges, net, pension expense and repositioning charges.

Products

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Total sales	$603	$603		$1,803	$1,719
Less: intersegment sales	77	84		236	258
External Sales	526	519	1%	1,567	1,461	7%
Cost of products and services sold	296	295		880	823
Selling general and administrative and other expenses	138	134		397	399
Segment profit	$92	$90	2%	$290	$239	21%

	2018 vs. 2017
	Three Months Ended September 30,		Nine Months Ended September 30,
Factors Contributing to Year-Over-Year Change	Sales (%)	Segment Profit (%)	Sales (%)	Segment Profit (%)
Organic Growth/Operational segment profit	2%	3%	5%	18%
Foreign currency translation	(1)%	(1)%	2%	3%
Total % Change	1%	2%	7%	21%

Three months ended

Products sales increased by 1% primarily due to an increase in selling prices in the Comfort & Care product line, partially offset by the impact of unfavorable currency translation and impacts of a temporary supply chain issue as a result of the Spin-Off.

Products segment profit increased by 2% primarily due to higher prices, partially offset by inflation, net of productivity.

Nine months ended

Products sales increased by 7% primarily due to an increase in external sales volume in the Comfort & Care product line, the impact of favorable currency translation and the impact of higher prices.

Products segment profit increased by 21% primarily due to higher selling prices and external sales volume, partially offset by higher product costs on that higher sales volume.

Distribution

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Total sales	$674	$633		$1,994	$1,849
Less: intersegment sales	-	-		-	-
External Sales	674	633	6%	1,994	1,849	8%
Cost of products and services sold	556	518		1,637	1,513
Selling general and administrative and other expenses	79	77		244	234
Segment profit	$39	$38	3%	$113	$102	11%

	2018 vs. 2017
	Three Months Ended September 30,		Nine Months Ended September 30,
Factors Contributing to Year-Over-Year Change	Sales (%)	Segment Profit (%)	Sales (%)	Segment Profit (%)
Organic Growth/Operational segment profit	7%	3%	7%	10%
Foreign currency translation	(1)%	(0)%	1%	1%
Total % Change	6%	3%	8%	11%

Three months ended

Distribution sales increased by 6% primarily due to volume growth across all of our key geographic markets and higher selling prices partially offset by the unfavorable impact of foreign currency translation.

Distribution segment profit increased by 3% primarily driven by an increase in higher selling prices and higher sales volume partially offset by material inflation.

Nine months ended

Distribution sales increased by 8% primarily due to volume growth across all of our key geographic markets, higher selling prices, and the favorable impact of foreign currency translation.

Distribution segment profit increased by 11% primarily driven by an increase in higher selling prices and higher sales volume partially offset by material inflation.

Repositioning Charges

See Note 4. Repositioning Charges of Notes to Combined Interim Financial Statements for a discussion of our repositioning charges incurred in the three and nine months ended September 30, 2018 and 2017. These repositioning actions are expected to generate incremental pre-tax savings of $24 million in 2018 compared with 2017 principally from planned workforce reductions. Cash spending related to our repositioning actions was $3 million and $9 million for the three and nine months ended September 30, 2018, respectively, and was funded through operating cash flows. For the full year 2018, we expect cash spending for repositioning actions to be approximately $11 million and to be funded through operating cash flows.

Liquidity and Capital Resources

Historical Liquidity

Historically, we have generated positive cash flows from operations.

As part of Honeywell, the Company has been dependent upon Honeywell for all of its working capital and financing requirements. Honeywell uses a centralized approach to cash management and financing of its operations. Historically, the majority of the Company’s cash was transferred to Honeywell daily and Honeywell funded its operating and investing activities as needed. This arrangement is not reflective of the manner in which the Company would have been able to finance its operations had it been a stand-alone business separate from Honeywell during the periods presented. Cash transfers to and from Honeywell’s cash management accounts are reflected within cash and cash equivalents.

All intracompany transactions have been eliminated. All significant transactions between the Company and Honeywell have been included in these Combined Interim Financial Statements and were settled for cash prior to the Spin-Off or will be settled for cash as described in Section 2.08 of the Separation and Distribution Agreement entered into between the Company and Honeywell on October 19, 2018, and the schedules thereto. These transactions, are reflected in the Combined Interim Balance Sheet as Due from related parties, current or Due to related parties, current. In the Combined Interim Statement of Cash Flows, the cash flows related to related party notes receivables presented in the Combined Interim Balance Sheet in Due from related parties, current are reflected as investing activities since these balances represent amounts loaned to Parent. The cash flows related to related party notes payables presented in the Combined Interim Balance Sheet in Due to related parties, current are reflected as financing activities since these balances represent amounts financed by Parent.

The cash and cash equivalents held by Honeywell at the corporate level are not specifically identifiable to the Company and therefore were not allocated for any of the periods presented. Honeywell third party debt and the related interest expense have not been allocated for any of the periods presented as Honeywell’s borrowings were not directly attributable to the Company.

In addition, the Company had related party notes receivables of $ -  and $7 million as of September 30, 2018 and December 31, 2017, respectively, which are presented in Due from related parties, current within the Combined Interim Balance Sheet. The Company received interest income for related party notes receivables of $2 million and $1 million for the nine months ended September 30, 2018 and 2017, respectively.

Future Liquidity

On a recurring basis, our primary future cash needs will be centered on operating activities, working capital, capital expenditures, payments under the Indemnification and Reimbursement Agreement, and interest payments. Our ability to fund these needs will depend, in part, on our ability to generate or raise cash in the future, which is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control.

Since we separated from Honeywell on October 29, 2018, our capital structure and sources of liquidity have changed from its historical capital structure because we no longer participate in Parent’s centralized cash management program. Our ability to fund our operating needs depends on our future ability to continue to generate positive cash flow from operations and raise capital in the capital markets. Based upon our history of generating strong cash flows, we believe we will be able to meet our short-term liquidity needs. We believe we will meet known or reasonably likely future cash requirements through the combination of cash flows from operating activities, available cash balances and available borrowings under our credit agreements. We expect our primary cash requirements in 2018 will primarily be to fund capital expenditures and to meet our obligations under the debt instruments and the Indemnification and Reimbursement Agreement described below, as well as other tax matters as described in “Certain Relationships and Related Party Transactions–Agreements with Honeywell–Tax Matters Agreement” in the Information Statement.

If these sources of liquidity need to be augmented, additional cash requirements would likely need to be financed through the issuance of debt or equity securities; however, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms, or at all, in the future.

Credit Agreement

On October 25, 2018, the Company entered into a Credit Agreement, by and among the Company, Resideo Holding Inc., Resideo Intermediate Holding Inc., Resideo Funding Inc. (the “Borrower” or the “Issuer”), the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”), which provides for (i) a seven-year senior secured first-lien term B loan facility in an aggregate principal amount of $475 million (the “Term B Facility”); (ii) a five-year senior secured first-lien term A loan facility in an aggregate principal amount of $350 million (the “Term A Facility” and, together with the Term B Facility, the “Term Loan Facilities”); and (iii) a five-year senior secured first-lien revolving credit facility in an aggregate principal amount of $350 million (the “Revolving Credit Facility” and, together with the Term Loan Facilities, the “Senior Credit Facilities”). The Company incurred indebtedness under the Term Loan Facilities in an aggregate principal amount of approximately $825 million on October 25, 2018, and $135 million under the Revolving Credit Facility on November 13, 2018.

We are obligated to make quarterly principal payments throughout the term of the Term Loan Facilities according to the amortization provisions in the Credit Agreement and in addition to paying interest on outstanding borrowings under the Revolving Credit Facility, we are required to pay a quarterly commitment fee based on the unused portion of the Revolving Credit Facility. Borrowings under the Credit Agreement are prepayable at our option without premium or penalty other than a 1.00% prepayment premium that may be payable in connection with certain repricing transactions within a certain period of time after the closing date. Up to $75 million may be utilized under the Revolving Credit Facility for the issuance of letters of credit to the Borrower or any of its subsidiaries. Letters of credit are available for issuance under the Credit Agreement on terms and conditions customary for financings of this kind, which issuances will reduce the available funds under the Revolving Credit Facility.

The Senior Credit Facilities are subject to an interest rate and interest period which we will elect.  If we choose to make a base rate borrowing on an overnight basis, the interest rate will be based on the highest of (1) the rate of interest last quoted by The Wall Street Journal as the “prime rate” in the United States, (2) the greater of the federal funds effective rate and the overnight bank funding rate, plus 0.5% and (3) the one month adjusted LIBOR rate, plus 1.00% per annum.  If we choose to make a LIBOR borrowing on a one, two, three or six-month basis, the interest rate will be based on an adjusted LIBOR rate (which shall not be less than zero) based on the interest period for the borrowing. The applicable margin for the Term B Facility is currently 2.00% per annum (for LIBOR loans) and 1.00% per annum (for base rate loans). The applicable margin for each of the Term A Facility and the Revolving Credit Facility varies from 2.00% per annum to 1.50% per annum (for LIBOR loans) and 1.00% to 0.50% per annum (for base rate loans) based on our leverage ratio. Accordingly, the interest rates for the Senior Credit Facilities will fluctuate during the term of the Credit Agreement based on changes in the base rate, LIBOR or future changes in our leverage ratio. Interest payments with respect to the borrowings are required either on a quarterly basis (for base rate loans) or at the end of each interest period (for LIBOR loans) or, if the duration of the applicable interest period exceeds three months, then every three months.

The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends, to make other distributions or redemptions/repurchases, in respect of our and our subsidiaries’ equity interests, to engage in transactions with affiliates or amend certain material documents. In addition, the Credit Agreement also contains financial covenants requiring the maintenance of a consolidated total leverage ratio of not greater than 4.00 to 1.00 (with step-downs to (i) 3.75 to 1.00 starting in the fiscal quarter ending December 31, 2019, (ii) 3.50 to 1.00 starting in the fiscal quarter ending December 31, 2020 and (iii) 3.25 to 1.00 starting in the fiscal quarter ending December 31, 2021), and a consolidated interest coverage ratio of not less than 2.75 to 1.00. The Credit Agreement contains customary events of default, including with respect to a failure to make payments under the Senior Credit Facilities, cross-default, certain bankruptcy and insolvency events and customary change of control events.

All obligations under the Senior Credit Facilities are or will be unconditionally guaranteed jointly and severally, by: (a) the Company and (b) substantially all of the direct and indirect wholly owned subsidiaries of the Company that are organized under the laws of the United States, any state thereof or the District of Columbia (collectively, the “Guarantors”). The Guarantors entered into a guarantee under the Credit Agreement concurrently with the effectiveness of the Credit Agreement. Subject to certain limitations, the Senior Credit Facilities are or will be secured on a first priority basis by: (x) a perfected security interest in the equity interests of each direct subsidiary of the Borrower and each Guarantor under the Senior Credit Facilities (subject to certain customary exceptions) and (y) perfected, security interests in, and mortgages on, substantially all tangible and intangible personal property and material real property of the Borrower and each of the Guarantors under the Senior Credit Facilities, subject, in each case, to certain exceptions. The Borrower and the Guarantors entered into security documents concurrently with effectiveness of the Credit Agreement.

Senior Notes

On October 19, 2018, the Issuer completed an offering of $400 million aggregate principal amount of the Issuer’s 6.125% Senior Notes due 2026 (the “Senior Notes”). The Senior Notes and related guarantees were offered to persons reasonably believed to be qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside of the United States in reliance on Regulation S under the Securities Act. The Senior Notes and related guarantees will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Senior Notes were issued pursuant to an Indenture, dated October 19, 2018 (the “Indenture”), among the Issuer, the Company, the other Guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (the “Trustee”). The Senior Notes are senior unsecured obligations of the Issuer and are guaranteed on an unsecured senior basis by the Company and each of the Company’s existing and future domestic subsidiaries that guarantee the Senior Credit Facilities.

The Indenture limits the Company and its restricted subsidiaries’ ability to, among other things, incur, assume or guarantee debt or issue certain disqualified equity interests and preferred shares; pay dividends on or make distributions in respect of capital stock and make other restricted payments and investments; sell or transfer certain assets; create liens on assets to secure debt unless the Senior Notes are secured equally and ratably; enter into certain transactions with their affiliates; restrict dividends and other payments by certain of their subsidiaries; and consolidate, merge, sell or otherwise dispose of all or substantially all of their assets. These covenants are subject to a number of limitations and exceptions.

Additionally, upon certain events constituting a change of control under the Indenture, the holders of the Senior Notes have the right to require the Issuer to offer to repurchase the Senior Notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, to (but not including) the date of purchase.

Further, if the Company or its restricted subsidiaries sell assets, under certain circumstances, the holders of the Senior Notes have the right, subject to certain conditions, to require the Company to use any excess net proceeds of such sale above $75 million to offer to purchase outstanding Senior Notes at a purchase price in cash equal to 100% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date.

The Indenture also provides for customary events of default, which, if any of them occurs, may cause the principal of and accrued interest on the Senior Notes to become, or to be declared, due and payable. Events of default (subject in certain cases to customary grace and cure periods), include, among others, nonpayment of principal or interest, breach of other covenants or agreements in the Indenture, failure to pay certain other indebtedness, failure to pay certain final judgments, failure of certain guarantees to be enforceable, certain events of bankruptcy or insolvency and failure of certain security interests to be valid or enforceable.

We used the gross proceeds from the sale of the Senior Notes, together with the borrowings under the Term Loan Facilities, (i) to repay intercompany indebtedness to Honeywell or a subsidiary of Honeywell of approximately $1.2 billion, (ii) to pay fees, costs and expenses related to the Senior Notes offering and the Senior Credit Facilities (approximately $29 million) and (iii) for general corporate purposes.

Cash Flow Summary for the Nine Months ended September 30, 2018 and 2017

Our cash flows from operating, investing and financing activities for the nine months ended September 30, 2018 and 2017, as reflected in the unaudited Combined Interim Financial, are summarized as follows:

	9 Months ended September 30,
	2018	2017
Cash provided by (used for):
Operating activities	$375	$180
Investing activities	(56)	(38)
Financing activities	(186)	(136)
Effect of exchange rate changes on cash	(5)	4
Net increase in cash and cash equivalents	$128	$10

Nine months ended

Cash provided by operating activities increased by $206 million, primarily driven by tax benefits related to the internal restructuring of Resideo’s business in advance of its Spin-Off and an increase in gross profit, offset by an increase in inventory due to new product launch.

Cash used for investing activities increased by $18 million, primarily due to an increase in expenditures on property plant and equipment of $25 million due to new product introduction and spin related cost offset by payments due from related parties of $13 million.

Cash used for financing activities increased by $50 million primarily due to a decrease in invested equity of $158 million offset by an increase in cash pooling of $105 million as a result of pre-spin activities.

Environmental Matters

Expenses for environmental matters deemed probable and reasonably estimable was $322 million for the nine months ended September 30, 2018 and $165 million for the nine months ended September 30, 2017. This increase was related to expenses accrued for final remediation plans and corrective measures at certain sites.

Spending related to environmental matters was $124 million for the nine months ended September 30, 2018 and $107 million for nine months ended September 30, 2017. We do not currently possess sufficient information to reasonably estimate the amounts of environmental liabilities to be recorded upon future completion of studies, litigation or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined although they could be material to our combined results of operations and operating cash flows in the periods recognized or paid.

See Note 18. Commitments and Contingencies of Notes to Combined Financial Statements in the Information Statement, Note 11. Commitments and Contingencies of Notes to Combined Interim Financial Statements and Note 14. Subsequent Events for further discussion of our environmental matters.

Capital Expenditures

We believe our capital spending in recent years has been sufficient to maintain efficient production capacity, to implement important product and process redesigns and to expand capacity to meet increased demand. Productivity projects have freed up capacity in our manufacturing facilities and are expected to continue to do so. We expect to continue investing to expand and modernize our existing facilities and to create capacity for new product development. We expect capital expenditures for full year 2018 to be approximately $60 million, excluding spin related expenditures.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of our Combined Interim Financial Statements in accordance with generally accepted accounting principles is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. We consider the accounting policies discussed below to be critical to the understanding of our Combined Interim Financial Statements and are consistent with GAAP included in the unaudited Combined Interim Financial Statements, which include allocations of corporate expenses from Honeywell, that could differ from those that would have been prepared had the Company operated on a stand-alone basis. Actual results could differ from our estimates and assumptions, and any such differences could be material to our Combined Interim Financial Statements.

Environmental—We accrue costs related to environmental matters when it is probable that we have incurred a liability related to a contaminated site and the amount can be reasonably estimated. Environmental-related expenses are presented within Cost of goods sold for operating sites and Other expense for non-operating sites in the Combined Interim Statements of Operations. For additional information, see Note 18. Commitments and Contingencies of Notes to Combined Financial Statements included in the Information Statement.

Goodwill—Goodwill has an indefinite life and is not amortized, but is subject to annual, or more frequent if necessary, impairment testing. In testing goodwill, the fair value is estimated utilizing a discounted cash flow approach utilizing cash flow forecasts in our five year strategic and annual operating plans adjusted for terminal value assumptions. These impairment tests involve the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. To address this uncertainty we perform sensitivity analysis on key estimates and assumptions.

Income Taxes—The tax provision is presented on a separate company basis as if we were a separate filer. The effects of tax adjustments and settlements from taxing authorities are presented in our Combined Interim Financial Statements in the period to which they relate as if we were a separate filer. Our current obligations for taxes are settled with our Parent on an estimated basis. All income taxes due to or due from our Parent that have not been settled or recovered by the end of the period are reflected in invested equity within the Combined Interim Financial Statements. We are subject to income tax in the United States (federal, state and local) as well as other jurisdictions in which we operate.

Our provision for income tax expense is based on our income, the statutory tax rates and other provisions of the tax laws applicable to us in each of these various jurisdictions. These laws are complex, and their application to our facts is at times open to interpretation. The process of determining our combined income tax expense includes significant judgments and estimates, including judgments regarding the interpretation of those laws. Our provision for income taxes and our deferred tax assets and liabilities incorporate those judgments and estimates, and reflect management’s best estimate of current and future income taxes to be paid.

Deferred tax assets and liabilities relate to temporary differences between the financial reporting and income tax bases of our assets and liabilities, as well as the impact of tax loss carryforwards or carrybacks. Deferred income tax expense or benefit represents the expected increase or decrease to future tax payments as these temporary differences reverse over time. Deferred tax assets are specific to the jurisdiction in which they arise, and are recognized subject to management’s judgment that realization of those assets is “more likely than not.” In making decisions regarding our ability to realize tax assets, we evaluate all positive and negative evidence, including projected future taxable income, taxable income in carryback periods, expected reversal of deferred tax liabilities, and the implementation of available tax planning strategies.

Significant judgment is required in evaluating tax positions. We establish additional reserves for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum recognition threshold. The approach for evaluating certain and uncertain tax positions is defined by the authoritative guidance which determines when a tax position is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, Honeywell and its subsidiaries are examined by various federal, state and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a change in estimate become known.

The tax provision has been calculated as if the carve-out entity was operating on a stand-alone basis and filed separate tax returns in the jurisdiction in which it operates. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of the actual tax balances had the Company been a stand-alone company during the periods presented.

Market Risk Management

We are exposed to market risks from changes in currency exchange rates. These exposures may impact future earnings and/or operating cash flows. Our exposure to market risk for changes in foreign currency exchange rates arises from international financing activities between subsidiaries, foreign currency denominated monetary assets and liabilities and transactions arising from international trade. Our primary objective is to preserve the U.S. Dollar value of foreign currency denominated cash flows and earnings. We attempt to hedge currency exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through foreign currency exchange forward and option contracts (foreign currency exchange contracts).

We hedge monetary assets and liabilities denominated in non-functional currencies. Prior to conversion into U.S. Dollars, these assets and liabilities are re-measured at spot exchange rates in effect on the balance sheet date. The effects of changes in spot rates are recognized in earnings and included in Non-operating (income) expense. We partially hedge forecasted sales and purchases, which occur in the next twelve months and are denominated in non-functional currencies, with foreign currency exchange contracts. Changes in the forecasted non-functional currency cash flows due to movements in exchange rates are substantially offset by changes in the fair value of the foreign currency exchange contracts designated as hedges. Market value gains and losses on these contracts are recognized in earnings when the hedged transaction is recognized. Open foreign currency exchange contracts mature in the next twelve months. At September 30, 2018 and December 31, 2017, we had contracts with notional amounts of $80 million and $25 million, respectively, to exchange foreign currencies, principally the Euro and Canadian Dollar.

While we are exposed to commodity price risk, we attempt to pass through abnormal changes in component and raw material costs to our customers based on the contractual terms of our arrangements. In limited situations, we may not be fully compensated for such changes in costs.

Other Matters

Agreements with Honeywell

We have entered into certain arrangements with Honeywell that were not effective prior to the Spin-Off, such as Honeywell’s provision of transition and other services and brand licensing agreements, and undertaking indemnification obligations, which will cause us to incur new costs. See “Certain Relationships and Related Party Transactions—Agreements with Honeywell” within the Information Statement for a description of the material terms thereof.

Litigation and Environmental Matters

See Note 18. Commitments and Contingencies of Notes to Combined Financial Statements in the Information Statement, Note 11. Commitments and Contingencies of Notes to Combined Interim Financial Statements and Note 14. Subsequent Events for a discussion of environmental and other litigation matters.

Recent Accounting Pronouncements

See Note 2. Summary of Significant Accounting Policies of Notes to Combined Financial Statements in the Information Statement and Note 2. Recent Accounting Pronouncements of Notes to Combined Interim Financial Statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s qualitative disclosures about market risks, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Market Risk Management.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures designed to give reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud have been or will be detected.

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the quarter ended September 30, 2018.

PART II – Other Information

Item 1 – Legal Proceedings

General Legal Matters

We are subject to various of lawsuits, investigations and disputes arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employee benefit plans, intellectual property, and environmental, health and safety matters. See Note 11. Commitments and Contingencies of Notes to Combined Interim Financial Statements for a discussion of environmental and other litigation matters.

Additionally, in connection with the Indemnification and Reimbursement Agreement the Company Subsidiary has an obligation to make cash payments to Honeywell in amounts equal to 90% of payments, which include amounts billed, with respect to certain environmental claims, remediation and, to the extent arising after the Spin-Off, hazardous exposure or toxic tort claims, in each case, including consequential damages in respect of specified properties contaminated through historical business operations, including the legal and other costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales. The amount payable in respect of such liabilities arising in any given year will be subject to a cap of $140 million (exclusive of any late payment fees up to 5% per annum). See in Note 14. Subsequent Events of Notes to Combined Interim Financial Statements for a further discussion of the Indemnification and Reimbursement Agreement.

Item 1A – Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal and regulatory risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. There have been no material changes from the risk factors disclosed in the Information Statement under “Risk Factors” except to note that the Spin-Off was effectuated.

Item 6 – Exhibits

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Resideo Technologies, Inc.

Date: November 13, 2018	By:	/s/ Joseph D. Ragan III
Joseph D. Ragan III Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)