Form 10-K
period 2018-12-31
RESIDEO TECHNOLOGIES, INC.
filed 2019-03-18
CIK 1740332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

Commission File Number 001-38635

Resideo Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-5318796
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1985 Douglas Drive North Golden Valley, Minnesota	55422
(Address of principal executive offices)	(Zip Code)

(763) 954-5204

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class

Name of each exchange on which registered

Common Stock, par value $0.001 per share New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2018, the registrant’s common stock was not publicly-traded.

The number of shares outstanding of the Registrant’s common stock, par value $0.001 per share as of March 11, 2019 was 122,686,190 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2019 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2018.

Signatures

RESIDEO TECHNOLOGIES, INC.

PART I.

Item 1.	Business

In this Annual Report on Form 10-K, unless the context otherwise dictates, references to “Resideo”, “the Company”, “we,” “us” or “our” means Resideo Technologies, Inc. and its consolidated subsidiaries.

This Annual Report includes industry and market data that we obtained from various third party industry and market data sources. While we believe the projections of the industry sources referenced in this Annual Report are reasonable, forecasts based upon such data involve inherent uncertainties, and actual results are subject to change based upon various factors beyond our control. All such industry data is available publicly or for purchase and was not commissioned specifically for us. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, forecasts based upon such data involve inherent uncertainties, and actual results regarding the subject matter of such forecasts are subject to change based upon various factors, including those beyond our control and those discussed under the headings “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” in this Annual Report.

Separation from Honeywell

The Company was incorporated in Delaware on April 24, 2018. We separated from Honeywell International Inc. (“Honeywell”) on October 29, 2018, becoming an independent publicly traded company as a result of a pro rata distribution of our common stock to shareholders of Honeywell (the “Spin-Off”). We filed our last amended Form 10 describing the Spin-Off with the Securities and Exchange Commission (“SEC”) on October 2, 2018 (the “Form 10”) which was declared effective by the SEC on October 3, 2018. On October 29, 2018, Honeywell’s shareholders of record as of October 16, 2018 (the “Record Date”) received one share of our common stock, par value $0.001 per share, for every six shares of Honeywell’s common stock, par value $1.00 per share, held as of the Record Date, and cash for any fractional shares of our common stock. We began trading “regular way” under the ticker symbol “REZI” on the New York Stock Exchange on October 29, 2018. The Spin-Off is further described in Note 1 to the Consolidated and Combined Financial Statements included in Item 8 of this Form 10-K.

Description of Business

Resideo is a leading global provider of critical comfort, residential thermal solutions and security solutions primarily in residential environments. Our products consist of solutions in Comfort, Residential Thermal Solutions (RTS) and Security categories and include temperature and humidity control, thermal, water and air solutions and remote patient monitoring software solutions as well as security panels, sensors, peripherals, wire and cable, communications devices, video cameras, awareness solutions, cloud infrastructure, installation and maintenance tools and related software. Our ADI Global Distribution business is the leading wholesale distributor of security and low voltage electronic products which include video surveillance, intrusion, access control, fire and life safety, wire, networking and professional audio visual systems.

Our critical comfort, residential thermal and security solutions have a presence in over 150 million homes globally Our products, which benefit from the trusted, well-established Honeywell brand, are installed in over 15 million homes annually, allowing us to launch innovative technologies and services at scale. These products are now marketed and sold under the Honeywell Home brand pursuant to a license agreement with Honeywell (the “Trademark License Agreement”). We have a long-standing leadership position in the traditional/non-connected products space that contributes significantly to our net revenue. Our growing portfolio of connected home solutions is one of the largest and most comprehensive in the market. Our connected solutions are supported by software platforms that allow consumers and channel partners to easily install, use and maintain our solutions and third-party devices. These platforms interact with other ecosystems to control ours and others’ home automation devices. Over 5.6 million of our customers are connected, providing access to control, monitoring and alerts, and we have approximately 32 million installed sensors generating more than 400 billion data transmissions annually. Our broad portfolio of innovative products is supported by approximately 3,000 worldwide active and pending patents, delivered through a comprehensive network of over 110,000 professional contractors, more than 3,000 distributors and over 1,200 original equipment manufacturers (“OEMs”), as well as major retailers and online merchants.

RESIDEO TECHNOLOGIES, INC.

Our ADI Global Distribution business (“ADI”) is the leading wholesale distributor of low voltage security products, and is independently recognized for superior customer service. Through over 200 stocking locations in 17 countries, ADI distributes more than 350,000 products from over 1,000 manufacturers to a customer base of over 100,000 contractors. We believe this global footprint gives us distinct scale and network advantages in our core products over our competitors. Further, we believe our customers derive great value from the advice and recommendations of our knowledgeable design specialists allowing our customers to better meet the technical and systems integration expertise requirements to install and service professional security systems. We continue to be a leader in the industry with value-added services including presales system design, 24/7 order pick-up, and the selective introduction of new product categories such as professional audio visual. Additionally, ADI has long been an important channel to market for our security products, providing a level of end-customer intimacy that drives our ability to develop successful new products at an accelerated rate and insights into current market trends that help us quickly adapt our product portfolio to meet evolving customer needs. Similarly, ADI is an important channel to market for third party manufacturers, whose products represent a significant majority of ADI’s net revenue.

We intend to expand and market our extensive portfolio and distribution base in several ways. We view our long-standing, mutually beneficial relationships with professional contractors in the Do It For Me (“DIFM”) and OEM channels as a key differentiator in our Products and Solutions segment and plan to continue to invest in and grow with these channel partners. We believe the global connected home market is in the early stages of broad consumer adoption, with Gartner Inc. (“Gartner”) projecting in February 2017 that connected things will grow from over 7 billion in 2018 to approximately 13 billion in 2020. We intend to expand our connected solutions and services offerings to capitalize on this trend. We also intend to expand ADI’s geographic footprint, product categories and services to drive overall revenue, including our security products business.

Industry Overview

Our Markets

Our business operations are conducted through two segments, Products and Solutions and Global Distribution, serving multiple customer segments through a variety of channels. We separate our Products and Solutions segment into Comfort, Residential Thermal Solutions (“RTS”) and Security. Through ADI, we are a distributor of security and low voltage products such as video surveillance, intrusion, access control, and fire and life safety.

Trends and Drivers

We believe our addressable markets benefit from several favorable trends:

•

Growth in Residential Construction and Renovation and Remodeling (“R&R”). Recent years in the U.S. have been characterized by rising new housing starts and an increase in investment in residential construction. According to the U.S. Census Bureau, new housing starts reached a seasonally adjusted annual rate (“SAAR”) of 1.256 million units in 2018, growing at a CAGR of approximately 10% since 2010. However, new housing starts remain significantly below the long term annual median of 1.5 million units since 1960, and we believe this represents significant growth potential over the next several years. The National Association of Home Builders projects that new housing starts will grow at a rate of approximately 1% through 2019. Additionally, per the Bureau of Economic Analysis (“BEA”), R&R spend, as measured by U.S. residential private fixed investment (“RPFI”), has grown at a CAGR of approximately 10% since 2010 to reach SAAR of approximately $798 billion in 2018. U.S. RPFI as a percentage of U.S. gross domestic product (“GDP”) reached 3.8% in 2018, but remains below the long term median of 4.5% since 1960, which we believe represents significant growth potential over the next several years. Continued growth in residential housing spending has the potential to generate increased demand for home comfort and security products and services.

•

Energy Efficiency and Safety Megatrends. Higher energy efficiency standards, driven by legislation, industry and consumer preferences, are leading to faster adoption of advanced energy control devices for furnaces, boilers and cooling equipment. Similarly, legislation in fire safety is driving greater use of smoke and carbon monoxide detection and monitoring.

RESIDEO TECHNOLOGIES, INC.

•

Internet of Things and Proliferation of Connected Devices. The connectivity driven by the Internet and various communication protocols and technologies, such as Wi-Fi, Bluetooth, Z-Wave and Zigbee, has led to a massive expansion in the number of connected devices and enables the expansion of Do It Yourself (“DIY”) and DIFM solutions available to homeowners. According to Statista.com, the Internet of Things (“IoT”) installed base worldwide is expected to grow from 23 billion connected devices in 2018 to over 75 billion connected devices in 2025. The desire to monitor and control devices remotely through cloud based applications is creating a growing market for connected solutions.

•

Mobile Lifestyle and Ubiquity of Broadband. The proliferation of smartphones, tablets, and high speed, high bandwidth data networks including 4G, LTE, next generation 5G and other wireless technologies have changed the way people communicate, use information and manage various applications in their lives. Consumers are increasingly expecting a similarly convenient and mobile experience to manage their homes and businesses.

•

Cloud and Connectivity Infrastructure. Advances in cloud technologies, software and wireless technologies have improved reliability and enabled efficient scale in a way that facilitates delivery of connected home services at an exponential rate. The ability to provide such services at an affordable price is helping grow the connected solution market.

•

Big Data and Data Analytics Capabilities. The increasing number of connected devices, combined with the decreasing cost of connectivity, results in the generation of vast amounts of data related to equipment operation and consumer interaction with these devices. Synthesizing this information provides useful insight for manufacturers, contractors and service providers to diagnose and fix problems quickly, schedule preventive maintenance, and provide better customer service.

•

Need for Technical Expertise and Training. New technologies, fueled by the proliferation of connected devices, require greater technical know-how to design, install and maintain. Contractors, therefore, increasingly rely on distribution partners and manufacturers to provide design services, product and services consultation and training to support their business needs.

•

Demand for Same Day Order Fulfillment. Contractors are increasingly being asked to install complex inter-connected systems. As a result, they tend to place frequent orders across a broad range of low voltage technologies and depend on distributors and manufacturers to stock these products locally for immediate fulfillment.

•

Non-Residential Construction and Equipment Replacement. Most of our distribution sales are to non-residential end markets, driven by investment in construction and equipment replacement. Adjusted for inflation, total non-residential construction remains 16% below peak levels according to IHS. According to IHS, annual non-residential construction is expected to grow at a CAGR of approximately 4.3% through 2019. Sustained strength and further growth in new and replacement non-residential construction could lead to increased demand for low voltage products.

Addressable Markets

Products and Solutions

The addressable market for Comfort solutions and RTS is analyzed by IHS, Navigant Consulting and the Building Services Research and Information Association. Based on our analysis of these sources, we believe that the addressable market is approximately $10.5 billion in annual sales for 2019 in the markets and geographies that we compete in, of which $0.6 billion is comprised of services associated with Comfort solutions and RTS which includes demand management and telehealth. The addressable market for Security solutions is analyzed by IHS. Based on our analysis of this source, we believe that the addressable market is approximately $5.2 billion in annual sales for 2019 in the markets and geographies that we compete in, of which $1.4 billion is services associated with Security solutions including security monitoring services and remote video services.

Global Distribution

Based on IHS, we estimate that the global addressable market for the security and low voltage products (which includes video surveillance, intrusion, access control and fire and life safety) distribution market is approximately $20.6 billion in sales in 2019 in the markets and geographies in which we participate.

RESIDEO TECHNOLOGIES, INC.

Materials and Suppliers

Purchased materials in our manufacture of products include copper, steel, aluminum, plastics, printed circuit boards, semiconductors and passive electronics. Purchased materials cover a wide range of supplier value-add from raw materials and single components to subassemblies and complete finished goods, and there are considerable expenditures on both commercial off-the-shelf and make-to-print items. Although execution of material substitutions or supplier changes may be resource intensive, alternatives usually exist in the event that a supplier becomes unable to provide material. Unforeseen shortages and supply disruptions occur from time to time but are typically manageable such that adverse impact to customers can be avoided. Raw material price fluctuations, the ability of key suppliers to meet quality and delivery requirements, and catastrophic events can increase the cost of our products and services, impact our ability to meet commitments to customers.

Inventory

Our inventory levels vary by distribution channel. We typically maintain approximately three to five weeks of inventory for retail distribution, one to two weeks of inventory for professional installer and distributors and two to four weeks of inventory for OEMs. In addition, ADI operates over 200 stocking locations globally and is contractually obligated to maintain four weeks of inventory for certain customers.

Customers

The end-users for our products are residential and commercial consumers throughout the world. We reach these end-users through sales to professional installers and OEMs, and through retail distribution including e-commerce. The global end-user customer base for the Products and Solutions segment includes over 150 million homes globally and greater than 15 million installations annually. Our products and solutions are carried by major distributors in our relevant industries across North America and Western Europe, including our ADI business. Our retail products are carried by the top retailers in their respective markets, including, in the Americas, The Home Depot, Lowe’s and Amazon.com, and in Europe, the Middle East and Africa (“EMEA”), Kingfisher and Pflieger. We also have relationships with over 1,200 OEMs.

In the distribution segment, ADI has a customer base of over 100,000 contractors and covers a variety of product categories comprising of over 350,000 products from over 1,000 leading manufacturers.

Regulatory and Environmental Compliance

We are subject to various federal, state, local and foreign government requirements relating to the protection of the environment. We believe that, as a general matter, our policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and personal injury and that our handling, manufacture, use and disposal of hazardous substances are in accordance with environmental and safety laws and regulations. However, mainly because of past operations and operations of predecessor companies, we, like other companies engaged in similar businesses, have incurred and will continue to incur and manage remedial response and voluntary cleanup costs for site contamination. Lawsuits, claims and costs involving environmental matters may arise in the future.

As of December 31, 2018, we have recorded a liability for environmental investigation and remediation of approximately $20 million. We do not currently possess sufficient information to reasonably estimate the amounts of environmental liabilities to be recorded upon future completion of studies, litigation or settlements, and we cannot determine either the timing or the amount of the ultimate costs associated with environmental matters, which could be material to our combined results of operations and operating cash flows in the periods recognized or paid. However, considering our past experience and existing reserves, we do not expect that environmental matters will have a material adverse effect on our combined financial position.

Furthermore, we are required to indemnify Honeywell in amounts equal to 90% of payments, which include amounts billed, with respect to certain environmental claims, remediation and, to the extent arising following the consummation of the Spin-Off, hazardous exposure or toxic tort claims, in each case including consequential damages in respect of specified properties contaminated through historical business operations, including the legal and other costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection

RESIDEO TECHNOLOGIES, INC.

with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales. As of December 31, 2018 we have recorded a liability of approximately $616 million in relation to our environmental obligation to Honeywell under the Honeywell Reimbursement Agreement. See Note 21. Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements for a description of the material terms thereof.

Employees

As of December 31, 2018, we employ approximately 13,000 employees. Of this total, approximately 10.5% of our employees were covered by collective bargaining agreements and represented worldwide by numerous unions and works councils. We believe that our relations with our employees and labor unions have generally been good.

Seasonality

Our business experiences a moderate level of seasonality. Sales activity is generally lowest during the first calendar quarter when it is winter in the majority of our geographical markets.

Backlog

In general, we do not manufacture our products against a backlog of orders and do not consider backlog to be a significant indicator of the level of future sales activity. Therefore, we believe that backlog information is not material to understanding our overall business and should not be considered a reliable indicator of our ability to achieve any particular level of revenue or financial return.

Research and Development (“R&D”) and Intellectual Property

We have software centers of excellence in Austin, Texas and Bengaluru and Madurai, India. In addition, our laboratories are certified to meet various industry standards, such as through UL, enabling us to test products internally. We also have a user experience design group that consists of researchers and product and user experience designers across three studios in Golden Valley, Minnesota; Bracknell, United Kingdom; and Bengaluru, India. As of December 31, 2018, we employed over 1300 engineers.

Our deep domain expertise, proprietary technology and brands are protected by a combination of patents, trademarks, copyrights, trade secrets, non-disclosure agreements and contractual provisions. We own approximately 3,000 worldwide active patents and pending patent applications to protect our R&D investments in new products and services. We have and will continue to protect our products and technology by asserting our intellectual property rights against third party infringers. See Note 21. Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements for more information.

Trademarks and Patents

We own or have rights to various trademarks, logos, service marks and trade names that we use in connection with the operation of our business (including the Honeywell Home trademark used under license from Honeywell International Inc.). We also own or have the rights to copyrights that protect the content of our products. Solely for convenience, certain of our trademarks, service marks, trade names and copyrights referred to in this Form 10-K are listed without the ™, ® or © symbols, but such references do not constitute a waiver of any rights that might be associated with the respective trademarks, service marks, trade names and copyrights included or referred to in this Form 10-K.

Acquisitions

In March 2016, we completed the acquisition of RSI Video Technologies (“RSI”), a leading provider of wireless battery-powered motion detectors, for an aggregate price of $124 million in cash and $2 million in contingent consideration. RSI was acquired to enhance our ability to meet increasing global customer need for video verification.

RESIDEO TECHNOLOGIES, INC.

Competition

Our industries and markets are highly competitive. In our Products and Solutions segment we compete with global, national, regional and local providers of our products, services and solutions, including established manufacturers, distributors and service providers, as well as new entrants, in particular in connected home and smart products. In our Global Distribution segment we compete against manufacturer direct sales, other distributors and other sellers, including retail and e-commerce. The most significant competitive factors we face are product and service innovation, our reputation and the reputation of our brands, sales and marketing programs, product performance, quality of product training and events, product availability, speed and accuracy of delivery, service and price, technical support, credit availability and product reliability and warranty. In addition to current competitive factors, there may be new market entrants with non-traditional business and customer service models or disruptive technologies and products, resulting in increased competition and changing industry dynamics.

Segments

We manage our business operations through two segments, Products and Solutions and Global Distribution, which contributed 48% and 52%, respectively, of our net revenue before intersegment eliminations for the year ended December 31, 2018. The Products and Solutions segment offerings include our Comfort, RTS, and Security products, which, consistent with our industry, has a higher margin profile in comparison to the Global Distribution segment.

Products and Solutions

We estimate that our net revenue generated from our Products and Solutions segment are primarily from residential end-markets. Included in our Products and Solutions segment are traditional products, as well as connected products, which we define as any device with the capability to be monitored or controlled from a remote location by an end-user or service provider. Products and Solutions consist of solutions in the following Comfort, RTS and Security categories:

•

Comfort: Our Comfort solutions have historically been marketed and sold primarily under the Honeywell brand, and following the Spin-Off, these products and solutions are now marketed and sold under the Honeywell Home brand. These solutions include home products, services and technologies including:

○

Temperature and Humidity Control Solutions: Products to control air conditioners and heating equipment, thermostats and zoning devices, control panels, dampers and actuators, through brands and product families such as Lyric, Prestige, RedLINK, TSeries, TrueZone, FocusPro and VisionPro.

○

Water Solutions: Products to control hydronic heating, cooling, and potable water solutions, including control panels, zone valves, balancing valves, thermostatic radiator valves, temperature valves, floor temperature sensors and accessories, pressure regulators, backflow preventers and potable water care products to filter, clean and soften water, through brands and product families such as SmartT and Aquatrol.

○

Air Solutions: Products to control air quality, such as whole home humidifiers and dehumidifiers, air filters, air purification and odor control solutions and ventilation systems and controls, through brands and product families such as TrueEASE, Micro Defense and TrueDRY.

○

Remote Patient Monitoring Software Solutions (telehealth): Systems that record, organize and transmit patient health data to health service providers to monitor patient well-being, helping patients continue treatment and recovery in their homes under remote supervision, through brands and product families such as Life Stream and Life Care Solutions.

○

Software Solutions: Global software platforms and mobile applications that provide contractors and consumers with access to services such as demand response, energy management, auto-replenishment services and predictive appliance diagnostics, through brands and product families such as Lyric and Total Connect Comfort.

RESIDEO TECHNOLOGIES, INC.

•	RTS: Our RTS solutions are marketed and sold primarily under the Honeywell Home brand as part of our portfolio. These solutions include:
○

Boiler Products: Solutions that provide safe and efficient combustion for standard and high efficiency Boiler Systems. Key technology in gas adaptivity, gas pre-mix, and diagnostics used in critical components such as gas valves, electronic and ignition controls through brands such as SCOT.

○

Storage Gas Water Heating Solutions: Solutions that provide safe and efficient combustion for Water Heating Systems. Key technology in gas pressure regulation, set-point control, and temperature accuracy used in critical components such as gas valves, electronic and ignition controls.

○

Ducted Solutions: Solutions that provide safe and efficient combustion for Warm Air Furnaces. Key technology in ignition, gas pressure regulation, fan control, and system monitoring used in critical components such as air pressure switches, gas valves and ignition controls.

○

Thermal Adjacency Solutions: Solutions that provide safe and efficient combustion for other gas burning appliances. Key technology in gas ignition and gas pressure regulation used in critical components such as air pressure switches, gas valves, electronic and ignition controls for use in Agricultural heaters, Commercial Cooking gas appliances, Pool heaters, Unit and Duct heaters. In addition, agricultural heaters, equipped with our gas valve, electronic and ignition control, are sold through the Ermaf brand.

•

Security: Our Security solutions are sold under the Honeywell Home brand. They include professionally-installed and monitored intrusion and life safety detection and alarm systems, as well as self-installed and self-monitored awareness solutions including:

○

Security Panels: Product solutions that communicate with sensors that receive event or condition signals and send those signals to a monitoring station and cloud infrastructure, through brands and product families such as Vista, Lyric and Lynx.

○

Sensors: Product solutions that detect intrusion (for example, motion, opening of doors and windows and breaking of glass), smoke, carbon monoxide and water and transmit a signal to a security panel, through brands and product families such as 5800 and SiX.

○	Peripherals: Accessory solutions that interact with security systems, such as keypads and key-fobs, through brands and product families such as 5800 and Videofied.
○	Wire and Cable: Low voltage electrical wiring and category cable, through brands and product families such as Genesis Series.
○

Software Solutions: Global software platforms and mobile applications that provide contractors and consumers with access to services such as alarm monitoring, communication, automation and video services. In addition, we provide our contractors with data analytics tools, through our AlarmNet 360 software suite. These solutions are sold through brands and product families such as Total Connect 2.0 and AlarmNet 360.

○

Communications: Solutions that transmit notifications and security information from security systems to monitoring stations, such as cellular radios and internet and telephone line communicators, through brands and product families such as LTE radio.

○

Video Cameras: Battery-operated indoor and outdoor video motion viewers that detect motion and enable live “look-in” remotely, and Wi-Fi cameras for indoor and outdoor use, through brands and product families such as Videofied and Total Connect cameras.

○

Awareness: Self-installed and self-monitored systems that include a home gateway/hub, cameras and awareness sensors to detect motion and sounds, opening and closing of doors, entry and exit of known users of the system (facial recognition) and provide alerts to the user via a mobile app, through brands and product families such as Honeywell Smart Home System and Lyric.

○

Cloud Infrastructure: Network operating center that routes signals between home and monitoring station and enables secured, remote data transmissions, through brands and product families such as AlarmNet and Total Connect.

○

Installation and Maintenance: Software tools and applications to enable security contractors to install, program and maintain security systems, through brands and product families such as AlarmNet 360 and Compass.

RESIDEO TECHNOLOGIES, INC.

Eleven of the top twelve most appealing smart home use cases reported by Parks Associates, Inc. include comfort, residential thermal solutions, security and safety solutions that are directly addressed by our product offerings, and a number of our end-to-end solutions have applications across Comfort, RTS and Security products. We are strongly positioned to provide products that enhance consumers’ comfort, convenience and sense of security and work together to contribute to a connected home ecosystem. Some of these cross-product offerings include:

Home Comfort: Total Connect Comfort App and RedLINK Wireless Products

From the WiFi 8000 Thermostat to the RedLINK Prestige IAQ suite of products, the Total Connect Comfort (“TCC”) platform offers global solutions for comfort with a large portfolio of products for both professional installers and DIYers.

RedLINK Technology uses a proprietary wireless system to help professional contractors solve home comfort challenges. Beyond just thermostats, RedLINK includes a wide variety of wireless accessories including the remote temperature monitor, ventilation boost and the Residential Internet Gateway. The TCC app is available in the iOS and Android™ app stores as well as through a web portal and enables users to:

•	View and change their Comfort system settings (Heat, Cool, Off, Fan, Auto, Emergency/Back-Up Heat, Dehumidifier, Humidifier).
•	View and set the temperature.
•	View indoor humidity.
•	View outdoor temperature and humidity.
•	Access multiple thermostats if the system is zoned.
•	Access multiple locations if more than one system is connected.
•	Receive temperature and humidity alerts via e-mail.
•	Access over 90 system alerts via the web.
•	Get automatic upgrades as new features are available

Home Security: Total Connect Remote Services

Total Connect 2.0 is an interactive security solution for home and business that provides users control of their security systems, the ability to receive push notifications, email, SMS/text and video alerts, and the ability to view live video and control such features as video doorbell activity, view events, control thermostats, lighting and locks. This solution works with AlarmNet’s Cloud Infrastructure and provides 24/7 emergency response through monitoring centers. The capabilities associated with this solution include:

•	Mobile Control: Remote security system management and user control through the web, iOS or Android™ mobile apps.
•

Real-Time Awareness: Geofence alert and real-time status of events through push notifications, emails, SMS/text messaging and video alerts. Users may view past events and search for specific occurrences.

•	Event History: System event notifications with 90-day history and 7 or 30-day video storage plans.
•	Multi-Site and Enhanced User Management: View 100+ locations with a single login, add multiple users and assign access rights, customize settings and notification preferences.
•	Secure Platform: Personal data encryption, secure password rules, arming and disarming with user codes, fingerprint biometric login on iOS and Android™ devices.

RESIDEO TECHNOLOGIES, INC.

Automation and Energy Management Solutions

Remote control of Z-Wave® or Wi-Fi devices such as thermostats, locks, lights, shades, garage doors, water, leak detectors and video doorbells, bringing all connected home and business solutions into one platform.

•

Smart Scenes: Using highly flexible rules, triggers and schedules, personalize the connected devices in the home or business. Users create automation rules by device, user, time of day and day of week to fit any schedule or lifestyle.

•	Energy Savings: Maximizing comfort and saving money on energy and utility bills by conserving resources through the creation of smart heating, cooling, shades and lighting schedules.
•	Mobile Control: Remotely controlling doors, locks, temperature, garage door, lights for security and convenience.

Video Solutions: Remotely view high definition live and recorded video events

•	Live Streaming: Access live video through the mobile apps.
•	HD Cameras: Include up to eight cameras per location, indoor or outdoor.
•	Video Doorbell Service: Control video doorbell activity on the Total Connect 2.0 iOS app and Android™ app.
•	Video Notifications: Receive video notifications via email, SMS/text messaging or push notifications based on security system events, motion detection or time of day.
•	Cloud Storage: 7 or 30-day storage plans.
•	Recorded Events: 30-second video clips with no gaps.
•	Video Alarm Verification: Cloud-based central station video interface that enables monitoring personnel to view video clips and see what triggered an alarm.

Monitoring Stations and Security Dealers Solutions with AlarmNet 360

AlarmNet 360 is a business management cloud platform that improves monitoring stations and security dealers operational customer service and account creation efforts by programming security and software accounts and providing remote knowledge of hardware and software diagnostics and analytics.

Business Management

Our programming, support tools and apps help our service providers more efficiently install and service their connected home and business customers.

•	Cloud-Based: Remotely access AlarmNet 360 from any PC or mobile device, onsite or remotely.
•	Programming: Quickly program and create accounts.
•	Control Employee Access: Securely manage and control employee access rights to customer accounts.
•	Customer Service: Easily support all customer accounts from a single user interface with account maintenance, system health checks and remote updates.

Business Analytics

•	Interactive: Dashboard with insight into customer behavior to improve operational efficiency, grow business, find complementary services and generate more recurring monthly revenue.
•	Filter Data: Data enabling customers to pinpoint critical issues and service customers quickly and efficiently. Easily sort data by account age and period of time and export it to a spreadsheet.
•	Map View: Interactive maps provide account status and location making service calls and sales more efficient.
•	Engagement: Customer account metrics and analysis enabling improved customer retention and reduced attrition.

RESIDEO TECHNOLOGIES, INC.

Global Distribution

ADI, our Global Distribution segment, is the leading wholesale distributor of security and low voltage electronics products, which include security, safety and audio visual products and related accessories. These products, which are commonly referred to as “low voltage”, are traditionally defined as products operating at or below 24 volts. According to IHS Markit (Information Handling Services, “IHS”) data, ADI has the leading global market share in security equipment distribution. ADI operates through a distribution network of over 200 stocking locations throughout the world, delivering to over 100,000 contractors.

Through ADI, we distribute a broad selection of our products as well as third party products to meet customer needs, including:

•	Security products
○	Video Surveillance: Internet protocol (“IP”) and high-definition analog cameras, recording and storage devices, video management and analytics software, and related system accessories.
○	Intrusion: Residential and commercial alarm systems, keypads, detection and sensing devices, alarm communication equipment, and related systems accessories.
○	Access Control: Access control panels and software, readers, credentials, locking hardware, gate control, intercoms and related system accessories.
•	Other products
○	Fire and Life Safety: Fire alarm control panels, fire detection equipment, fire notification equipment, manual call points/stations and related system accessories.
○	Wire, networking and professional audio visual systems.

In addition to our own Security products which make up 14% of total ADI product line revenue, ADI distributes products from industry-leading manufacturers including Assa Abloy, Axis Communications, Honeywell, DSC and Nortek Security & Control, and carries a line of private label products. We sell these products to contractors that service non-residential and residential end-users. Management estimates that in 2018 approximately two-thirds of ADI net revenue were attributed to non-residential end markets and one-third to residential end markets.

History of Innovation

We have a long history of innovation and industry firsts in our Comfort, RTS and Security markets and a reputation for providing trusted, tested and proven products and solutions. We trace some of our innovations as far back as the 1880s when we invented the predecessor to the modern thermostat. From the first clock thermostats to the world’s first gas burner control, we have consistently driven progress and innovation in home comfort and security, including the introduction of the iconic T-86 “Round” thermostat in 1952. In 2000, we acquired the ADEMCO business, a leader in monitored burglary and fire alarm systems with roots back to 1929 and the early days of wired burglar alarms, expanding our presence in fire and security systems.

In the 1980s, ADEMCO developed the first reliable wireless security system and sensor and the AlarmNet radio technology that served as the first affordable alternative to alarm transmission over telephone lines. Through ADI, we introduced high volume, wholesale security products distribution enabling contractors of all sizes count on ADI for convenient access and financing of low voltage security products, local inventory, ecommerce ordering, as well as product training and the extension of credit.

We were the first company to introduce professionally-monitored residential smoke and carbon monoxide detection systems. We also invented the popular Dual Tech which enables the detection of both motion and heat from an intruder. Additionally, we were the first to widely deploy an alarm platform with cloud services to consumers and a mobile application for home security monitoring. As the world becomes more connected and mobile, we believe we are well positioned to extend our track record of delivering leading solutions for the home by combining our experience and expertise in hardware and sensor technology with a focus on world-class excellence in software and wholesale product distribution.

RESIDEO TECHNOLOGIES, INC.

Competitive Strengths

We believe we benefit from the following competitive strengths:

I. Global Leader with Iconic Brand and Unparalleled Presence in the Home

The iconic Honeywell brand is globally recognized for quality, innovation, security and reliability. Our products and solutions are present in over 150 million homes worldwide and we believe, based on management estimates, that we have the leading global market position in thermostats, residential security products, and in security products distribution. Our solutions are installed in more than 150 million homes annually, allowing us to launch innovative technologies and services at scale. Our leading position extends to our connected platform, where we currently have over 5.6 million connected customers and 32 million sensors generating over 400 billion data transmissions annually.

The brand recognition associated with our installed base provides an additional opportunity for expansion with new connected products and solutions under the Honeywell Home brand. We are actively facilitating the transition of our customers and end-users from traditional to connected products by transforming our product portfolio, educating professional installers, creating value for OEMs, and engaging consumers. In 2018, approximately 34% of our product sales were generated by connected solutions. In February 2017 Gartner estimated approximately 5.2 billion connected things in use worldwide in 2017, and growing to approximately 13 billion in 2020.

II. Broadest Portfolio Providing Innovative End-to-End Solutions Across Comfort, RTS and Security with Domain and Regulatory Standards Expertise and Differentiated Technology

Our comprehensive Products portfolio provides end-to-end solutions focusing on critical needs within the home, where product reliability and ease of use are of utmost importance. This portfolio is comprised of traditional product offerings as well as a growing connected offering. Our deep domain expertise allows us to consistently provide trusted, tested and proven solutions that meet standards for cybersecurity and regulatory, as well as certification standards for devices addressing critical life safety needs. Our brand product portfolio and distribution distinguishes us from our competitors, most of whom focus on niche solutions within the home. We provide solutions that address multiple consumer connected home needs under a common platform. As new devices and use-cases emerge, we believe the continuing development of our common platform across devices and all levels of connectivity (device, software, cloud, analytics and consumer interface) will become vital to ensure a seamless and reliable experience. Our extensive product portfolio also enables us to achieve profitable economies of scale in production, distribution and speed to market while making us a “go to” partner in the smart home ecosystem.

Our innovation is supported by the Resideo User Experience design group, which creates value by understanding and translating the needs of consumers and channel partners to develop intuitive, desirable and brand differentiated end-to-end experiences. Our products are regularly recognized in professionally judged international design competitions and we have won the highly coveted iF Design Award, Red Dot Design Award and the IDEA Design Award over a dozen times since 2015.

We believe our product quality philosophy, which combines rigorous internal testing with external certification of our products, gives us a competitive advantage. Our laboratories are certified for testing to meet various industry standards, including Underwriters Laboratories (“UL”), CSA Group and Intertek, combining our internal testing resources with the global recognition of these agencies’ we substantially reduce time-to-market for our new solutions and help ensure quality and reliability.

Our Secure Software Development Lifecycle initiative sets a robust protocol for establishing and enhancing product and system cybersecurity throughout all phases of product development and in response to potential vulnerabilities in existing products.

RESIDEO TECHNOLOGIES, INC.

We have over 1,300 engineers creating innovative solutions in software centers of excellence located in Austin, Texas, Bengaluru and Madurai, India and other locations. Our deep domain expertise, proprietary technology and brands are protected by a combination of patents, trademarks, copyrights, trade secrets, non-disclosure agreements and contractual provisions. We have approximately 3,000 proprietary worldwide active patents and pending patent applications.

III. Major Player in the Connected Home, Providing Solutions that Seamlessly Integrate with Leading Smart Home Players

Our broad suite of connected solutions allows end customers to control their thermostats, security systems, cameras and home automation devices such as electronic locks, lights and garage doors from our mobile applications. We currently service over 5.6 million connected customers, including more than two million security systems that are monitored for security and life safety events. Future adoption rates of our connected home solutions will depend on a number of factors, including development of competitive and attractive products and the cost to customers of installation of new solutions or upgrade or renovation from older connected platforms or products. We are well positioned to leverage the growing demand for connected home solutions with our innovative products that are easy to purchase, install and deploy within the broader smart home ecosystem including our thermostats portfolio. We expect to benefit from the over 15% compound annual growth rate (“CAGR”) projected by Navigant for connected thermostats over the next five years. Beyond that, our expanding portfolio of self-installed and self-monitored solutions such as the Smart Home Security System and Lyric Cameras are well positioned to participate in the growth of DIY security unit sales which according to IHS are expected to grow at a CAGR of 15% from 2017 through 2022 (inclusive of analog/network bundles and standalone cameras). In security, we continue to see strong adoption of our professionally-installed and monitored solutions.

Our systems integrate easily with the most widely used home automation systems, including Amazon Alexa®, Apple HomeKit®, Google Home®, and Samsung SmartThings®. We have one of the widest portfolios of Apple HomeKit enabled connected products and were the first company whose security system communicated with the Apple HomeKit ecosystem. We plan to continue expanding our ecosystem partners through, among other things, the “Works with Honeywell Home” program which currently has 3,000 third party developers creating mobile applications that integrate with our solutions. Approximately one in six of our users already connect their systems to partner APIs (application programming interfaces) or solutions from other manufacturers through this program, and we believe that the openness of our architecture and adaptability of our products reduce contractor training and installation time further enhancing end-user demand for our products.

IV. Well Positioned to Serve Professional, OEM and Consumer Channels

Our multi-channel strategy to serve end-users through our professional contractors, OEMs, retail and e-commerce partners allows end-users and consumers to purchase our products in ways that suit their needs, whether directly for DIY or through a professional installer.

Our Security, Comfort and RTS solutions are generally installed professionally, and our channel partners rely on our high-quality OEM parts for repair and remodel services to meet their customers’ needs. We have deep and long-standing relationships with our global contractor base, many of which extend over 20 years, with our global contractor base, and we continually strengthen and renew these relationships through various channel management and training programs. For example, our Contractor Pro (loyalty program) has over 29,000 participants and has been a leading industry program for 14 years. Our training programs include Homes University (technical training) and S.T.E.P.S. (sales training).

RESIDEO TECHNOLOGIES, INC.

Some of these training offerings include:

•

CONNECT is the largest independent dealer event in the security market. For more than 25 years, we have hosted this event to bring together independent dealers from around Americas to take part in education, networking and celebration. With approximately 1,000 customers in attendance, CONNECT is an important annual dealer event. Our Authorized Dealers look forward to this event each year and depend on it to keep them informed of the latest trends in our industry, solutions and best practices from security companies from around the country.

•

LiveWell is an indoor air quality training program for Comfort contractors. The program, focused on indoor air quality thought leadership, is designed to train contractors not only on indoor air quality (“IAQ”) but also deliver comfort for the whole home using our products and services. The program includes on-line training courses, videos, demonstrations and eLearning, designed to enable contractors to provide expert advice and solutions to customers to improve IAQ and comfort in the home, ultimately driving better engagement with customers and growing their business.

•

The Resideo Premier Security Dealer program is the largest independent network of security and fire dealers, with over 300 member companies across the U.S., Canada and Latin America. Structured with a tiered reward program, the program rewards dealers based on their commitment to the program and our portfolio of products. From the power of the Honeywell Home brand, to specially designed training, networking events, co-op advertising, and marketing development funds, members receive extensive support and the opportunity to network with the foremost independent security dealers.

•

For over twenty-five years, the ADI Expo program has been the industry’s largest one-day educational and sales event dedicated to providing ADI customers with the tools, education and resources they need to grow their business. Free of charge to all industry professionals, ADI Expos provide the opportunity for our customers to meet and learn from a broad range of industry vendors, attend seminars, and earn continuing education credits. In 2018, ADI held over 80 Expos, providing a full day of educational seminars, product exhibits, networking opportunities and Expo day-only specials on technology from leading industry manufacturers.

•

S.T.E.P.S. is a sales-focused program designed to teach residential and light commercial contractor professionals how to engage their customer base by providing customized product and service offerings that their customers want, need and will pay for. The objective of the S.T.E.P.S. to Success Program is increased accessory sales, higher-end system installations and more service enhancements, as well as to assist contractors that attend the program with generating more business, increasing their average ticket price and securing long-lasting customer relationships.

•

Contractor Pro is a loyalty program for contractors. Members of Contractor PRO earn rebate points on every qualifying Resideo product purchase. With Contractor PRO, contractors enjoy a variety of benefits including: exclusive tech support, online referrals, free sales literature, personal use product discounts, regular communications about promotions and account upgrades. This program is designed to enable contractors to drive engagement and generate more revenue.

•

Homes University is a three-day, hands-on training course designed to show contractors and distributors the benefits of our products. The course educates managers, sales representatives, counter staff, and installers about selling the appropriate product features and benefits, install and wire product solutions, and identify opportunities to meet the needs of consumers. The course is taught by experienced instructors including our technical product specialists and Comfort industry experts and consists of lecture discussion, hands-on lab exercises and advanced multimedia presentations for maximum learning effectiveness.

We also have long-standing relationships with important OEMs and service providers such as ADT Security Services, United Technologies and A.O. Smith Corporation. A number of these relationships extend more than 25 years, including some spanning over 40 years. These deep partnerships are possible because OEMs value our design capabilities, innovation, domain expertise, supply chain capabilities and product quality, and our commitment to working with them to grow their businesses by way of the Resideo/Honeywell Home platform and suite of products.

RESIDEO TECHNOLOGIES, INC.

Our DIY and self-install products are sold through retail channels including direct-to-consumer, e-commerce and brick and mortar locations, such as The Home Depot, Lowe’s, Amazon.com, Walmart and Kingfisher. Our award-winning thermostats are our most iconic products and we market certain models directly to end consumers.

V. Preeminent Global Distributor of Security, Safety and Other Low Voltage Products

According to IHS, ADI has the leading global market share in low voltage security equipment distribution. ADI distributes a wide offering of low voltage product categories comprised of over 350,000 products from over 1,000 manufacturers, all supported by a disciplined category management process to ensure our offerings are comprehensive and meet the needs of important customer segments. ADI’s sizable market position, coupled with its breadth of inventory, enables security contractors to identify and purchase complementary ADI product offerings. ADI has over 200 stocking locations across 17 countries and a customer friendly e-commerce platform serving a customer base of over 100,000 contractors. Our extensive global footprint, combined with our strategic supplier relationships and focus on customer service, enables ADI to effectively serve both local and national customers with a range of product and service solutions. Serving as the leading global low voltage security equipment distributor offers ADI procurement efficiencies, together with its line of private label products which further enhances its margin profile.

Manufacturers/Suppliers

ADI is an important channel to market for third party manufacturers, whose products represent the majority of ADI’s net revenue. Through our global network of branches, inventory stocking programs and over 1,000 sales representatives, each of whom are highly trained in the brands and products that we distribute, we help manufacturers grow their business by facilitating direct and relevant engagement with our customers. We provide manufacturers the ability to offer in-store selling tools, such as interactive product displays and demonstration equipment that help contractors evaluate products before purchase. We also offer branch stocking programs, which manufacturers use to make their products available in local markets, and provide local market inventory to serve contractors who require same day fulfillment. This strong value proposition supports our position as a preferred channel to the market for leading industry manufacturers.

Contractors/Customers

ADI’s global presence enables the delivery of supply chain services that help contractors reduce procurement costs, better manage working capital through credit solutions, and operate more efficiently. We offer services such as job kitting and staging, IP device programming, 24/7 pick-up anytime lockers and one-hour pick up service at ADI branches for online orders. We also offer convenient electronic ordering options, which accounted for over 17% of our ADI net revenue for the fiscal year ended December 31, 2018. These services and convenient ordering options, combined with our global presence of more than 200 stocking locations, allow us to serve a range of customers across multiple geographies, and be a single source of supply for contractors in the industry. We also help our customers grow their businesses through services such as pre-sales technical support, product certifications and trainings, project support and knowledgeable sales specialists including third party certified systems design specialists. In 2018, we offered more than 1500 manufacturer and industry association led training opportunities. Many of our trainings were conducted at ADI Expos, which are a series of one-day product showcase and training events in the security industry where manufacturers present the latest technology to our customers. In 2018, we held more than 80 ADI Expos globally, delivering more than 300 Continuing Education Unit accredited programs.

VI. Consistent Revenue Growth and Strong Segment Performance Supported by Best-in-Class Operating System (“OS”)

Our attractive financial profile includes diversified revenue streams, strong segment profits and limited capital expenditure needs. In addition, our business is not capital intensive and over the past three years, our capital expenditures have averaged approximately 1% of our net revenue.

RESIDEO TECHNOLOGIES, INC.

Our financial performance is underpinned by our implementation of the Operating System (“OS”). OS is integral to our organization, and was founded on the lean and six sigma principles of continuous improvement in quality, delivery, cost, growth and innovation. We have continued to execute the OS model following the Spin-Off, resulting in improved manufacturing productivity, more rapid product innovation and increased cost efficiencies. Important parts of our supply chain are strategically positioned in low cost regions located in or near key markets, consistent with a strategy of optimizing our supply chain and reducing delivery times. We have extended OS concepts beyond lean manufacturing to our Global Distribution business, customer service and product development areas. We are applying these practices to develop global platforms to drive standardization for scale and cost efficiency, while incorporating key technologies and functionalities to drive speed and faster innovation for our contractor partners and end-user customers.

Growth Strategies

I.	Continue to Develop Innovative New Products and Solutions

We are developing new, innovative products and solutions across Comfort, RTS and Security to grow our core business and differentiate ourselves from our competitors. Over the past three years, we have launched over 200 new products such as the Lyric family of connected home solutions, which includes thermostats, water leak detectors and awareness cameras. We launched our next generation alarm systems with a large customer in late 2018. We have also launched cloud service offerings including AlarmNet 360 and Total Connect 2.0 that allow consumers to control their systems remotely and contractors to provide efficient installation, maintenance and support services.

We plan to further expand our portfolio by bringing to market an extensive set of new, connected solutions for everyday problems, including remote furnace and boiler monitoring, smart vents, shut-off valve solutions, battery-operated video motion cameras and a residential global intrusion system. We collaborate with complementary consumer driven technology companies such as August (door lock) to provide our customers with a seamless experience that supports customer acquisition and retention. Our systems are compatible with the most widely used home automation systems, including Amazon Alexa®, Apple HomeKit®, Google Home® and Samsung SmartThings®. Our compatibility with these platforms has helped us sell devices to millions of homes around the world, and we expect these relationships to continue driving growth in the future.

We employ Agile methods for software development, and are developing a single mobile application which, together with our global platforms, is designed to enable faster introduction of new products and implementation of new features while driving cost efficiencies through our global scale. At the same time, our Secure Software Development Lifecycle initiative sets a robust protocol for establishing and enhancing product and system cybersecurity at the outset of, and throughout, product development and for responding to potential vulnerabilities in existing products.

II.	Continue to Invest in and Grow with Professional and OEM Channel Partners

Our professional channel partners are an integral part of our sales and go to market strategy, and we invest in their growth to help drive our product sales. While the DIY and e-commerce markets for our solutions continue to grow, the vast majority of our products are installed professionally through our contractor and OEM channels, which we refer to as the DIFM channel. We plan to continue to extend growth in these professional channels through channel partner marketing programs, designing solutions with simplified installation and maintenance, and by helping contractors provide better service to the end customer.

We plan to continue investing in these programs and providing enhanced sales and technical training, hiring, and talent development for our contractors. For example, we host the annual CONNECT national conference, the largest independent dealer event in the security industry which gives security contractor partners the opportunity to share best practices and participate in specialized trainings. In addition, we plan to continue developing new relationships with leading channel partners and expanding our presence in the market in all regions. We plan to continue collaborating with OEM channel partners to provide design services, bring to market new technologies and deliver innovative, connected solutions that increase the lifetime value of their equipment. For example, delivery of remote diagnostic capabilities for furnaces and water heaters that will enable technicians to resolve problems quickly and improve equipment uptime.

RESIDEO TECHNOLOGIES, INC.

III.	Leverage Connected Home Expertise to Grow Software and Services Revenue

We are well positioned to benefit from the growing demand for connected solutions in homes due to our breadth of offerings, customer reach and strong brand. As consumer preferences drive increasing demand for connected home solutions, we believe our portfolio of end-to-end solutions will become increasingly important. Compelling connected home use cases require careful orchestration of multiple solutions to create an ecosystem that can be reliably accessed by consumers on a common platform. A seamless experience is a key differentiator relative to single-purpose product providers.

We plan to further enhance the customer value proposition by expanding remote functionality and real-time access to information and analytics that help the end-user control their home environment. We also intend to support this effort by extending our suite of proprietary service offerings as well as the range of options for controlling our devices in conjunction with third party systems. These innovations require that we navigate a complex and changing technological and regulatory landscape.

We have recently launched Software as a Service (“SaaS”) subscription services to consumers and intend to add additional services including video storage, energy management and automated replenishment services. We also provide Platform as a Service (“PaaS”) offerings including AlarmNet and Total Connect as fee-based, remote management service for the professional DIFM channel to enable control and monitor security systems. We plan to provide Honeywell Home, a global cloud and application platform for use by both consumers and professional channel partners. By consolidating our service offerings under the Honeywell Home brand, we will increase scale efficiencies, improve time to market with new features and enhancements and to drive global expansion of connected offerings and services. This platform will enable easier integration of our solutions for partners and allow us to host third party connected products in our cloud. This will result in faster implementation of new connected device products and the availability of enhanced services including demand response and security monitoring and energy saving services providing customers with greater peace of mind. This platform will enable meaningful new services for our professional channels, our connected consumers and third parties that value the insights derived from data. Increased availability of connected solutions also enables data analytics and Data-as-a-Service (“DaaS”), which allows service technicians to provide post-sales remote diagnostics and preventive maintenance services. Furthermore, our LifeCare telehealth DaaS enables remote patient monitoring and assists hospitals in significantly reducing readmission rates. We believe analytics provide a growing service revenue opportunity.

IV.	Expand Presence of Product Portfolio Through Alternative Channels and Geographies

According to IHS, DIY and self-installed security unit sales are expected to grow at a CAGR of 15% from 2017 through 2022 (inclusive of analog/network bundles and standalone cameras). We are increasing our presence in retail and e-commerce channels by expanding our range of partners and the breadth of products with self-install capabilities, such as Lyric Thermostats and Cameras and the Honeywell Smart Home Security System.

We are developing new relationships with utilities, insurance providers, telecom and cable companies, homebuilders and property managers for multifamily residences, all of which are looking to provide value-added services to their customer base. For example, utilities offer our connected thermostats for energy demand management and insurance companies offer water leak detectors for risk mitigation of property damage and to reduce claims. Our connected home solutions help property managers remotely manage heating and cooling to reduce energy costs and help homebuilders improve the commercial value of new homes.

We plan to expand our presence in certain high growth regions (“HGRs”) as favorable macro trends such as urbanization, improving living standards and growing internet and smartphone usage support adoption of our solutions. As large, growing markets, China and India present near-term opportunities to grow with our professional and OEM channel partners. Local legislation, driven by safety and security concerns, should also provide an opportunity to expand our presence in the Middle East and Latin American regions. We expect to localize our portfolio in HGRs, primarily by investing in tailored solutions to be competitive in local markets.

RESIDEO TECHNOLOGIES, INC.

V.	Grow ADI by Expanding Geographic Footprint, Product Categories and Services

We intend to increase our geographic footprint for distribution by expanding our presence in markets where we already operate and entering selected new geographies within established distribution markets. We plan to implement this by opening new branches, deploying field sales and telesales teams, and taking advantage of e-commerce opportunities. For example, we have established a strong foundation in India, where according to IHS we already have a market share of approximately 18% and the distribution market is expected to grow at an approximate 11% CAGR from 2016 through 2021.

We intend to continue expanding our portfolio of core and adjacent products that are relevant and attractive to our customers to drive incremental sales across our existing footprint. In 2016, we added professional audio visual products, a growing and attractive product category to respond to customer demand and since then we have added many well-recognized brands to supplement our core product lines, including Kantech® access control systems, Code Blue® emergency communications, Seagate® storage solutions, Sonos® wireless audio, and LG® professional displays. We have also added a line of new ADI private label products.

We intend to continue introducing new value-added services and electronic ordering options to deepen relationships with our contractors. Recently, we launched the “Shop My Branch” feature, which allows customers to shop and place orders for products specifically available in their local branch, along with a one-hour pick up service for orders placed online or through the ADI application. We will continue improving our capabilities in electronic data interchange (“EDI”) through our customized integration with Sedona Office, a leading business management software for security companies, further enabling contractors to establish electronic data transmission with ADI without significant IT support.

VI.	Accelerate Growth Through Selective Strategic Acquisitions

We intend to selectively pursue acquisitions that will broaden our product portfolio, provide access to new technologies, expand our geographic footprint and enhance our position in strategic market segments. Our 2016 acquisition of RSI Video Technologies, a company manufacturing battery-powered motion viewers, allowed us to offer security solutions combining video clips and motion sensors to provide video alarm verification in support of improved emergency service response times.

Other Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are available free of charge on our website (www.resideo.com) under the heading Investors (see SEC Filings) immediately after they are filed with, or furnished to, the SEC. All of the reports that we file or furnish with the SEC are also available on the SEC’s website at www.sec.gov. In addition, in this Form 10-K, we incorporate by reference certain information from parts of our Proxy Statement for the 2019 Annual Meeting of Stockholders and which will also be available free of charge on our website. Information contained on, or connected to, our website does not and will not constitute part of this Form 10-K.

We are a Delaware corporation incorporated on April 24, 2018. Our principal executive offices are located at 1985 Douglas Drive, Golden Valley, MN 55422-3935. Our telephone number is (763) 954-6100. Our website address is www.resideo.com.

We disclose public information to investors, the media and others interested in our Company through a variety of means, including our investor relations website (https://investor.resideo.com), press releases, SEC filings, blogs, public conference calls and presentations, webcasts and social media, in order to achieve broad, non-exclusionary distribution of information to the public. We use these channels to communicate with our stockholders and the public about our Company, our products, solutions and other issues. It is possible that the information we post on social media could be deemed to be material information. We encourage investors, the media and others interested in our Company to review the information we post on our website and the social media channels listed below. The list of social media channels we use may be updated from time to time on our investor relations website.

The Company’s News Page (https://www.resideo.com/news)

The Company’s Facebook Page (www.facebook.com/resideo)

The Company’s Twitter Feed (https://twitter.com/resideo)

The Company’s LinkedIn Feed (https://www.linkedin.com/company/resideo1/)

RESIDEO TECHNOLOGIES, INC.

References to our website and other social media channels are made as inactive textual references and information contained on them is not incorporated by reference into this Annual Report.

Item 1A. Risk Factors

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-K contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and our business and financial results. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Although we believe that the forward-looking statements contained in this Form 10-K are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

•	lack of operating history as an independent, publicly traded company and unreliability of historical combined financial information as an indicator of our future results;
•	the level of competition from other companies;
•	ability to successfully develop new technologies and introduce new products;
•	changes in prevailing global and regional economic conditions;
•	natural disasters or inclement or hazardous weather conditions, including, but not limited to cold weather, flooding, tornadoes and the physical impacts of climate change;
•	failure to achieve and maintain a high level of product and service quality;
•	ability to operate as an independent publicly traded company without certain benefits available to us as a part of Honeywell;
•	dependence upon investment in information technology;
•	failure or inability to comply with the European Union’s General Data Protection Regulation (“GDPR”);
•	technical difficulties or failures;
•	work stoppages, other disruptions, or the need to relocate any of our facilities;
•	economic, political, regulatory, foreign exchange and other risks of international operations;
•	changes in legislation or government regulations or policies;
•	our growth strategy is dependent on expanding our distribution business;
•	inability to obtain necessary production equipment or replacement parts;
•

the significant failure or inability to comply with the specifications and manufacturing requirements of our OEM customers or by increases or decreases to the inventory levels maintained by our customers;

•	difficulty collecting receivables;
•	the failure to protect our intellectual property or allegations that we have infringed the intellectual property of others;
•	our inability to maintain intellectual property agreements;
•	the failure to increase productivity through sustainable operational improvements;
•	inability to grow successfully through future acquisitions;
•	inability to recruit and retain qualified personnel;
•	the operational constraints and financial distress of third parties;
•	changes in the price and availability of raw materials that we use to produce our products;
•	labor disputes;
•	our ability to borrow funds and access capital markets;
•	the amount of our obligations pursuant to the Honeywell Reimbursement Agreement;
•	potential material environmental liabilities;

RESIDEO TECHNOLOGIES, INC.

•	potential material losses and costs as a result of warranty claims, including product recalls, and product liability actions that may be brought against us;
•	potential material litigation matters;
•	unforeseen U.S. federal income tax and foreign tax liabilities;
•	U.S. federal income tax reform;
•	the potential suspension in the future of our dividend program; and
•	certain factors discussed elsewhere in this Form 10-K.

These and other factors are more fully discussed in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and elsewhere in this Form 10-K. These risks could cause actual results to differ materially from those implied by forward-looking statements in this Form 10-K. Even if our results of operations, financial condition and liquidity and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods.

Any forward-looking statements made by us in this Form 10-K speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

Risk Factors

You should carefully consider all of the information in this Form 10-K and each of the risks described below, which we believe are the principal risks that we face. Some of the risks relate to our business, others to the Spin-Off. Some risks relate principally to the securities markets and ownership of our common stock.

Any of the following risks, as well as other risks not currently known to us or that we currently consider immaterial, could materially and adversely affect our business, financial condition, results of operations and cash flows and the actual outcome of matters as to which forward-looking statements are made in this Form 10-K.

The following risk factors are not necessarily presented in order of relative importance and should not be considered to represent a complete set of all potential risks that could affect us.

Risks Relating to Our Business

We have limited operating history as an independent, publicly traded company, and our historical consolidated and combined financial information is not necessarily representative of the results we would have achieved as an independent, publicly traded company and may not be a reliable indicator of our future results.

We derived the historical combined financial information for periods prior to the Spin-Off included in this Form 10-K from Honeywell’s consolidated financial statements, and this information does not necessarily reflect the results of operations and financial position we would have achieved as an independent, publicly traded company during the periods presented, or those that we will achieve in the future. This is primarily because of the following factors:

•

Prior to the Spin-Off, we operated as part of Honeywell’s broader corporate organization, and Honeywell performed various corporate functions for us. Our historical combined financial information prior to the Spin-Off reflects allocations of corporate expenses from Honeywell for these and similar functions. These allocations may not reflect the costs it will incur for similar services in the future as an independent publicly traded company.

•

We have entered into transactions with Honeywell that did not exist prior to the Spin-Off, such as Honeywell’s provision of transition and other services and brand licensing agreements, and have undertaken indemnification obligations, which will cause us to incur new costs. See Note 21. Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements for more information.

RESIDEO TECHNOLOGIES, INC.

•

Our historical combined financial information prior to the Spin-Off does not reflect changes that we have or expect to experience in the future as a result of our separation from Honeywell, including changes in the financing, cash management, operations, cost structure and personnel needs of our business. As part of Honeywell, we enjoyed certain benefits from Honeywell’s operating diversity, size, purchasing power, borrowing leverage and available capital for investments. As an independent entity, we may be unable to purchase goods, services and technologies, such as computer software licenses, or access capital markets on terms as favorable to it as those obtained as part of Honeywell prior to the Spin-Off, and our business, financial condition, results of operations and cash flows may be adversely affected. In addition, our historical combined financial data does not include an allocation of interest expense comparable to the interest expense we will incur as a result of the Spin-Off, including interest expense in connection with the incurrence of indebtedness at our Company.

Furthermore, while the individualized businesses or their predecessors have a history of product development going back over 100 years, we have a limited operating history with a residential Comfort, RTS, Security, or home solutions business focus, or in combination with a distribution business, and we may not be successful in continuing to operate and grow our business with a narrower focus and outside the broader Honeywell operating environment. We may face operational inefficiencies as we continue to integrate our business after the Spin-Off. We are responsible for the additional costs and demands on management’s time associated with being an independent, publicly traded company, including costs and demands related to corporate governance, investor and public relations and public reporting. In addition, while we have been profitable as part of Honeywell, we cannot assure you that our profits will continue at a similar level when we are an independent, publicly traded company. For additional information about our past financial performance and the basis of presentation of our Consolidated and Combined Financial Statements, see “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical Consolidated and Combined Financial Statements, and the Notes thereto, included elsewhere in this Form 10-K.

We operate in highly competitive markets.

We operate in highly competitive markets and compete directly with global, national, regional and local providers of our products, services and solutions including manufacturers, distributors, service providers, retailers and online commerce providers. The most significant competitive factors we face are product and service innovation, reputation of our Company and brands, sales and marketing programs, product performance, quality of product training and events, product availability, speed and accuracy of delivery, service and price, technical support, furnishing of customer credit and product reliability and warranty, with the relative importance of these factors varying among our segments and products. In addition to current competitive factors, there may be new market entrants with non-traditional business and customer service models or disruptive technologies and products, resulting in increased competition and changing business dynamics. See “Risks Relating to Our Business—The market for connected home solutions is fragmented, highly competitive, continually evolving and subject to disruptive technologies.” Existing or future competitors may seek to gain or retain market share by reducing prices, and we may be required to lower prices or may lose business, which could adversely affect our business, financial condition, results of operations and cash flows. Also, to the extent that we do not meet changing customer preferences or demands or other market changes, or if one or more of our competitors introduces new products, becomes more successful with private label products, online offerings or establishes exclusive supply relationships, our ability to attract and retain customers could be adversely affected.

We also have long-standing relationships with customers whose business models may be subject to the risks articulated above. For example, changes in the security system market, such as a shift away from subscription monitoring services, could adversely impact certain of our large customers or cause them to change their business models in ways that adversely impact our business and cash flows. As new market entrants emerge there can be no guarantee that we will be successful in developing customer relationships with them, or that such relationships will be as mutually beneficial as our current relationships. Furthermore, if new technologies or business models become ascendant in our customers’ markets our relationships and service commitments with incumbent businesses may become a disadvantage.

RESIDEO TECHNOLOGIES, INC.

To remain competitive, we will need to invest continually in product development, marketing, customer service and support, manufacturing and our distribution networks. We may not have sufficient resources to continue to make such investments and we may be unable to maintain our competitive position. In addition, we anticipate that we may have to reduce the prices of some of our products or solutions to stay competitive, potentially resulting in a reduction in the profit margin for, and inventory valuation of, these products. It is possible that competitive pressures resulting from consolidation, including customers taking manufacturing or distribution in house, moving to a competitor and consolidation among our customers, could affect our growth and profit margins. In addition, competitors in certain high growth regions may have lower costs than we do due to lower local labor costs and favorable government regulation. Countries in high growth regions may have differing codes and standards impacting the cost of doing business and may have fewer protections for, or offer less ability to utilize, existing intellectual property. We may not be able to compete effectively with new competitors from such regions. Existing or future competitors also may seek to compete with us for acquisitions, which could have the effect of increasing the price for, and reducing the number of, suitable acquisitions.

Our competitors may have more substantial resources than we do.

Our current and potential competitors may have greater resources, access to capital, including greater research and development or sales and marketing funds, more customers, and more advanced technology platforms, particularly with our newly-launched products and services in connected services and in our newer geographic regions. Many of our competitors may be able to develop offerings that have alternate income streams such as data and advertising revenue which we may not have, and therefore may be able to offer their service products for a lower price or for free and offset any business losses with profits from the rest of their broad product portfolios. Some of our competitors may also be able to deliver their service solutions more quickly to market than we can by capitalizing on technology developed in connection with their substantial existing service models. In addition, some of our competitors have significant bases of customer adoption in other services and in online content, which they could use as a competitive advantage in the growing connected home solutions services market or otherwise in our product or distribution businesses. New entrants into the wholesale distribution business or products business could include companies with significant presence in residential environments and could put us at a competitive disadvantage if they enter the market. Current and future competitive pressures may cause us to reduce our prices or lose market share, or could negatively affect our cash flow, all of which could have an adverse effect on our business, financial condition, results of operations and cash flows.

The market for connected home solutions is fragmented, highly competitive, continually evolving and subject to disruptive technologies.

The market for connected home solutions is fragmented, highly competitive, continually evolving and subject to disruptive technologies. Cable and telecommunications companies actively focusing on competing in connected home solutions and expanding into the monitored security space, and large technology companies expanding into connected home solutions, could result in pricing pressure, a shift in customer preferences towards the services of these companies and a reduction in our market share. Many of these companies already have significant presence in residential environments and may be able to leverage this presence into the connected home solution. New market entrants with non-traditional business and customer service models or disruptive technologies and products could result in increased competition and changing business dynamics. Continued pricing pressure from these competitors or other new entrants, failure to successfully partner with these companies or failure to achieve pricing based on competitive advantages could prevent us from maintaining competitive price points for our products and services resulting in loss of customers or in our inability to attract new customers and have an adverse effect on our business, financial condition, results of operations and cash flows. Based on these or other factors described herein, we may not be able to grow our connected home solutions business as anticipated.

Competition in the distribution business is significant.

If end customers of our distribution business are not convinced of the reputation of our Company and brands and of our ability to compete on product performance, quality of product training and events, product availability, speed and accuracy of delivery, service and price, technical support, credit availability and product reliability and warranty, we could lose business, which could have an adverse effect on our business, financial condition, results of operations and cash flows. In addition, most of our products are available from several sources and our customers tend to have relationships with several distributors. Furthermore, if retail outlets, including online

RESIDEO TECHNOLOGIES, INC.

commerce or big box stores were to increase their participation in wholesale distribution markets, or if buying patterns for our products become more retail or e-commerce based through these outlets, we may not be able to effectively compete, which could have an adverse effect on our business, financial condition, results of operations and cash flows. Also, other sources of competition are buying groups that consolidate purchasing power, which if successful could have an adverse effect of our business, financial condition, results of operations and cash flows. The security industry is also undergoing consolidation as many residential and commercially-focused companies combine to leverage product and vertical market expertise and expand their service footprint. In recent years, this trend of consolidation has accelerated, and many of our customers have combined with companies with whom we have little or no prior relationship. In addition, if manufacturers of products sold through our distribution business increase their direct-to-customer or retail distribution, it could have an adverse effect on our business, financial condition, results of operations and cash flows.

Growth of the retail market and e-commerce market could adversely affect our business.

Our solutions are primarily sold through a network of professional contractors, distributors, OEMs, retailers and online merchants. Growth of the retail market, including the self-installed or do-it-yourself retail markets and e-commerce markets could affect our business by attracting new competitors, some of whom may be larger and have more resources than we do. In addition, growth of these retail markets relative to the professional installation markets may negatively impact our margins, which could negatively affect our cash flow and have an adverse effect on our business, financial condition and results of operations and cash flows.

Technology in our markets is changing rapidly and our future results and growth are largely dependent upon our ability to develop new technologies and introduce new products that achieve market acceptance.

Technology in our markets is in a continuing and often rapid state of change as new technologies and enhancements to existing technologies continue to be introduced both in our traditional and connected product markets. There is increasing customer demand for connected home solutions and the development of new technologies as well as increasing emphasis on product efficiency in our traditional products. Our future results depend upon a number of factors, including our ability to (i) identify emerging technological trends, (ii) develop and maintain competitive products, in part by adding innovative features that differentiate our products from those of our competitors and prevent commoditization of our products, (iii) grow our market share, (iv) develop, manufacture and bring compelling new products to market quickly and cost-effectively, (v) find and effectively partner with and continue to partner with home connected device platforms and (vi) attract, develop and retain individuals with the requisite technical expertise and understanding of customers’ needs to develop new technologies and introduce new products.

We can offer no assurance that we will be able to keep pace with technological developments. It is also possible that one or more of our competitors could develop a significant technical advantage or breakthrough that allows them to provide additional or superior products or services, or to lower their price for similar products or services, that could put us at a competitive disadvantage. Our inability to predict the growth of and respond in a timely way to customer preferences and other developments could have an adverse effect on our business, financial condition, results of operations and cash flows.

Our customer service model has historically been based largely around individualized product support, primarily through telephone communications. Although this allows a high degree of personalized and interactive dialogue, it differs from the highly-scalable and rapid electronic response systems pioneered by technology companies that operate in or may enter our markets. As such, we may be disadvantaged in terms of cost and overall customer satisfaction if we are unable to successfully adapt our support model to changes in customer expectations for our products.

Our connected solutions platform allows for integration and connection to third party solutions and for application designs. This interoperability is designed to reduce the barriers to using our software and panels with different devices, but could also have the effect of encouraging competitors to produce devices that operate on our platform, which could lower sales of our products. Adoption rates of our connected home solutions will also depend on a number of factors, including development of competitive and attractive products and the cost to customers of installation of new solutions or upgrade or renovation from older connected platforms or products. In addition to our application products, we rely on third party designers to create applications connecting our products to other platforms. If developers choose not to develop on our system, the accessibility of our solutions across other systems, devices and platforms might not expand in line with our competitors.

RESIDEO TECHNOLOGIES, INC.

In addition, if we are unable to effectively protect our trade secreted or proprietary technology from third parties or other competitors that may have access to our technology through our open architecture model, our business and competitive position may be harmed.

We expect that the growth of our business may depend on our development of new technologies in response to legislation and regulation related to efficiency standards, safety and security and environmental concerns. Agreement on legislation and regulation may be slow and implementation of any such reforms may take many years. As a result, any growth related to solutions that are responsive to such reforms may be delayed.

Our connected solutions and other products and services rely on enabling technology, connectivity, software and intellectual property that in certain instances we do not own or control.

Our operations depend upon third party technologies, software and intellectual property. Additionally, our connected solutions and our security monitoring services may be accessed through the Internet and using connectivity infrastructures (for example, 4G, LTE and next generation 5G and other wireless technologies) and cloud-based technologies. We rely on cellular and other telecommunications and network providers to communicate signals to and from customers using our connected solution applications in a timely, cost-efficient and consistent manner.

The failure of one or more of these providers or technologies to transmit and communicate signals in a timely manner could affect our ability to provide services to our customers or for our connected solution products to work as designed. There can be no assurance that third party telecommunications and network providers and signal-processing centers will continue to transmit and communicate signals to or from our third party providers and the monitoring stations without disruption. Any such disruption, particularly one of a prolonged duration, could have an adverse effect on our business, financial condition, results of operations and cash flows. In addition, failure to renew contracts with existing providers or licensors of technology, software, intellectual property or connectivity solutions, or to contract with other providers or licensors on commercially acceptable terms or at all may adversely impact our business, financial condition, results of operations and cash flows.

Market and economic conditions may adversely affect the economic conditions of our customers, demand for our products and services and our results of operations.

As a global provider of Comfort, RTS and Security products, services and technologies for the home, as well as a worldwide wholesale distributor of security and low voltage electronics products, our business is affected by the performance of the global new and repair and remodel construction industry. Our markets are sensitive to changes in the regions in which we operate and are also influenced by cyclical factors such as interest rates, inflation, availability of financing, consumer spending habits and confidence, employment rates and other macroeconomic factors over which we have no control and which could adversely affect our business, financial condition, results of operations and cash flows. For example, downward changes in the housing market would be expected to depress sales to professional contractors and result in substantially all of our professional contractor and OEM customers lowering production schedules, which would have a direct impact on our business, financial condition, results of operations and cash flows.

Our sales are also affected by fluctuations in demand for Internet-connected devices. If the market for connected home solutions grows more slowly than anticipated, whether as a result of unfavorable economic conditions, uncertain geopolitical environments, budgetary constraints of our consumers or other factors, we may not be able to increase our revenue and earnings.

Portions of our revenue and cash flow are seasonal, which could cause our financial results and liquidity to fluctuate.

A portion of our revenue is seasonal, which impacts the comparison of our financial condition and results of operations on a quarter-by-quarter basis. Sales activity is generally lowest during the first calendar quarter when it is winter in the majority of our geographical markets.

RESIDEO TECHNOLOGIES, INC.

Global climate change could negatively affect our business.

Responses to climate change may cause a shift away from fossil fuels to alternative power sources. Many of our thermal solutions are designed for application with oil and gas systems. A shift away from fossil fuels could affect our OEM customers’ business and result in a loss of business for them and for us. If we fail to adapt our solutions to alternative power sources, it could have an adverse effect on our business, financial condition, results of operations and cash flows.

Cooler than normal summers and warmer than normal winters may depress our sales. In addition, stable temperatures may result in less wear and tear on cooling and heating equipment which may depress Comfort and RTS sales. Demand for our products and our services, particularly our products and solutions geared toward the home construction repair and remodel industry, including our Comfort and RTS businesses, is seasonal and strongly affected by the weather. Cooler than normal summers depress our sales of replacement controls for heating, ventilation, cooling and water heating equipment in certain larger markets. Similarly, warmer than normal winters have the same effect on our heating products and services. Increased public awareness and concern regarding global climate change have led to our development of social responsibility, sustainability and other business policies, which in some instances are more restrictive than current laws and regulations. In light of the current regulatory environment, we also face uncertainty with respect to future climate change initiatives, including regional and/or federal requirements to reduce greenhouse gas emissions.

Moreover, climate change itself creates financial risk to our business. Unseasonable weather conditions may impact the availability and cost of materials needed for manufacturing and increase insurance and other operating costs and, especially in the case of disruptions at our ADI stores, our ability to make sales during the pendency of site closures. These factors may influence our decisions to construct new facilities or maintain existing facilities in areas that are prone to physical climate risks. We could also face indirect financial risks passed through the supply chain, and process disruptions due to physical climate changes could result in price modifications for our products and the resources needed to produce them.

We could be adversely affected by any violations of the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act, and other foreign anti-bribery laws.

We are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”) and other laws that prohibit improper payments or offers of payments to foreign government officials and political parties for the purpose of obtaining or retaining business or otherwise securing an improper business advantage. We do business and may do additional business in the future in countries and regions in which we may face, directly or indirectly, corrupt demands by officials. We face the risk of unauthorized payments or offers of payments by one of our employees, contractors or consultants. Our existing safeguards and any future improvements may prove to be less than effective in preventing such unauthorized payments, and our employees and consultants may engage in conduct for which we might be held responsible. Any such violation, even if prohibited by our policies, could subject us and such persons to criminal and/or substantial civil penalties or other sanctions, which could have a material adverse effect on our business, financial condition, cash flows, and reputation.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

We test, at least annually, the carrying value of goodwill for impairment, as discussed in Note 2 of the Notes to the Consolidated and Combined Financial Statements included herein. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. If the assumptions used in our analysis are not realized, it is possible that an impairment charge may need to be recorded in the future. Any such charges may have a material negative impact on our operating results. There were no impairment charges taken during the years ended 2018, 2017, and 2016.

RESIDEO TECHNOLOGIES, INC.

Failure to achieve and maintain a high level of product and service quality could damage our image with customers and negatively impact our results.

Product and service quality issues could result in a negative impact on customer confidence in our Company and our brand image. If our product and service offerings do not meet applicable safety standards or our customers’ expectations regarding safety or quality, we could experience lost sales and increased costs and be exposed to legal, financial and reputational risks. Actual, potential or perceived product safety concerns could expose us to litigation as well as government enforcement action. In addition, in the event that any of our products fail to perform as expected, we may face direct exposure to warranty and product liability claims or may be required to participate in a government or self-imposed recall involving such products which could result in costly product recalls and other liabilities. As a result, our reputation as a manufacturer and distributor of high quality products and services could suffer and impact customer loyalty.

We maintain strict quality controls and procedures, including the testing of raw materials and safety testing of selected finished products. However, we cannot be certain that our testing will reveal latent defects in our products or the materials from which they are made, which may not become apparent until after the products have been sold into the market. We also cannot be certain that our suppliers will always eliminate latent defects in products we purchase from them. Accordingly, there is a risk that product defects will occur, which could require a product recall. Product recalls can be expensive to implement, and, if a product recall occurs during the product’s warranty period, we may be required to replace the defective product. In addition, a product recall may damage our relationship with our customers and we may lose market share with our customers.

In many jurisdictions, product liability claims are not limited to any specified amount of recovery. If any such claims or contribution requests exceed our available insurance or if there is a product recall, there could be an adverse impact on our results of operations. In addition, a recall claim could require us to review our entire product portfolio to assess whether similar issues are present in other product lines, which could result in significant disruption to our business and could have a further adverse impact on our business, financial condition, results of operations and cash flows. We cannot assure you that we will not experience any material warranty or product liability claim losses in the future or that we will not incur significant costs to defend such claims. There can be no assurance that we will have adequate reserves to cover any recalls, repair and replacement costs. Our customers that are not end-users of our products, including our OEM customers, may face similar claims or be obliged to conduct recalls of their own, which could result in lost business to us, or these customers may seek contribution from us for defects.

As an independent, publicly traded company, we may not enjoy the same benefits that we did as a segment of Honeywell.

We are a smaller and less diversified company than Honeywell, and do not have access to financial and other resources comparable to those of Honeywell prior to the Spin-Off. As a stand-alone company, we do not have the same product diversity or scale and may not have similar purchasing power or access to capital markets, and we may be unable to obtain goods and services at the prices and terms obtained prior to the Spin-Off, which could decrease our overall profitability. Uncertainty related to the Spin-Off may lead customers and other parties with whom we currently do business or may do business in the future to terminate or attempt to negotiate changes in our existing business relationships, or cause them to consider entering into business relationships with parties other than us.

Our business is dependent upon substantial investment in information technology.

The efficient operation of our business requires substantial investment in technology infrastructure systems, including enterprise resource planning (“ERP”) systems, supply chain management systems, digital commerce systems and connected solutions platforms. The inability to fund, acquire and implement these systems may impact our ability to respond effectively to changing customer expectations, manage our business, scale our solutions effectively or impact our customer service levels, which may put us at a competitive disadvantage and negatively impact our financial results. Repeated or prolonged interruptions of service, due to problems with our systems or third party technologies, whether or not in our control, could have a significant negative impact on our reputation and our ability to sell products and services.

RESIDEO TECHNOLOGIES, INC.

We are highly dependent upon a variety of internal computer and telecommunication systems to operate our business. In order to support our continued operational ability and growth, we must maintain and continuously upgrade our ERP and other information systems, which are critical to our operational, accounting and financial functions. Failure to properly or adequately invest in and maintain these systems could result in the diversion of management’s attention and resources and could materially adversely affect our operating results and impact our ability to efficiently manage our business. Our existing information systems may become obsolete, requiring us to transition our systems to a new platform. Such a transition would be time consuming and costly, and would require management resources in excess of those we currently have.

Further, as we are dependent upon our ability to gather and promptly transmit accurate information to key decision makers, our business, results of operations, financial condition and cash flows may be adversely affected if our information systems do not allow us to transmit accurate information, even for a short period. Failure to properly or adequately address these issues could impact our ability to perform necessary business operations, which could adversely affect our reputation, competitive position, business, results of operations, financial condition and cash flows.

We must attract and retain qualified people to operate our systems, expand and improve them, integrate new programs effectively with our existing programs, and convert to new systems efficiently when required. Any disruption to our business due to such issues, or an increase in our costs to cover these issues that is greater than what we have anticipated, could have an adverse effect on business, financial condition, results of operations and cash flows. Our customers rely increasingly on our electronic ordering and information systems as a source for product information, including availability and pricing. There can be no assurance that our systems will not fail or experience disruptions, and any significant failure or disruption of these systems could prevent us from making sales, ordering and delivering products and otherwise conducting our business. Many of our customers use our website to check real-time product availability, see their customized pricing and place orders, and to access our connected solution platforms. Any material disruption of our website, our connected solution applications, or the Internet in general could impair our order processing or prevent our manufacturers and customers from accessing information and cause us to lose business or damage our reputation.

Risks associated with data privacy issues, including evolving laws and regulations and associated compliance efforts, could adversely affect our business, financial condition, results of operations and cash flows.

Our business depends on the processing of data (some of which contains personal data), including the transfer of data between our affiliated entities, to and from our business partners and customers, and with third-party service providers. The laws and regulations relating to personal data constantly evolve, as federal, state and foreign governments continue to adopt new measures addressing data privacy and processing (including collection, storage, transfer, disposal and use) of personal data. Moreover, the interpretation and application of many existing or recently enacted privacy and data protection laws and regulations in the European Union, the U.S. and elsewhere are uncertain and fluid, and it is possible that such laws and regulations may be interpreted or applied in a manner that is inconsistent with our existing data management practices or the features of our products and services. Any such new laws or regulations, any changes to existing laws and regulations and any such interpretation or application may affect demand for our products and services, impact our ability to effectively transfer data across borders in support of our business operations, or increase the cost of providing our products and services. Additionally, any actual or perceived breach of such laws or regulations may subject us to claims and may lead to administrative, civil or criminal liability, as well as reputational harm to us or our employees. We could also be required to fundamentally change our business activities and practices, or modify our products and services, which could have an adverse effect on our business, financial condition, results of operations and cash flows.

In the U.S., various laws and regulations apply to the collection, processing, transfer, disposal, unauthorized disclosure and security of personal data. For example, data protection laws passed by most states within the U.S. require notification to users when there is a security breach for personal data. Additionally, the Federal Trade Commission (“FTC”) and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, transfer and security of personal data. In particular, our privacy policy and other statements we publish provide promises and assurances about privacy and security that could subject us to potential regulatory action or other liabilities if such statements are found to be deceptive or misrepresentative of our privacy and data security practices. The U.S. Congress and state legislatures, along with federal regulatory authorities have recently increased their attention to matters concerning personal data, and this may result in new legislation which could increase the cost of compliance.

RESIDEO TECHNOLOGIES, INC.

In California, for example, the California Consumer Privacy Act of 2018 (CCPA), which comes into effect in 2020, grants California residents new data privacy rights and regulates the security of connected devices.

In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us or our customers.

In the European Union, some of our operations are subject to the European Union’s GDPR, which took effect from May 25, 2018. The GDPR introduced a number of new obligations for subject companies and we will need to continue dedicating financial resources and management time to GDPR compliance in the future. The GDPR enhances the obligations placed on companies that control or process personal data of residents of the European Union including, for example, expanded disclosures about how personal data is to be used, the mandatory obligation to provide fair processing notices at the time when personal data is obtained, new mechanisms for obtaining consent from data subjects, new controls for data subjects with respect to their personal data (including by enabling them to exercise rights to erasure, right to restrict processing of personal data, and data portability), limitations on retention of personal data and mandatory data breach notifications. Additionally, the GDPR places companies under new obligations relating to data transfers and the security of the personal data they process, as well as in relation to third-party data processors they use. The GDPR provides that supervisory authorities in the European Union may impose administrative fines for certain infringements of the GDPR of up to EUR 20,000,000 or 4% of a company’s total, worldwide, annual turnover of the preceding financial year, whichever is higher. Individuals who have suffered damage as a result of a subject company’s non-compliance with the GDPR also have the right to seek compensation from such company. Given the breadth of the GDPR, compliance with its requirements is likely to continue to require significant expenditure of resources on an ongoing basis, and there can be no assurance that the measures we have taken for the purposes of compliance will be successful in preventing breach of the GDPR. Given the potential fines, liabilities and damage to our reputation in the event of an actual or perceived breach of the GDPR, such a breach may have an adverse effect on our business, financial condition, results of operations and cash flows.

Outside of the U.S. and the European Union, many jurisdictions have adopted or are adopting new data privacy laws that may impose further onerous compliance requirements, such as data localization, which prohibits companies from storing outside the jurisdiction data relating to resident individuals. The proliferation of such laws within the jurisdictions in which we operate may result in conflicting and contradictory requirements, particularly in relation to evolving technologies. Any failure to successfully navigate the changing regulatory landscape could result in legal liability or impairment to our reputation in the marketplace, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Privacy-related claims or lawsuits initiated by governmental bodies, customers or other third parties, whether meritorious or not, could be time consuming, result in costly regulatory proceedings, litigation, penalties and fines, or require us to change our business practices, sometimes in expensive ways, or other potential liabilities. Unfavorable publicity regarding our privacy practices could injure our reputation, harm our ability to keep existing customers or attract new customers or otherwise adversely affect our business, assets, revenue, brands and reputation which may have an adverse effect on our business, financial condition, results of operations and cash flows.

RESIDEO TECHNOLOGIES, INC.

Cyber or other security incidents, could disrupt our internal systems causing service failures, disrupt our business operations, result in the loss of critical and confidential information, and adversely impact our reputation, our business, financial condition, results of operations and cash flows. Our connected products potentially expose our business to cybersecurity threats.

We create, deploy and maintain information technology (“IT”) and engineering systems, some of which involve sensitive information, including personal data, trade secrets and other proprietary information. In addition, our connected products potentially expose our business to cybersecurity threats. As a result, we are subject to systems, service or product failures, not only resulting from our own failures or the failures of third party service providers, natural disasters, power shortages or terrorist attacks, but also from exposure to cyber or other security threats. Most of the jurisdictions in which we operate have laws and regulations relating to data security and protection of information. See “Risks Relating to Our Business—Risks associated with data privacy issues, including evolving laws and regulations and associated compliance efforts, could adversely affect our business, financial condition, results of operations and cash flows.” We are taking proactive measures to help assess our cybersecurity capabilities being provided under the TSA by Honeywell and establish a risk prioritized strategic roadmap in support of implementing our own independent capabilities to provide a broad cybersecurity operating model. Additionally, we have certain measures to protect our information systems and products against unauthorized access and disclosure of personal information and of our confidential information and trade secrets and confidential information and trade secrets belonging to our customers. However, there is no assurance that the security measures we have put in place will be effective in every case.

Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to IT, payment and other systems to sophisticated and targeted measures known as advanced persistent threats directed at us, our products, our customers, vendors and/or our third party service providers, including cloud providers and Honeywell arising out of its provision of IT services under the TSA, which extends through April 2020. There has been an increase in the frequency and sophistication of cyber and other security threats we face, and our customers are increasingly requiring cyber and other security protections and standards in our products, and we may incur additional costs to comply with such demands. We have experienced, and expect to continue to experience, these types of threats and incidents.

We sell security and life safety solutions, which are designed to secure the safety of our subscribers and their residences or commercial properties. If these solutions fail for any reason, including due to defects in our software, a carrier outage, a failure of our network operating center, a failure on the part of one of our service provider partners, user error or cybersecurity incident, we could be subject to liability and reputational damage for such failures and our business could suffer.

We seek to deploy comprehensive measures to deter, prevent, detect, respond to and mitigate these threats, including identity and access controls, data protection, vulnerability assessments, product software designs that we believe are less susceptible to cyber-attacks, security and operational monitoring of our IT networks and systems and maintenance of backup and protective systems. Despite these efforts, cyber and other security incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption, misuse or unavailability of personal data, company assets, critical data and confidential or proprietary information (our own or that of third parties), product failure and the disruption of business operations. Moreover, employee error or malfeasance, faulty password management or other intentional or inadvertent non-compliance with our security protocols and policies subject us to breaches of our information systems. Our efforts to protect our company data and the information we receive may also be unsuccessful due to software “bugs,” system errors or other technical deficiencies, or vulnerabilities of our vendors and service providers. Cyber and other security incidents aimed at the software embedded in our products could lead to third party claims that our product failures have caused a similar range of damages to our customers, and this risk is enhanced by the increasingly connected nature of our products.

The potential consequences of a material cyber or other security incident include financial loss, reputational damage, negative media coverage, litigation with third parties, including class-action litigation, regulatory investigations or actions, theft of intellectual property, fines, diminution in the value of our investment in research, development and engineering, and increased cyber and other security protection and remediation costs due to the increasing sophistication and proliferation of threats, which in turn could adversely affect our competitiveness, business, financial condition, results of operations and cash flows. In addition to any costs resulting from contract performance or required corrective action, these incidents could generate increased costs or loss of revenue if our customers choose to postpone or cancel previously scheduled orders or decide not to renew any of our existing

RESIDEO TECHNOLOGIES, INC.

contracts. Breaches in security could also result in a negative impact for our customers and thus affect our relations with our customers, injure our reputation and harm our ability to keep existing customers and to attract new customers. Some jurisdictions have enacted law requiring companies to notify individuals of data security breaches involving certain types of personal data. Such mandatory disclosures could lead to negative publicity and may cause our current and prospective customers to lose confidence in the effectiveness of our data security measures.

We have cybersecurity insurance (subject to specified retentions or deductibles) related to a breach event covering expenses for items such as notification, credit monitoring, investigation, crisis management, public relations and legal advice. We also maintain product liability insurance (subject to specified retentions or deductibles) that may cover certain physical damage or third-party injuries caused by potential cybersecurity incidents associated with our products. However, damage and claims arising from such incidents may not be covered or may exceed the amount of any insurance available.

We could incur significant costs in protecting our data centers, servers, applications, and cloud environments against, or remediating, security vulnerabilities or breaches and cyber-attacks. Additionally, the costs related to cyber or other security incidents may not be fully insured or indemnified by other means. The successful assertion of a large claim against us with respect to a cyber or other security incident could seriously harm our business. Even if not successful, these claims could result in significant legal and other costs and may be a distraction to our management and harm our customer relationships and reputation.

The failure of our network operations centers and data backup systems could put our users at risk.

Many of our solutions operate with a hosted architecture, and we update our solutions regularly while our solutions are operating. If our solutions and/or upgrades fail to operate properly, our solutions could stop functioning for a period of time, which could put our users at risk. Our ability to keep our business operating is highly dependent on the proper and efficient operation of our network operations centers and data backup systems. Although our network operations centers have back-up computer and power systems, if there is a catastrophic event, adverse weather conditions, natural disaster, terrorist attack, security breach or other extraordinary event, we may be unable to provide our subscribers with uninterrupted monitoring service. Furthermore, because data backup systems are susceptible to malfunctions and interruptions (including those due to equipment damage, power outages, human error, computer viruses, computer hacking, data corruption and a range of other hardware, software and network problems), we cannot guarantee that we will not experience data backup failures in the future. A significant or large-scale, security breach, malfunction or interruption of our network operations centers or data backup systems could adversely affect our ability to keep our operations running efficiently. If a malfunction or security breach results in a wider or sustained disruption, it could have an adverse effect on our reputation, business, financial condition, results of operations or cash flows. See “Risks Relating to Our Business—Internal system or service failures, including as a result of cyber or other security incidents, could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation, our business, financial condition, results of operations and cash flows. Our connected products potentially expose our business to cybersecurity threats.”

Disruptions, or the need to relocate any of our facilities, could significantly disrupt our business.

We manufacture many of products at single-location production facilities and rely on certain suppliers who also may concentrate production in single locations. A disruption, including work stoppage, supply chain failures, natural disasters, weather-related disruptions, or other disruptions at one or more of our production facilities could have adverse effects on our business, financial condition, results of operations and cash flows. Moreover, due to unforeseen circumstances or factors beyond our control, we may be forced to relocate our operations from one or more of our existing facilities to new facilities and may incur substantial costs, experience program delays and sacrifice proximity to customers and geographic markets as a result, potentially for an extended period of time. Any significant interruption in production at one or more of these facilities could negatively impact our ability to deliver our products to our customers.

A significant disruption in the supply of a key component due to a work stoppage or other disruption at one of our suppliers or any other supplier could impact our ability to make timely deliveries to our customers and, accordingly, have an adverse effect on our business, financial condition, results of operations and cash flows. Where a manufacturer halts production because of another supplier failing to deliver on time, or as a result of a work stoppage or other disruption, it is unlikely we will be fully compensated, if at all.

RESIDEO TECHNOLOGIES, INC.

We rely on certain suppliers of materials and components for our products.

Certain of the materials and components for products we manufacture and those manufactured on our behalf are supplied by single or limited source suppliers. Our business, results of operations, financial condition and cash flows could be adversely affected by disruptions in supply from our third party suppliers, whether from supply chain disruptions or if suppliers lack sufficient quality control or if there are significant changes in their financial or business condition or otherwise. See “Business—Materials and Suppliers.”

If our third party suppliers and manufacturers fail to deliver materials, products, parts and components of sufficient quality on time and at reasonable prices, we could have difficulties fulfilling our orders or stocking our distribution centers on similar terms or at all, sales and profits could decline, and our commercial reputation could be damaged. Our ability to manage inventory and meet delivery requirements may be constrained by our suppliers’ inability to scale production and adjust delivery of long-lead-time products during times of volatile demand. Our inability to fill our supply needs would jeopardize our ability to fulfill obligations which could, in turn, result in reduced sales and profits, contract penalties or terminations, and damage to customer relationships.

Certain of our suppliers provide us with cloud based services which we rely on to support our products and solutions and serve our customers and consumers. These types of relationships with cloud based service providers are expected to increase over time. If their services fail, the operation and maintenance of our products and solutions, installed based as well as new sales, may be adversely impacted.

If we fail to adequately assess the creditworthiness and operational reliability of existing or future suppliers, if there is any unanticipated deterioration in their creditworthiness and operational reliability, or if our suppliers do not perform or adhere to our existing or future contractual arrangements, any resulting inability to otherwise obtain the supplies or our inability to enforce the terms of the contract or seek other remedies could have an adverse effect on our financial condition and results of operations and could cause us to incur significant liabilities.

We obtain many of the products for our ADI distribution business from third parties.

Most of the low voltage products we distribute through our ADI business are manufactured by third parties. As a result, terminations of supply or services agreements or a change in terms or conditions of sale from one or more of our key manufacturers could negatively affect our operating margins, net revenue or the level of capital required to fund our operations. We have standard distribution contracts with our manufacturers which are subject to renegotiation or non-renewal. Our dependence on third party manufacturers leaves us vulnerable to having an inadequate supply of demanded products, price increases, late deliveries and poor product quality.

Our ability to obtain particular products or product lines in the required quantities and our ability to fulfill customer orders on a timely basis is critical to our success. Our manufacturers have experienced product supply shortages from time to time due to the inability of certain of their suppliers to supply certain products on a timely basis. As a result, we have experienced, and may in the future continue to experience, short-term shortages of specific products. We cannot provide any assurances that manufacturers will be able to maintain an adequate supply of products to fulfill all of our customer orders on a timely basis. Our reputation, sales and profitability may suffer if manufacturers are not able to provide us with an adequate supply of products to fulfill our customer orders on a timely basis or if we cannot otherwise obtain particular products or a product lines.

Manufacturers who currently distribute their products through us may decide to shift to or substantially increase their existing distribution with other distributors, their own dealer networks, or directly to resellers or end-users. Increasingly, our manufacturers are combining, leaving us with fewer alternative sources. This could result in more intense competition as distributors strive to secure distribution rights with these manufacturers, which could have an adverse impact on our business, financial condition, results of operations and cash flows. If we are unable to maintain an adequate supply of products, or if manufacturers do not regularly invest in, introduce to us, and/or make new products available to us for distribution, our net revenue and gross profit could suffer considerably.

RESIDEO TECHNOLOGIES, INC.

Raw material price fluctuations, the ability of key suppliers to meet quality and delivery requirements, or catastrophic events can increase the cost of our products and services, impact our ability to meet commitments to customers and cause us to incur significant liabilities.

The cost and availability of raw materials (such as copper, steel, aluminum, plastics, printed circuit boards, semiconductors and passive electronics) is a key factor in the cost of our products. Our inability to offset material price inflation through increased prices to customers, formula or long-term fixed price contracts with suppliers, productivity actions or through commodity hedges could adversely affect our business, financial condition, results of operations and cash flows. Supply interruptions could arise from shortages of raw materials, effects of economic, political or financial market conditions on a supplier’s operations, labor disputes or weather conditions affecting products or shipments, transportation disruptions, information system disruptions or other reasons beyond our control.

The profitability of our business is also dependent upon the efficiency of our supply chain. An inefficient or ineffective supply chain strategy or operations could increase operational costs, reduce profit margins and adversely affect our business, financial condition, results of operations and cash flows. Short- or long-term capacity constraints or financial distress at any point in our supply chain could disrupt our operations and adversely affect our financial performance, particularly when the affected suppliers and manufacturers are the sole sources of products that we require or that have unique capabilities, or when our customers have directed us to use those specific suppliers and manufacturers. We incur significant freight expenses related to the purchase of products for distribution and fluctuations in fuel costs may cause us to incur additional expense.

We are subject to the economic, political, regulatory, foreign exchange and other risks of international operations.

Our international revenues are approximately 32% of our net revenue for the year ended December 31, 2018. Our international geographic footprint subjects us to many risks including: exchange control regulations; wage and price controls; antitrust/competition and environmental regulations; employment regulations; foreign investment laws; monetary and fiscal policies and protectionist measures that may prohibit acquisitions or joint ventures, establish local content requirements, or impact trade volumes; import, export and other trade restrictions (such as embargoes); violations by our employees of anti-corruption laws (despite our efforts to mitigate these risks); changes in regulations regarding transactions with state-owned enterprises; nationalization of private enterprises; natural and man-made disasters, hazards and losses; backlash from foreign labor organizations related to our repositioning or restructuring actions; violence, civil and labor unrest; acts of terrorism; and our ability to hire and maintain qualified staff and maintain the safety of our employees in these regions. For more information on our international footprint, see “Item 2. Properties.” Additionally, certain of the markets in which we operate have adopted increasingly strict data privacy and data protection requirements or may require local storage and processing of data or similar requirements. See “Risks Relating to Our Business —Risks associated with data privacy issues, including evolving laws and regulations and associated compliance efforts, could adversely affect our business, financial condition, results of operations and cash flows.”

Instabilities and uncertainties arising from the global geopolitical environment can negatively impact our business. The U.K.’s referendum to leave the European Union, commonly known as “Brexit,” has caused and may continue to cause interest rate, exchange rate and other market and economic volatility. As negotiations relating to the future terms of the U.K.’s relationship with the European Union proceed, our manufacturing operations and the businesses of our customers and suppliers could be negatively impacted if tariffs, new compliance requirements or other restrictions (such as embargoes) are imposed on the free flow of goods to and from the U.K. In the event that the U.K. leaves the European Union with no agreement, there may be further and unanticipated adverse effects to global economic conditions that would likely have an adverse impact on labor costs, trade and foreign exchange risk. Similarly, the implementation of more restrictive trade policies or the renegotiation of existing trade agreements in the U.S. or other countries where we sell or manufacture large quantities of products and services or procure supplies and other materials incorporated into our products could negatively impact our business results of operations, cash flows and financial condition. For example, a government’s adoption of “buy national” policies or retaliation by another government against such policies, such as tariffs or quotas, could have a negative impact on our results of operations.

RESIDEO TECHNOLOGIES, INC.

Tariffs, sanctions and other barriers to trade could adversely affect the business of our customers and suppliers, which could in turn negatively impact our net revenue and results of operations. In addition, a substantial volume of our Comfort and RTS products benefit from the favorable tariff rates established under the North American Free Trade Agreement, replacement of which, the newly negotiated U.S. Mexico Canada Trade Agreement, requires passage by three countries legislative branches to ensure continuation of significant trade benefits. These and other instabilities and uncertainties such as BREXIT arising from the global geopolitical environment, along with the cost of compliance with increasingly complex and often conflicting regulations worldwide, can impair our flexibility in modifying product, marketing, pricing or other strategies for growing our businesses, as well as our ability to improve productivity and maintain acceptable operating margins.

As a result of our global presence, a portion of our net revenue are denominated in currencies other than the U.S. Dollar, whereas a significant amount of our payment obligations, including pursuant to the Honeywell Reimbursement Agreement and Tax Matters Agreement are denominated in U.S. Dollars, which exposes us to foreign exchange risk. We monitor and seek to reduce such risk through hedging activities; however, foreign exchange hedging activities bear a financial cost and may not always be available to us or be successful in eliminating such volatility. Finally, we generate significant amounts of cash outside of the United States that is invested with financial and non-financial counterparties. While we employ comprehensive controls regarding global cash management to guard against cash or investment loss and to ensure our ability to fund our operations and commitments, a material disruption to the counterparties with whom we transact business could expose us to financial loss.

We operate in many high-growth regions that require modifications to our products based on local building codes, regulations, standards, certifications and other factors, which may impact our cost to serve and profitability as we continue our penetration into these regions.

We operate in regulated markets.

Many of our products, technologies and services, in particular products implicating life safety, are subject to regulatory agency oversight, such as the U.S. Consumer Product Safety Commission, the FTC, the Federal Communications Commission (“FCC”), the U.S. Environmental Protection Agency, the European Union’s CE mark (“CE”), the European Community directive “Waste Electrical and Electronic Equipment Directive” (“WEEE Directive”), the regulation Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”), the Gulf Mark standard for low voltage electric products required in Gulf Member States (“G Mark”), the EurAsian Conformity Mark for member countries of Customs Union (“EAC”), the China Compulsory Certification (“CCC”) and the Regulatory Compliance Mark for Australia which may contribute to our compliance expenses. Many state regulators, such as the California Department of Toxic Substances Control, also have an impact on our markets. For example, 23 states have specific mercury thermostat regulations which require business compliance due to decades of sales of thermostats containing mercury. Mandatory collection requirements, penalties and federal legislation can have an impact on the expense. It is also important that our products comply with various third party standards, such as those of UL.

In addition, the FCC recently repealed net neutrality rules. We do not yet know the impact it may have on our business. Interference with our services or higher charges to customers by broadband service providers for using our products and services could cause us to lose existing subscribers, impair our ability to attract new subscribers and adversely affect our business, financial condition, results of operations and cash flows.

In addition, telecommunication service providers are subject to extensive regulation in the markets where we operate or may expand in the future. The FTC and the FCC have issued regulations that place restrictions on, among other things, unsolicited automated telephone calls to residential and wireless telephone subscribers by means of automatic telephone dialing systems and the use of prerecorded or artificial voice messages. If our service provider partners were to take actions in violation of these regulations, such as telemarketing to individuals on the “Do Not Call” registry, we could be subject to fines, penalties, private actions or enforcement actions by government regulators. Although we have taken steps to insulate ourselves from any such wrongful conduct by our service provider partners and require our service provider partners to comply with these laws and regulations, no assurance can be given that we will not be exposed to liability as result of our service provider partners’ conduct. Changes in the applicable laws, regulations and technology affecting telecommunication services could require us to change the way we operate, which could increase costs or otherwise disrupt our operations, which in turn could adversely affect our business, financial condition, results of operations and cash flows.

RESIDEO TECHNOLOGIES, INC.

Some local governments impose assessments, fines, penalties and limitations on either customers or companies for false alarms. Certain municipalities have adopted ordinances under which both permit and alarm dispatch fees are charged directly to companies. Service providers generally pass these charges on to customers but may not be able to collect if customers are unwilling or unable to pay them, and this may require the service provider to suspend or terminate service and as a result adversely affect our business, financial condition, results of operations and cash flows. Furthermore, our customers may elect to terminate or not renew services if assessments, fines, or penalties for false alarms become significant. If more local governments were to impose assessments, fines or penalties or requirements for response such as video verification, it could adversely affect our customer base, business, financial condition, results of operations and cash flows.

The net revenue and margins of our business are directly impacted by government regulations, including safety, performance and product certification regulations, particularly those driven by customer demands and national approvals, as well as changes in trade agreements and environmental and energy efficiency standards. Growth within emerging markets may be adversely impacted by the inability to acquire and retain qualified employees where local employment law mandates may be restrictive.

Part of our growth strategy is dependent on expanding our distribution business.

Part of our growth strategy is to expand our geographic footprint and to increase the types and number of products sold through ADI. Our ability to open new ADI locations in both existing and new markets could be affected by local regulations and the availability of suitable real estate. We may not be able to acquire from manufacturers certain product lines that we are interested in adding to our distribution business, and if we are able to add products, they may not result in sales as expected and may not be profitable. If we are unable to execute on any part of our growth strategy, our business, financial condition, results of operations and cash flows could be adversely affected.

Our profitability and results of operations may be adversely affected by a significant failure or inability to comply with the specifications and manufacturing requirements of our OEM customers.

We generally have to qualify, and are required to maintain our status, as a supplier for each of our OEM customers. This is a lengthy process that involves the inspection and approval by a customer of our engineering, documentation, manufacturing and quality control procedures before that customer will place volume orders. If we are successful in qualifying, there is no assurance that any OEM will purchase products from us. Given the length of this qualification process, the risk that our business, operating results and financial condition would be adversely affected by the loss of, or any reduction in orders by, any of our significant OEM customers is increased. Accordingly, the success of our business depends on OEMs continuing to outsource the manufacturing of critical products to us. It would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers, whether due to their decision to not continue to outsource all or a portion of their critical parts for their capital equipment, their giving market share to our competitors or otherwise. A significant failure or inability to comply with customer specifications and manufacturing requirements or delays or other problems with existing or new products (including program launch difficulties) could result in financial penalties, cancelled orders, increased costs, loss of sales, loss of customers or potential breaches of customer contracts, which could have an adverse effect on our profitability and results of operations. We have in the past lost business from OEM customers who have taken the manufacturing of our products in-house or given market share to our competitors. If we are unable to replace revenue from lost OEM customers it could have an adverse impact on our financial position, results of operation and cash flows. In addition, if we are unable to obtain additional business from OEMs the potential growth of our business results could be adversely affected.

We may not be able to retain or expand relationships with certain large customers.

A number of our customers are large and contribute significantly to our net revenue and operating income. Consolidation or change of control, particularly among our OEM customers, or a decision by any one or more of our customers to outsource all or most manufacturing work to a single equipment manufacturer, may concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on a smaller number of customers. By virtue of our largest customers’ size and the significant portion of revenue that we derive from them, they are able to exert significant influence in the negotiation of our commercial agreements and the conduct of our business with them. Furthermore, there is significant consolidation of companies focused on security products, and we have had customers combine with companies with whom we have little or no prior relationship, putting us at risk of loss of sales. If we are unable to retain and expand our business with these large customers on favorable terms, our business, financial condition, results of operations and cash flows will be adversely affected.

RESIDEO TECHNOLOGIES, INC.

We have credit exposure to our customers.

Any adverse trends in our customers’ businesses could cause us to suffer credit losses. As is customary in our markets, we extend credit to our customers. A portion of our customers are small contractors with inconsistent cash flow. As such, they rely on us to provide their businesses with credit and to carry specified inventory to support their operations. We may be unable to collect on receivables if our customers experience decreases in demand for their products and services, do not manage their businesses adequately, or otherwise become less able to pay due to adverse economic conditions or refinancing events. While we evaluate our customers’ qualifications for credit and monitor our extensions of credit, these efforts cannot prevent all credit losses, and credit losses negatively impact our performance. In addition, for financial reporting purposes, we establish reserves based on our historical experience of credit losses. To the extent that our credit losses exceed those reserves, our financial performance will be negatively impacted beyond what is expected. If there is deterioration in the collectability of our receivables, or we fail to take other actions to adequately mitigate such credit risk, our earnings, cash flows and our ability to utilize receivable-based financing could deteriorate. In addition, if we are unable to extend credit to our customers, we may experience loss of certain contracts or business.

Extending credit to international customers involves additional risks. It is often more difficult to evaluate credit of a customer or obtain credit protections in our international operations. Also, credit cycles and collection periods are typically longer in our international operations. We are also subject to credit risk associated with customer concentration. If one or more of our largest customers were to become bankrupt or insolvent, or otherwise were unable to pay for our products, we may incur significant write-offs of accounts that may have an adverse effect on our business, financial condition, results of operations and cash flows. As a result of these factors and other challenges in extending credit to international customers, we generally face greater credit risk from sales internationally compared to domestic sales.

Failure to protect our intellectual property could adversely affect our business, financial condition and results of operations and cash flows.

We rely on a combination of patents, copyrights, trademarks, trade names, trade secrets and other proprietary rights, as well as contractual arrangements, including licenses, to establish, maintain and protect our intellectual property rights. Effective intellectual property protection may not be available in every country in which we do business. We may not be able to acquire or maintain appropriate registered or unregistered intellectual property in all countries in which we do business. Companies that license intellectual property we own or use, especially, the Honeywell brand, also may take actions that diminish the value of our intellectual property or harm our reputation.

Our intellectual property rights may not be sufficient to permit us to take advantage of some business opportunities. As a result, we may be required to change our plans or acquire the necessary intellectual property rights, which could be costly. Furthermore, our ability to enforce our intellectual property rights in emerging markets may be limited by legal or practical considerations that have not historically affected our business in markets with more established intellectual property protection systems.

The protection of our intellectual property may be expensive and time-consuming. There can be no assurance that the steps we take to maintain and protect our intellectual property will be adequate, or that third parties will not infringe, circumvent, misappropriate or violate our intellectual property. If our efforts to protect our intellectual property are not adequate, the value of our goods and services may be harmed, which could have an adverse effect on our business, financial condition, results of operations and cash flows. Any impairment of our intellectual property, including due to changes in U.S. or worldwide intellectual property laws or the absence of effective legal protection or enforcement measures, could adversely impact our business, financial condition, results of operations and cash flows.

RESIDEO TECHNOLOGIES, INC.

We may incur material losses and costs as a result of intellectual property infringement actions that may be brought against us.

As we adopt new technology, we face an inherent risk of exposure to the claims of others that we have allegedly violated their intellectual property rights. Successful claims that we infringe on the intellectual property rights of others could require us to enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability, be prohibited preliminarily or permanently from further use of the intellectual property in question or require us to change our business practices to stop the infringing use, which could limit our ability to compete effectively. In addition, our customer agreements can require us to indemnify the customer for infringement. The time and expense of defending against these claims, whether meritorious or not, may have a material and adverse impact on our profitability and can be time-consuming and costly and divert management’s attention and resources away from our businesses. Furthermore, the publicity we may receive as a result of infringing intellectual property rights may damage our reputation and adversely impact our existing customer relationships and our ability to develop new business.

We cannot assure you that we will not experience any material intellectual property claim losses in the future or that we will not incur significant costs to defend such claims.

Failure to increase productivity through sustainable operational improvements, as well as an inability to successfully execute repositioning projects or to effectively manage our workforce, may reduce our profitability or adversely impact our businesses.

Our profitability and margin growth are dependent upon our ability to drive sustainable improvements. In addition, we seek productivity and cost savings benefits through repositioning and other projects, such as consolidation of manufacturing facilities, transitions to cost-competitive regions, workforce reductions, asset impairments, product line rationalizations and other cost-saving initiatives. Risks associated with these actions include delays in execution of the planned initiatives, additional unexpected costs, realization of fewer than estimated productivity improvements and adverse effects on employee morale. We may not realize the full operational or financial benefits we expect and the recognition of these benefits may be delayed and these actions may potentially disrupt our operations. In addition, organizational changes, attrition, labor relations difficulties, or workforce stoppage could have an adverse effect on our business, reputation, financial condition, results of operations and cash flows.

We may not be able to successfully acquire and integrate other products, technologies or businesses or realize the anticipated benefits of acquisitions.

We actively evaluate acquisitions and strategic investments in products or technologies and businesses that could complement or expand our business or otherwise offer growth or cost-saving opportunities. From time to time, we may enter into letters of intent with companies with which we are negotiating for potential acquisitions or investments, or as to which we are conducting due diligence. An investment in, or acquisition of, complementary businesses, products or technologies in the future could materially decrease the amount of our available cash or require us to seek additional equity or debt financing. We may not be successful in negotiating the terms of any potential acquisition, conducting thorough due diligence, financing the acquisition or effectively integrating the acquired business, product or technology into our existing business and operations. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues.

In connection with any acquisitions we complete, we may have difficulty integrating the acquired business, may not achieve the synergies or other benefits we expected to achieve, and we may incur unanticipated expenses, write-downs, impairment charges or unforeseen liabilities that could negatively affect our business, financial condition, results of operations and cash flows. Further, contemplating or completing an acquisition and integrating an acquired product or technology or business could divert management and employee time and resources from other matters.

RESIDEO TECHNOLOGIES, INC.

We depend on the recruitment and retention of qualified personnel, and our failure to attract and retain such personnel could adversely affect our business, financial condition, results of operations and cash flows.

Due to the complex nature of our business, our future performance is highly dependent upon the continued services of our employees and management who have significant industry expertise, including our engineering and design personnel and trained sales force. Our performance is also dependent on the development of additional personnel and the hiring of new qualified engineering, design, manufacturing, marketing, sales and management personnel for our operations. Competition for qualified personnel in our markets is intense, and we may not be successful in attracting or retaining qualified personnel. The loss of key employees, our inability to attract new qualified employees or adequately train employees, or the delay in hiring key personnel could negatively affect our business, financial condition, results of operations and cash flows.

Our operations require substantial capital and we may not be able to obtain additional capital that we need in the future on favorable terms or at all.

We may require additional capital in the future to finance our growth and development, upgrade and improve our manufacturing capabilities, implement further marketing and sales activities, fund ongoing R&D activities, satisfy regulatory and environmental compliance obligations and national approvals requirements, satisfy obligations under the Honeywell Reimbursement Agreement, and meet general working capital needs. Our capital requirements will depend on many factors, including acceptance of and demand for our solutions, the extent to which we invest in new technology and R&D projects and the status and timing of these developments. If our access to capital were to become constrained significantly, or if costs of capital increased significantly, due to lowered credit ratings, prevailing business conditions, the volatility of the capital markets or other factors, our business, financial condition, results of operations and cash flows could be adversely affected.

We are responsible for obtaining and maintaining sufficient working capital and other funds to satisfy our cash requirements, and debt or equity financing may not be available to us on terms we find acceptable, if at all. Even if we are able to obtain financing or access the capital markets, incurring additional debt may significantly increase our interest expense and financial leverage, and our level of indebtedness could restrict our ability to fund future development and acquisition activities. Also, regardless of the terms of our debt or equity financing, our agreements and obligations under the Tax Matters Agreement that address compliance with Section 355 of the Internal Revenue Code of 1986, as amended (the “Code”), may limit our ability to issue stock. See Note 21. Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements for more information. We believe that we have adequate capital resources to meet our projected operating needs, capital expenditures and other cash requirements, including payments to Honeywell under the Honeywell Reimbursement Agreement. However, we may need additional capital resources in the future and if we are unable to obtain sufficient resources for our operating needs, capital expenditures and other cash requirements for any reason, our business, financial condition and results of operations could be adversely affected. See “—Risks Relating to the Spin-Off—We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent, publicly traded company, and we may experience increased costs.”

We are subject to risks associated with the Honeywell Reimbursement Agreement, pursuant to which we will be required to make substantial cash payments to Honeywell, measured in substantial part by reference to estimates by Honeywell of certain of its liabilities.

In connection with the Spin-Off, we entered into the Honeywell Reimbursement Agreement (as defined below), pursuant to which we have an obligation to make cash payments to Honeywell in amounts equal to 90% of payments, which include amounts billed (“payments”), with respect to certain environmental claims, remediation and hazardous exposure or toxic tort claims, in each case including consequential damages (the “liabilities”) in respect of specified properties contaminated through historical business operations, including the legal and other costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales (the “recoveries”). The amount payable by us in respect of such liabilities arising in any given year is subject to a cap of $140 million (exclusive of any late payment fees up to 5% per annum). Payments in respect of the liabilities arising in a given year will be made quarterly throughout such year on the basis of an estimate of the liabilities and

RESIDEO TECHNOLOGIES, INC.

recoveries provided by Honeywell. Following the end of any such year, Honeywell will provide us with a calculation of the amount of payments and the recoveries received. Subject to the aforementioned cap, if the amount of payments (net of recoveries) is greater than the previously provided estimate, we will pay Honeywell the amount of such difference (the “true-up payment”) and, if the amount of the previously provided estimate is greater than the amount of payments (net of recoveries), we will receive a credit in the amount of such difference that will be applied to future payments. If a true-up payment exceeds $30 million, such true-up payment will be made in equal installments, payable on a monthly basis following the date the true-up payment is due.

For example, if in any given year, Honeywell’s estimated annual payments that are within the scope of the Honeywell Reimbursement Agreement totaled $140 million, and if Honeywell’s estimated associated recoveries totaled $20 million, then our quarterly payment obligations in respect of that year would be 90% of the net amount (or $108 million) divided by four, or $27 million. If, for such year, Honeywell’s annual payments actually totaled $165 million, and if Honeywell’s associated recoveries actually totaled $10 million, our additional true-up payment obligation in respect of that year would be 90% of the net amount (or $139.5 million) minus the sum of our quarterly payments, or $108 million, resulting in an aggregate payment in respect of such year of $31.5 million, which, because it exceeds $30 million, would be made in equal installments, payable on the true-up date and on a monthly basis following the date the true-up payment is due. However, if in any given year, Honeywell’s estimated annual payments totaled $175 million, and the estimated associated recoveries totaled $5 million, then our quarterly payment obligations in respect of that year would be capped at $35 million even though 90% of the net amount (or $153 million) divided by four is higher at $38.25 million, resulting in an aggregate maximum payment for such year equal to the cap of $140 million (regardless of whether or not actual liabilities (net of recoveries) exceeded the previously provided estimates).

Historically, Honeywell’s environmental claim and remediation payments in respect of the sites that are within the scope of the Honeywell Reimbursement Agreement for the years 2018, 2017 and 2016, including any legal fees, were approximately $179 million, $200 million and $221 million, respectively, and Honeywell’s associated receipts for insurance and amounts received by Honeywell in connection with affirmative claims, contributions and property sales for 2017 and 2016 were approximately $2 million and $10 million, respectively. There were no associated receipts for insurance and amounts received by Honeywell in connection with affirmative claims, contributions and property sales in 2018. At December 31, 2018 we have recorded a liability to Honeywell of approximately $616 million in relation to our environmental obligation to Honeywell under the Honeywell Reimbursement Agreement.

In the event that Honeywell completes a transfer to a third party in respect of a portion of the remediation liabilities that are within the scope of the Honeywell Reimbursement Agreement, we will be obligated to pay 90% of the amount paid or payable by Honeywell in connection with such liability transfer, less any applicable recoveries. Amounts payable in respect of liability transfers for any given year are paid in the year following the year in which they occur, at the time that the true-up payment is made. If the amounts payable in respect of a liability transfer, together with any true-up payment, exceeds $30 million, such amounts will be made in equal installments, payable on the true-up date and on a monthly basis following the date the true-up payment is due. While any amount in respect of a liability transfer is outstanding, the annual payment by us to Honeywell will be first allocated towards the liabilities described above relating to environmental claims, remediation, hazardous exposure and toxic tort claims arising outside of the scope of the liability transfer, and then towards the liability transfer payment. The amount payable by us in respect of (i) any such liability transfers and (ii) the liabilities described above relating to environmental claims, remediation, hazardous exposure and toxic tort claims arising in any given year, is subject to a cap of $140 million (exclusive of any late payment fees up to 5% per annum).

The scope of our current environmental remediation obligations subject to the Honeywell Reimbursement Agreement relates to approximately 230 sites or groups of sites that are undergoing environmental remediation under U.S. federal or state law and agency oversight for contamination associated with Honeywell legacy business operations. The ongoing environmental remediation is designed to address contaminants at upland and sediment sites, which include, among others, metals, organic compounds and polychlorinated biphenyls, through a variety of methods, which include, among others, excavation, capping, in-situ stabilization, groundwater treatment and dredging. In addition, our obligations subject to the Honeywell Reimbursement Agreement will include certain liability with respect to (i) hazardous exposure or toxic tort claims associated with the specified sites that arise after the Spin-Off, if any, (ii) currently unidentified releases of hazardous substances at or associated with the specified sites, (iii) other environmental claims associated with the specified sites and (iv) consequential damages.

RESIDEO TECHNOLOGIES, INC.

Payment amounts under the Honeywell Reimbursement Agreement will be deferred to the extent that the payment thereof would cause a specified event of default under certain indebtedness, including our principal credit agreement, or cause us to not be compliant with certain financial covenants in certain indebtedness, including our principal credit agreement on a pro forma basis, including the maximum total leverage ratio (ratio of debt to EBITDA, which excludes any amounts owed to Honeywell under the Honeywell Reimbursement Agreement), and the minimum interest coverage ratio. A 5% late payment fee will accrue on all amounts that are not otherwise entitled to be deferred under the terms of the Honeywell Reimbursement Agreement, without prejudice to any other rights that Honeywell may have for late payments. In each calendar quarter, our ability to pay dividends and repurchase capital stock in such calendar quarter will be restricted until any amounts payable under the Honeywell Reimbursement Agreement in such quarter (including any deferred payment amounts) are paid to Honeywell and we will be required to use available restricted payment capacity under our debt agreements to make payments in respect of any such deferred amounts. Payment of deferred amounts and certain other amounts could cause the amount we are required to pay under the Honeywell Reimbursement Agreement in respect of liabilities arising in any given calendar year to exceed $140 million (exclusive of any late payment fees up to 5% per annum). All amounts payable under the Honeywell Reimbursement Agreement will be guaranteed by certain of our subsidiaries that act as guarantors under our principal credit agreement, subject to certain exceptions. Under the Honeywell Reimbursement Agreement, we will also be subject to certain of the affirmative and negative covenants to which we are subject under our principal credit agreement. Further, pursuant to the Honeywell Reimbursement Agreement, our ability to (i) amend or replace our principal credit agreement, (ii) enter into another credit agreement and make amendments or waivers thereto, or (iii) enter into or amend or waive any provisions under other agreements, in each case, in a manner that would adversely affect the rights of Honeywell under the Honeywell Reimbursement Agreement, will be subject to Honeywell’s prior written consent. This consent right will significantly limit our ability to engage in many types of significant transactions on favorable terms (or at all), including, but not limited to, equity and debt financings, liability management transactions, refinancing transactions, mergers, acquisitions, joint ventures and other strategic transactions. See the section titled “Certain Relationships and Related Party Transactions—Agreements with Honeywell—Honeywell Reimbursement Agreement” in the Form 10 for more information.

The Honeywell Reimbursement Agreement may have material adverse effects on our liquidity and cash flows and on our results of operations, regardless of whether we experience a decline in net revenue. The Honeywell Reimbursement Agreement may also require us to accrue significant long-term liabilities on our consolidated balance sheet, the amounts of which will be dependent on factors outside our control, including Honeywell’s responsibility to manage and determine the outcomes of claims underlying the liabilities. This may have a significant negative impact on the calculation of key financial ratios and other metrics that are important to investors, rating agencies and securities analysts in evaluating our creditworthiness and the value of our securities. Accordingly, our access to capital to fund our operations may be materially adversely affected and the value of your investment in our company may decline. The Honeywell Reimbursement Agreement also includes other obligations that may impose significant operating and financial restrictions on us and our subsidiaries and limit our ability to engage in actions that may be in our long-term best interests. See the section titled “Certain Relationships and Related Party Transactions—Agreements with Honeywell—Honeywell Reimbursement Agreement” in the Form 10 for more information.

Although we will have access to information regarding these liabilities as we may reasonably request for certain purposes, as well as the ability to participate in periodic standing meetings with Honeywell’s remediation management team responsible for management of the underlying claims, including outside litigation or environmental counsel if necessary, the payment obligations under the Honeywell Reimbursement Agreement relate to legal proceedings and remediation efforts that we will not control, and we accordingly do not expect to be able to make definitive decisions regarding settlements or other outcomes that could influence our potential related exposure.

Independent of our payments under the Honeywell Reimbursement Agreement, we will have ongoing liability for certain environmental claims which are part of our going forward business. For the year ended December 31, 2018, these payments totaled $1 million.

RESIDEO TECHNOLOGIES, INC.

Our operations and the prior operations of predecessor companies expose us to the risk of material environmental liabilities.

We are subject to potentially material liabilities related to the investigation and cleanup of environmental hazards and to claims of personal injuries or property damages that may arise from hazardous substance releases and exposures. These liabilities arise out of our current and past operations and the operations and properties of predecessor companies (including off site waste disposal). We entered into the Honeywell Reimbursement Agreement, pursuant to which we have an obligation to make cash payments to Honeywell related to certain of Honeywell’s environmental-related liabilities. See “Risks Relating to Our Business—We are subject to risks associated with the Honeywell Reimbursement Agreement, pursuant to which we will be required to make substantial cash payments to Honeywell, measured in substantial part by reference to estimates by Honeywell of certain of its liabilities.”

We are also subject to potentially material liabilities related to the compliance of our operations with the requirements of various federal, state, local and foreign governments that regulate the discharge of materials into the environment and the generation, handling, storage, treatment and disposal of and exposure to hazardous substances. We believe that, as a general matter, our policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and personal injury and that our handling, manufacture, use and disposal of hazardous substances are in accordance with environmental and safety laws and regulations. However, if we are found to be in violation of these laws and regulations, we may be subject to substantial fines, criminal sanctions, trade restrictions, product recalls, public exposure and be required to install costly equipment or make operational changes to achieve compliance with such laws and regulations.

In addition, changes in laws, regulations or government enforcement of policies concerning the environment, the discovery of previously unknown contamination or new technology or information related to individual contaminated sites, the establishment of stricter state or federal toxicity standards with respect to certain contaminants, or the imposition of new clean-up requirements or remedial techniques, could require us to incur additional currently unanticipated costs in the future that would have a negative effect on our business, financial condition, results of operations and cash flows.

We cannot predict with certainty the outcome of litigation matters, government proceedings and other contingencies and uncertainties.

In the ordinary course of business, we may make certain commitments, including representations, warranties and indemnities relating to current and past operations, including those related to divested businesses, and issue guarantees of third party obligations. We are subject to various lawsuits, investigations and disputes arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employee benefit plans, intellectual property, and environmental, health and safety matters. Our potential liabilities are subject to change over time due to new developments, changes in settlement strategy or the impact of evidentiary requirements, and we may become subject to or be required to pay damage awards or settlements that could have an adverse effect on our business, financial condition, results of operations and cash flows. If we were required to make payments, such payments could be significant and could exceed the amounts we have accrued with respect thereto, adversely affecting our business, financial condition, results of operations and cash flows. While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover the total amount of all insured claims and liabilities and we may have to satisfy insurance retentions. The incurrence of significant liabilities for which there is no or insufficient insurance coverage could adversely affect our liquidity and financial condition, results of operations and cash flows.

Our effective tax rate will be affected by factors including changes in tax rules, and in the interpretation and application of those rules, in the countries in which we operate.

Our future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in tax laws, regulations and judicial rulings (or changes in the interpretation thereof), changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, changes in the amount of earnings permanently reinvested offshore, the results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures and various other governmental enforcement initiatives. Our tax expense includes estimates of tax reserves and reflects other estimates and assumptions, including assessments of our future earnings which could

RESIDEO TECHNOLOGIES, INC.

impact the valuation of our deferred tax assets. Changes in tax laws or regulations, including multi-jurisdictional changes enacted in response to the guidelines provided by the Organization for Economic Co-operation and Development (“OECD”) to address base erosion and profit shifting, and the interpretation and application of comprehensive U.S. tax reform legislation enacted in December of 2017, commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”), will increase tax uncertainty and may adversely impact our provision for income taxes. As noted under “—Risks Relating to Our Business—We are subject to risks associated with the Honeywell Reimbursement Agreement, pursuant to which we will be required to make substantial cash payments to Honeywell, measured by reference to estimates by Honeywell of certain of its liabilities.”

U.S. federal income tax reform could adversely affect us.

The TCJA made fundamental changes to the U.S. taxation of multinational corporations. Significant changes include the provision of an exemption for certain active foreign earnings (subject to a cap determined by reference to a specified return on tangible assets), a minimum tax on foreign earnings in excess of the cap, expansion of the current anti-deferral rules, and new measures to deter base erosion. The TCJA also introduced a reduction in the corporate tax rate to 21%, repeal of the corporate alternative minimum tax, expensing of certain capital investment, and limitation of the deduction for interest expense. Although the TCJA was generally effective January 1, 2018, U.S. GAAP required recognition of the tax effects of new legislation during the reporting period that includes the enactment date, which was December 22, 2017. The impact on the year ended December 31, 2018 was, and the impact on future years may be, material to our financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for the Years Ended December 31, 2018, 2017 and 2016—Tax Expense.” We continue to examine the impact this tax reform legislation may have on our business.

We may be required to make significant cash contributions to our defined benefit pension plans.

We sponsored defined benefit pension plans under which certain eligible Company employees will earn pension benefits following the Spin-Off as if they remained employed by Honeywell. We have plans in several countries including the U.S. The Federal Pension Protection Act of 2006, which is generally applicable to U.S. defined benefit pension plans, generally requires that defined benefit pension plans maintain certain capitalization levels. Changes in discount rates and actual asset returns different than our anticipated asset returns can result in significant non-cash actuarial gains or losses. With regard to cash pension contributions, funding requirements for our pension plans are largely dependent upon interest rates, actual investment returns on pension assets and the impact of legislative or regulatory changes related to pension funding obligations. Our pension contributions may be material and could adversely impact our financial condition, cash flow and results of operations. We plan to make pension contributions during 2019 and in future periods sufficient to satisfy funding requirements.

Risks Related to the Spin-Off

Completion of the Spin-Off was conditioned on Honeywell’s receipt of separate written opinions from Cleary Gottlieb Steen & Hamilton LLP and KPMG LLP to the effect that the Spin-Off should qualify for non-recognition of gain and loss under Section 355 and related provisions of the Code.

The opinions do not address any U.S. state or local or foreign tax consequences of the Spin-Off. The opinions assume that the Spin-Off was completed according to the terms of the Separation and Distribution Agreement and rely on the facts as stated in the Separation and Distribution Agreement, the Tax Matters Agreement, the other ancillary agreements, the Information Statement filed as Exhibit 99.1 to the Form 10 and a number of other documents. In addition, the opinions are based on certain representations as to factual matters from, and certain covenants by, Honeywell and us. The opinions cannot be relied on if any of the assumptions, representations or covenants are incorrect, incomplete or inaccurate or are violated in any material respect.

The opinions are not binding on the Internal Revenue Service (the “IRS”) or the courts, and there can be no assurance that the IRS or a court will not take a contrary position. If the conclusions expressed in the opinions are challenged by the IRS, and if the IRS prevails in such challenge, the tax consequences of the Spin-Off could be materially less favorable. Honeywell did not as part of the Spin-Off request a ruling from the IRS regarding the U.S. federal income tax consequences of the Spin-Off.

RESIDEO TECHNOLOGIES, INC.

If the Distribution were determined not to qualify for nonrecognition of gain or loss under Section 355 and related provisions of the Code, then a U.S. Holder who received our common stock in the Spin-Off generally would be treated as receiving a distribution in an amount equal to the fair market value of our common stock received. The distribution would be treated as: (1) a taxable dividend to the extent of the holder’s pro rata share of Honeywell’s current or accumulated earnings and profits; (2) a reduction in the holder’s basis (but not below zero) in Honeywell common stock to the extent the amount received exceeds the holder’s share of Honeywell’s earnings and profits; and (3) taxable gain from the exchange of Honeywell common stock to the extent the amount received exceeds the sum of the holder’s share of Honeywell’s earnings and profits and its basis in its Honeywell common stock. See below and the section titled “The Spin-Off—Material U.S. Federal Income Tax Consequences of the Spin-Off” in the Form 10 for more information.

We agreed in the Tax Matters Agreement not to take actions that could affect Honeywell’s tax treatment. The need to comply with these provisions of the Tax Matters Agreement could reduce our strategic and operating flexibility. If we fail to comply with them, or breach representations or covenants made in the Tax Matters Agreement or in connection with the receipt of the tax opinion, we could incur material indemnification obligations to Honeywell, which could adversely affect our business, financial condition, results of operations and cash flows.

If one or more persons acquire a 50% or greater interest (measured by vote or value) in the stock of Honeywell or Resideo, directly or indirectly (including through acquisitions of stock after the completion of the Transactions), as part of a plan or series of related transactions that includes the Spin-Off, then the Spin-Off would be taxable to Honeywell, but not to Honeywell stockholders. Current law generally creates a presumption that any direct or indirect acquisition of stock of Honeywell or Resideo within two years before or after the Spin-Off is part of a plan that includes the Spin-Off, although the parties may be able to rebut that presumption in certain circumstances. The process for determining whether an acquisition is part of a plan under these rules is complex, inherently factual in nature, and subject to a comprehensive analysis of the facts and circumstances of the particular case. We have entered into covenants not to engage in specified transactions for two years after the Spin-Off without Honeywell’s prior consent (which Honeywell may grant or withhold in its sole discretion), and have agreed to indemnify Honeywell for any costs that it may incur as a result of our failure to comply with those covenants. These obligations may limit our ability to pursue strategic transactions or engage in new business or other transactions, such as a share repurchase program, that may maximize the value of our business, and may discourage or delay a strategic transaction that our shareholders may consider favorable, including limiting our ability to use our equity to raise capital or fund acquisitions. Any payments required under these obligations could be significant and could materially adversely affect our business, financial condition, results of operations and cash flows. See the section titled “Certain Relationships and Related Party Transactions—Agreements with Honeywell—Tax Matters Agreement” in the Form 10 for more information.

We are subject to numerous restrictions to preserve the non-recognition treatment of the Spin-Off, which may reduce our strategic and operating flexibility.

We are subject to covenants in the Tax Matters Agreement and indemnification obligations that address compliance with Section 355 of the Code and are intended to preserve the tax-free nature of the Spin-Off. These covenants include certain restrictions on our activity for a period of two years following the Spin-Off, unless Honeywell gives its consent for us to take a restricted action, which Honeywell is permitted to grant or withhold at its sole discretion. These covenants and indemnification obligations may limit our ability to pursue strategic transactions or engage in new businesses or other transactions that may maximize the value of our business, and might discourage or delay a strategic transaction that our stockholders may consider favorable. See the section titled “Certain Relationships and Related Party Transactions—Agreements with Honeywell—Tax Matters Agreement” in the Form 10 for more information.

We may be unable to achieve some or all of the benefits that we expect to achieve from the Spin-Off.

The transition to operating as an independent, publicly traded company following the Spin-Off has required significant amounts of our management’s time and effort, which may divert management’s attention from operating and growing our business. If we fail to achieve some or all of the benefits that we expect to achieve as an independent company, or do not achieve them in the time we expect, our business, financial condition, results of operations and cash flows could be adversely affected.

RESIDEO TECHNOLOGIES, INC.

We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent, publicly traded company, and we may experience increased costs after the Spin-Off.

Honeywell currently provides certain transitional corporate services under agreements with us. A description of the material terms and conditions of such agreements with Honeywell can be found in the section titled “Certain Relationships and Related Party Transactions” of our Company’s Information Statement filed as Exhibit 99.1 to the Form 10. These services do not include every service that we received from Honeywell while we were part of Honeywell, and Honeywell is only obligated to provide the transition services for limited periods described in the agreements. We rely on Honeywell to satisfy its performance and payment obligations under any transition services agreements and other agreements related to the Spin-Off, and if Honeywell does not satisfy such obligations, we could incur operational difficulties or losses.

Our ability to position and market ourselves as a provider of connected home technology could be adversely affected by our loss of access to Honeywell’s development platforms. If we fail to obtain the quality of services necessary to operate effectively or incur greater costs in obtaining these services, our business, financial condition, results of operations and cash flows may be adversely affected.

As we build our information technology infrastructure and transition our data to our own systems, we could incur substantial additional costs and experience temporary business interruptions, and our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we will be subject following the Spin-Off.

Following the Spin-Off, we installed and implemented information technology infrastructure to support certain of our business functions, including payment systems, ERP systems, accounting and reporting, manufacturing process control, customer service, inventory control and distribution. Such transition must also comply with applicable personal data privacy laws. See “Risks Relating to Our Business—Risks associated with data privacy issues, including evolving laws and regulations and associated compliance efforts, could adversely affect our business, financial condition, results of operations and cash flows.” If we are unable to transition effectively, we may incur temporary interruptions in business operations. Any delay in implementing, or operational interruptions suffered while implementing, our new information technology infrastructure could disrupt our business and have an adverse effect on our business, financial condition, results of operations and cash flows.

In addition, if we are unable to replicate or transition certain systems, our ability to comply with regulatory requirements could be impaired. We are subject to reporting and other obligations under the U.S. Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Beginning with our second required Annual Report on Form 10-K, we intend to comply with Section 404 of the Sarbanes Oxley Act of 2002, as amended (the “Sarbanes Oxley Act”), which will require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing these assessments. These reporting and other obligations may place significant demands on management, administrative and operational resources, including accounting systems and resources.

The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. Under the Sarbanes Oxley Act, we are required to maintain effective disclosure controls and procedures and internal controls over financial reporting. To comply with these requirements, we may need to upgrade our systems, implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff. We expect to incur additional annual expenses for the purpose of addressing these, and other public-company reporting, requirements. If we are unable to upgrade our financial and management controls, reporting systems, information technology systems and procedures in a timely and effective fashion, our ability to comply with financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired. Any failure to achieve and maintain effective internal controls could have an adverse effect on our business, financial condition, results of operations and cash flow. See “—Risks Relating to Our Common Stock and the Securities Market.”

RESIDEO TECHNOLOGIES, INC.

We incurred new indebtedness in connection with the Spin-Off, and our leverage could adversely affect our business, financial condition and results of operations.

In connection with the Spin-Off, we incurred indebtedness in an aggregate principal amount of approximately $1,225 million in the form of senior secured term loans and senior unsecured notes, the net proceeds of which were used by the Company to (i) repay intercompany indebtedness to Honeywell or a subsidiary of Honeywell of approximately $1.2 billion, (ii) to pay fees, costs and expenses related to the senior notes offering and the senior credit facilities and (iii) for general corporate purposes. We also entered into a revolving credit facility to be used for our working capital and other cash needs in an aggregate principal amount of $350 million.

We are responsible for obtaining and maintaining sufficient working capital and other funds to satisfy our cash requirements. After the Spin-Off, our access to and cost of debt financing are different than it would have been as a part of Honeywell. Differences in access to and cost of debt financing may result in differences in the interest rate charged to us on financings, as well as the amount of indebtedness, types of financing structures and debt markets that may be available to us.

Our ability to make payments on and to refinance our indebtedness, including the debt incurred in connection with the Spin-Off, as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, as well as the risk factors set forth herein.

The terms of our indebtedness restrict our current and future operations, particularly our ability to incur debt that we may need to fund initiatives in response to changes in our business, the industries in which we operate, the economy and governmental regulations.

The terms of the indebtedness include a number of restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries and limit our ability to engage in actions that may be in our long-term best interests. These may restrict our and our subsidiaries’ ability to take some or all of the following actions:

•	incur or guarantee additional indebtedness or sell disqualified or preferred stock;
•	pay dividends on, make distributions in respect of, repurchase or redeem capital stock;
•	make investments or acquisitions;
•	sell, transfer or otherwise dispose of certain assets;
•	create liens;
•	enter into sale/leaseback transactions;
•	enter into agreements restricting the ability to pay dividends or make other intercompany transfers;
•	consolidate, merge, sell or otherwise dispose of all or substantially all of our or our subsidiaries’ assets;
•	enter into transactions with affiliates;
•	prepay, repurchase or redeem certain kinds of indebtedness;
•	issue or sell stock of our subsidiaries; and/or
•	significantly change the nature of our business.

On October 25, 2018, we entered into a Credit Agreement, which provides for (i) a seven-year senior secured first-lien term B loan facility in an aggregate principal amount of $475 million (the “Term B Facility”); (ii) a five-year senior secured first-lien term A loan facility in an aggregate principal amount of $350 million (the “Term A Facility” and, together with the Term B Facility, the “Term Loan Facilities”); and (iii) a five-year senior secured first-lien revolving credit facility in an aggregate principal amount of $350 million (the “Revolving Credit Facility” and, together with the Term Loan Facilities, the “Senior Credit Facilities”). The Senior Credit Facilities currently use LIBOR as a benchmark for establishing the interest rate. LIBOR is the subject of recent proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments with respect to LIBOR cannot be entirely predicted but could result in an increase in the cost of our variable rate debt, which could adversely affect our financial condition and results of operations.

RESIDEO TECHNOLOGIES, INC.

Furthermore, the lenders of this indebtedness may require that we pledge our assets as collateral as security for our repayment obligations or that we abide by certain financial or operational covenants. Our ability to comply with such covenants and restrictions may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. A breach of any of these covenants, if applicable, could result in an event of default under the terms of this indebtedness. If an event of default occurred, the lenders would have the right to accelerate the repayment of such debt, and the event of default or acceleration could result in the acceleration of the repayment of any other debt to which a cross-default or cross-acceleration provision applies. We might not have, or be able to obtain, sufficient funds to make these accelerated payments, and lenders could then proceed against any collateral. Any subsequent replacement of the agreements governing such indebtedness or any new indebtedness could have similar or greater restrictions. The occurrence and ramifications of an event of default could adversely affect our business, financial condition, results of operations and cash flows. Moreover, as a result of all of these restrictions, we may be limited in how we conduct our business and pursue our strategy, unable to raise additional debt financing to operate during general economic or business downturns or unable to compete effectively or to take advantage of new business opportunities.

The commercial and credit environment may adversely affect our access to capital.

Our ability to issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our products or in the solvency of our customers or suppliers or if there are other significantly unfavorable changes in economic conditions. Volatility in the world financial markets could increase borrowing costs or affect our ability to access the capital markets. These conditions may adversely affect our ability to obtain targeted credit ratings.

Our customers, prospective customers, suppliers or other companies with whom we conduct business may need assurances that our financial stability on a stand-alone basis is sufficient to satisfy their requirements for doing or continuing to do business with them.

Some of our customers, prospective customers, suppliers or other companies with whom we conduct business may need assurances that our financial stability on a stand-alone basis is sufficient to satisfy their requirements for doing or continuing to do business with them. Any failure of parties to be satisfied with our financial stability could have an adverse effect on our business, financial condition, results of operations and cash flows.

We may have potential business conflicts of interest with Honeywell with respect to our past and ongoing relationships.

Conflicts of interest may arise with Honeywell in a number of areas relating to our past and ongoing relationships, including:

•	labor, tax, employee benefit, indemnification and other matters arising from our separation from Honeywell;
•	intellectual property matters;
•	employee recruiting and retention; and
•	business combinations involving our Company.

We may not be able to resolve any potential conflicts, and, even if we do so, the resolution may be less favorable to us than if we were dealing with an unaffiliated party

Certain of our directors and employees may have actual or potential conflicts of interest because of their financial interests in Honeywell.

Because of their former positions with Honeywell, certain of our executive officers and directors, including the chairman of the Board, own equity interests in Honeywell. Continuing ownership of Honeywell shares and equity awards could create, or appear to create, potential conflicts of interest if our Company and Honeywell face decisions that could have implications for both our Company and Honeywell.

RESIDEO TECHNOLOGIES, INC.

Risks Relating to Our Common Stock and the Securities Market

No market for our common stock existed prior to the Spin-Off and, as a result, our stock price may fluctuate significantly.

There was no public market for our common stock prior to the Spin-Off. Following the Spin-Off, the market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our results of operations due to factors related to our business;
•	success or failure of our business strategies;
•	competition and industry capacity;
•	changes in interest rates and other factors that affect earnings and cash flow;
•	our level of indebtedness, our ability to make payments on or service our indebtedness and our ability to obtain financing as needed;
•	our indemnification obligations to Honeywell;
•	our ability to retain and recruit qualified personnel;
•	our quarterly or annual earnings, or those of other companies in our industry;
•	announcements by us or our competitors of significant acquisitions or dispositions;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	the failure of securities analysts to cover, or positively cover, our common stock after the Spin-Off;
•	changes in earnings estimates by securities analysts or our ability to meet those estimates;
•	the operating and stock price performance of other comparable companies;
•	investor perception of our Company and our industry;
•	overall market fluctuations unrelated to our operating performance;
•	results from any material litigation or government investigation;
•	changes in laws and regulations (including tax laws and regulations) affecting our business;
•	changes in capital gains taxes and taxes on dividends affecting stockholders; and
•	general economic conditions and other external factors.

Our stock could sustain periods of low trading volume, which would amplify the effect of the above factors on our stock’s price volatility.

Should the market price of our shares drop significantly, stockholders may institute securities class action lawsuits against us. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.

Our ability to pay cash dividends to our stockholders is subject to the discretion of our Board and may be limited by the terms of our indebtedness and the Honeywell Reimbursement Agreement; there is no guarantee we will initiate dividends, or that once initiated, that we will continue paying dividends.

We have never declared or paid any cash dividends on our common stock and we currently do not intend to pay cash dividends. We currently expect to retain any future earnings to fund the operation and expansion of our business and payback debt obligations. The Board’s decision regarding any future payment of dividends will depend on the consideration of many factors, including our financial condition, earnings, sufficiency of distributable reserves, opportunities to retain future earnings for use in the operation of our business and to fund future growth, capital requirements, debt service obligations, obligations under the Honeywell Reimbursement Agreement, legal requirements, regulatory constraints and other factors that the Board deems relevant. Additionally, the terms of the indebtedness we incurred in connection with the Spin-Off, obligations under the Honeywell Reimbursement Agreement and other amounts owed to Honeywell under the Transition Services, Tax Matters, Employee Matters, Trademark License and Patent Cross-License Agreements, will limit our ability to pay cash dividends.

RESIDEO TECHNOLOGIES, INC.

Stockholder’s percentage ownership in our Company may be diluted in the future.

A stockholder’s percentage ownership our Company may be diluted in the future because of common stock-based equity awards that we have granted and expect to grant in the future to our directors, officers and other employees. Prior to completion of the Spin-Off, we approved the 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates, as may be amended from time to time (the “Stock Incentive Plan”) for the benefit of certain of our current and future employees and other service providers, as well as an equity plan for our non-employee directors. In addition, we may issue equity as all or part of the consideration paid for acquisitions and strategic investments that we may make in the future or as necessary to finance our ongoing operations.

In addition, our Amended and Restated Certificate of Incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock with respect to dividends and distributions, as our Board may generally determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant the holders of preferred stock the right to elect some number of the members of our Board in all events or upon the happening of specified events, or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences that we could assign to holders of preferred stock could affect the residual value of our common stock. See the section titled “Description of Our Capital Stock” in the Form 10 for more information.

From time-to-time, we may opportunistically evaluate and pursue acquisition opportunities, including acquisitions for which the consideration thereof may consist partially or entirely of newly-issued shares of our common stock and, therefore, such transactions, if consummated, would dilute the voting power and/or reduce the value of our common stock. We issued debt securities in connection with the Spin-Off that are be convertible into equity securities of our Company and therefore do not have a dilutive effect on our common stockholders’ percentage ownership in Resideo.

Certain provisions in our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and Delaware law may discourage takeovers.

Several provisions of our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws and Delaware law may discourage, delay or prevent a merger or acquisition. These include, among others, provisions that:

•	provide for staggered terms for directors on our board for a period following the Spin-Off;
•

do not permit our stockholders to act by written consent and require that stockholder action must take place at an annual or special meeting of our stockholders, in each case except as such rights may otherwise be provided to holders of preferred stock;

•	establish advance notice requirements for stockholder nominations and proposals;
•	limit the persons who may call special meetings of stockholders; and
•	limit our ability to enter into business combination transactions.

These and other provisions of our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws and Delaware law may discourage, delay or prevent certain types of transactions involving an actual or a threatened acquisition or change in control of our Company, including unsolicited takeover attempts, even though the transaction may offer our stockholders the opportunity to sell their shares of our common stock at a price above the prevailing market price. See the section titled “Description of Our Capital Stock” in the Form 10 for more information.

RESIDEO TECHNOLOGIES, INC.

Our Amended and Restated Certificate of Incorporation designates the courts of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our Amended and Restated Certificate of Incorporation provides that, in all cases to the fullest extent permitted by law, unless we consent in writing to the selection of an alternative forum, the Court of Chancery located within the State of Delaware will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of us, any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee or stockholder of our Company to the Company or our Company’s stockholders, any action asserting a claim arising pursuant to the Delaware General Corporate Law (“DGCL”) or as to which the DGCL confers jurisdiction on the Court of Chancery located in the State of Delaware or any action asserting a claim governed by the internal affairs doctrine or any other action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL. However, if the Court of Chancery within the State of Delaware does not have jurisdiction, the action may be brought in any other state or federal court located within the State of Delaware. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock will be deemed to have notice of and to have consented to these provisions. This provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our Amended and Restated Certificate of Incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired and investors’ views of us could be harmed.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. During 2019, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, with auditor attestation of the effectiveness of our internal controls, beginning with our second required annual report on Form 10-K. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of shares of common stock could decline and we could be subject to sanctions or investigations by the U.S. Securities and Exchange Commission (the “SEC”) or other regulatory authorities, which would require additional financial and management resources.

Our ability to successfully implement our business plan and comply with Section 404 requires us to be able to prepare timely and accurate financial statements. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer, and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our auditors as required under Section 404 of the Sarbanes-Oxley Act. Moreover, we cannot be certain that these measures would ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Even if we were to conclude, and our auditors were to concur, that our internal control over financial reporting provided reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, because of its inherent limitations, internal control over financial reporting might not prevent or detect fraud or misstatements. This, in turn, could have an adverse impact on trading prices for our shares of common stock, and could adversely affect our ability to access the capital markets. See “—Risks Relating to the Spin-Off—As we build our information technology infrastructure and transition our data to our own systems, we could incur substantial additional costs and experience temporary business interruptions, and our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we are subject following the Spin-Off.”

Item 1B.	Unresolved Staff Comments.

None.

RESIDEO TECHNOLOGIES, INC.

Item 2.	Properties

Our corporate headquarters currently is located in Golden Valley, Minnesota.

We own or lease 17 manufacturing sites, 37 other sites, including offices, engineering and lab sites, 201 stocking locations and three warehouses. The following table shows the regional distribution of these sites:

	Americas	Asia Pacific	EMEA	India
Sites	136	6	98	18

We also lease or sub-lease one manufacturing site, ten other sites, including offices, engineering, and lab sites and two warehouses from Honeywell. We contract with fifteen warehouses that are owned and operated by third parties. In addition, Honeywell leases or subleases four manufacturing sites and three other sites, including offices and engineering sites, from us. Honeywell is expected to use certain limited space in certain of our facilities under one or more services agreements.

For information on the lease by our ADI business of an administrative office building in Melville, New York, see “Certain Relationships and Related Party Transactions—Agreements with Honeywell—Other Arrangements.”

We believe our properties are adequate and suitable for our business as presently conducted and are adequately maintained.

Item 3.	Legal Proceedings

We are subject to various lawsuits, investigations and disputes arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employee benefit plans, intellectual property, and environmental, health and safety matters. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of adverse judgments of outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. We do not currently believe that such matters are material to our results of operations.

Additionally, in connection with our entry into the Honeywell Reimbursement Agreement, we will be required to make payments to Honeywell in amounts equal to 90% of payments, which include amounts billed, with respect to certain environmental claims, remediation and, to the extent arising after the Spin-Off, hazardous exposure or toxic tort claims, in each case including consequential damages in respect of specified properties contaminated through historical business operations, including the legal and other costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales. See Note 21. Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements.

Item 4.	Mine Safety Disclosure

Not applicable.

RESIDEO TECHNOLOGIES, INC.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “REZI”. On December 31, 2018, there were 41,859 holders of record of our common stock and the closing price of our common stock on the New York Stock Exchange was $20.55 per share. As of December 31, 2018, 122,498,794 shares of our Common Stock and 0 shares of our preferred stock were outstanding.

As described in Item 1, on October 29, 2018, Honeywell completed the separation of Resideo Technologies Inc. Following the Spin-Off, our authorized capital stock consisted of 700,000,000 shares of common stock, par value $0.001 per share, and 100,000,000 shares of preferred stock, par value $0.001 per share. The Spin-Off is further described in Note 1 to the Consolidated and Combined Financial Statements included in Item 8 of this Form 10-K.

Prior to the Spin-Off, our Board adopted, and Honeywell, as our sole stockholder, approved, the 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates (the “Stock Incentive Plan”), as may be amended from time to time. On or about December 21, 2018, our Board adopted the Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates. The Stock Incentive Plan provides for the grant of Stock Options, Stock Appreciation Rights, Restricted Stock Units, Restricted Stock, Other Stock-Based Awards and Cash-Based Awards. The maximum aggregate number of shares of our common stock that may be issued under the restricted stock units granted under the Stock Incentive Plan is 15,000,000. The Stock Incentive Plan is further described in Note 20. Stock-Based Compensation Plans to the Consolidated and Combined Financial Statements included in Item 8 of this Form 10-K.

Dividend

We have never declared or paid any cash dividends on our common stock and we currently do not intend to pay cash dividends. We currently expect to retain any future earnings to fund the operation and expansion of our business and payback debt obligations. The Board’s decision regarding any future payment of dividends will depend on the consideration of many factors, including our financial condition, earnings, sufficiency of distributable reserves, opportunities to retain future earnings for use in the operation of our business and to fund future growth, capital requirements, debt service obligations, obligations under the Honeywell Reimbursement Agreement, legal requirements, regulatory constraints and other factors that the Board deems relevant. Additionally, the terms of the indebtedness we incurred in connection with the Spin-Off, obligations under the Honeywell Reimbursement Agreement and other amounts owed to Honeywell under the Transition Services, Tax Matters, Employee Matters, Trademark License and Patent Cross-License Agreements, will limit our ability to pay cash dividends.

Item 6.	Selected Financial Data

Selected Historical Consolidated and Combined Financial Data

The following tables present certain selected historical consolidated and combined financial information as of and for each of the years in the five-year period ended December 31, 2018. The selected historical consolidated and combined financial data as of December 31, 2018 and 2017, and for each of the years in the three year period ended December 31, 2018 are derived from our historical audited Consolidated and Combined Financial Statements included elsewhere in this Annual Report. The selected historical combined financial data as of December 31, 2016 and for the year then ended are derived from our historical audited Combined Financial Statements not included in this Annual Report. The selected historical combined financial data as of and for the years ended December 31, 2015 and 2014, are derived from our historical unaudited combined financial statements not included in this Annual Report.

RESIDEO TECHNOLOGIES, INC.

The selected historical consolidated and combined financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical Consolidated and Combined Financial Statements and the accompanying Notes thereto included elsewhere in this Annual Report. For each of the periods presented, our business was wholly owned by Honeywell through October 29, 2018. The financial information included herein may not necessarily reflect our financial position, results of operations and cash flows in the future or what our financial position, results of operations and cash flows would have been had we been an independent, publicly-traded company during the periods presented. In addition, for periods prior to our Spin-Off, our historical consolidated and combined financial information does not reflect changes that we expect to experience in the future as a result of our separation from Honeywell, including changes in the financing, operations, cost structure and personnel needs of our business. Further, the historical consolidated and combined financial information includes allocations of certain Honeywell corporate expenses, as described in “Note 5–Related Party Transactions with Honeywell” to the historical Consolidated and Combined Financial Statements. We believe the assumptions and methodologies underlying the allocation of these expenses are reasonable. However, such expenses may not be indicative of the actual level of expenses that we would have incurred if we had operated as an independent, publicly-traded company or of the costs expected to be incurred in the future.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in millions except share and per share data)
Selected Statement of Operations Information:
Net Revenue	$4,827	$4,519	$4,455	$4,154	$4,125
Net Income (Loss) (1)	405	(394)	177	147	112
Selected Balance Sheet Information at Year-End:
Total assets	$4,972	$4,473	$4,294	$4,096	$3,922
Long-term obligations	1,950	723	338	335	347
Total liabilities	3,439	1,870	1,420	1,377	1,432
Total equity	1,533	2,603	2,874	2,719	2,490
Earnings (Loss) Per Common Share
Basic:	$3.31	$(3.22)	$1.44	$1.20	$0.91
Diluted:	3.30	(3.22)	1.44	1.20	0.91
Weighted Average Common Shares (2) (in thousands)
Basic:	122,499	122,499	122,499	122,499	122,499
Diluted:	122,624	122,499	122,499	122,499	122,499

1)

Net Income (loss) attributable to Resideo and Earnings (Loss) Per Common Share for 2018 and 2017 were impacted by U.S. Tax Reform; see Note 9 Income Taxes of Notes to Consolidated Financial Statements for further details.

2)

On October 29, 2018, the date of consummation of the Spin-Off, 122,498,794 shares of our Common Stock were distributed to Honeywell stockholders of record as of October 16, 2016. Basic and Diluted Earnings (Loss) Per Share for all periods prior to the Spin-Off reflect the number of distributed shares, or 122,498,794 shares. For the 2018 year to date calculations, these shares are treated as issued and outstanding from January 1, 2014 for purposes of calculating historical basic earnings per share. No dividends have been paid from October 29, 2018 through December 31, 2018.

RESIDEO TECHNOLOGIES, INC.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions, except per share amounts)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help you understand the results of operations and financial condition of Resideo Technologies, Inc. and its consolidated subsidiaries (“Resideo” or “the Company”, “we”, “us” or “our”) for the three years ended December 31, 2018 and should be read in conjunction with the Consolidated and Combined Financial Statements and the notes thereto contained elsewhere in this Form 10-K.

Overview and Business Trends

We are a leading global provider of critical comfort, residential and thermal solutions and security solutions primarily in residential environments. Our products consist of solutions in Comfort, Residential Thermal Solutions and Security categories and include temperature and humidity control, thermal, water and air solutions and remote patient monitoring software solutions as well as security panels, sensors, peripherals, wire and cable, communications devices, video cameras, awareness solutions, cloud infrastructure, installation and maintenance tools and related software. Our ADI Global Distribution business is the leading wholesale distributor of security and low voltage electronic products which include video surveillance, intrusion, access control, fire and life safety, wire, networking and professional audio visual systems. We manage our business operations through two segments, Products and Solutions and Global Distribution. The Products and Solutions segment offerings include our Comfort, Residential Thermal Solutions and Security products, which, consistent with our industry, has a higher gross and operating margin profile in comparison to the Global Distribution segment.

Our financial performance over the last three years has been supported by several macro trends. Steady growth in residential and non-residential construction and growth in renovation and remodeling in the United States has had a positive impact on the growth of our Products and Solutions and Global Distribution businesses. The financial performance of our Products and Solutions business has further benefited from increasing penetration of wireless connectivity and the proliferation of connected devices. The financial performance of our Global Distribution business has been further aided by increasing contractor needs for training and technical expertise, and increasing demand for same day order fulfilment.

Recent Developments

Separation from Honeywell

The Company was incorporated in Delaware on April 24, 2018. We separated from Honeywell International Inc. (“Honeywell”) on October 29, 2018 (the “Distribution Date”), becoming an independent publicly traded company as a result of a pro rata distribution of our common stock to shareholders of Honeywell (the “Spin-Off”). On October 29, 2018, Honeywell’s shareholders of record as of October 16, 2018 (the “Record Date”) received one share of our common stock, par value $0.001 per share, for every six shares of Honeywell’s common stock, par value $1.00 per share, held as of the Record Date. We began trading “regular way” under the ticker symbol “REZI” on the New York Stock Exchange on October 29, 2018.

In connection with the Spin-Off, we entered into certain agreements with Honeywell, such as the Honeywell Reimbursement Agreement, the Trademark License Agreement, Tax Matters Agreement, Employee Matters Agreement, Patent Cross-License Agreement and Transition Services Agreement, which will cause us to incur new costs. See Note 21. Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements for a description of the material terms thereof.

Basis of Presentation

Our Consolidated Balance Sheet as of December 31, 2018 consists of the consolidated balances of Resideo as prepared on a stand-alone basis. Our Combined Balance Sheet as of December 31, 2017, and Consolidated and Combined Statements of Operations, Comprehensive Income (Loss), Equity, and Cash Flows for the years ended December 31, 2018, 2017 and 2016, have been prepared on a “carve-out” basis for the periods and dates prior to the Spin-Off and include stand-alone results for the period subsequent to the date of Spin-Off. Prior to the separation,

RESIDEO TECHNOLOGIES, INC.

these Consolidated and Combined Financial Statements were derived from the consolidated financial statements and accounting records of Honeywell. These Consolidated and Combined Financial Statements reflect our consolidated historical financial position, results of operations and cash flows as the business was historically managed in conformity with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”). The historical combined financial information prior to the Spin-Off may not be indicative of our future performance and does not necessarily reflect what our consolidated and combined results of operations, financial condition and cash flows would have been had we operated as a separate, publicly traded company during the periods presented, particularly because of changes that we have experienced and may continue to experience as a result of our separation from Honeywell, including changes in the financing, cash management, operations, cost structure and personnel needs of our Company.

The Combined Financial Statements prior to the Spin-Off include certain assets and liabilities that were held at the Honeywell corporate level but were specifically identifiable or otherwise attributable to us. Additionally, Honeywell historically provided certain services, such as legal, accounting, information technology, human resources and other infrastructure support, on behalf of us. The cost of these services were allocated to us on the basis of the proportion of net revenue. Actual costs that would have been incurred if we had been a stand-alone company for the entire period being presented would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. Both we and Honeywell consider the basis on which the expenses were allocated during the period before the Spin-Off to be a reasonable reflection of the utilization of services provided to or the benefits received by us during the periods presented.

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

Our environmental expenses prior to Spin-Off and our Honeywell reimbursement expenses are reported within Other expense, net in our Consolidated and Combined Statements of Operations, which reflect an estimated liability for resolution of pending and future environmental-related liabilities. Prior to the Spin-Off, this estimated liability was calculated as if we were responsible for 100% of the environmental-liability payments associated with certain sites. See Environmental Matters and Honeywell Reimbursement Agreement in Note 21. Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements for additional information. In connection with our’s separation from Honeywell, we became a party to the Honeywell Reimbursement Agreement, which was entered into on October 14, 2018, pursuant to which we agreed to indemnify Honeywell in amounts equal to 90% of payments which include amounts billed with respect to certain environmental claims, remediation and, to the extent arising after the Spin-Off, hazardous exposure or toxic tort claims, in each case including consequential damages (the “liabilities”), in respect of specified properties contaminated through historical business operations, including the legal and other costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales. Pursuant to the Honeywell Reimbursement Agreement, we are responsible for paying to Honeywell such amounts, up to a cap of $140 million in respect of liabilities arising in any given calendar year (exclusive of any late payment fees up to 5% per annum). See “Certain Relationships and Related Party Transactions-Agreements with Honeywell-Honeywell Reimbursement Agreement”.

Components of Operating Results

Our fiscal year ends on December 31. The key elements of our operating results include:

RESIDEO TECHNOLOGIES, INC.

Net Revenue

We globally manage our business operations through two reportable segments, Products and Solutions and Global Distribution:

Products and Solutions. We generate the majority of our Product net revenue primarily from residential end-markets. Our Products and Solutions segment includes traditional products, as well as connected products, which we define as any device with the capability to be monitored or controlled from a remote location by an end-user or service provider. Our products are sold through a network of distributors (e.g. HVAC, Plumbing, Security, Electrical), OEMs, and service providers such as HVAC contractors, Security dealers and Plumbers including our ADI business. We also sell some products via retail and online channels.

Global Distribution. We generate revenue through the distribution of security and low voltage fire protection products that are delivered through a comprehensive network of professional contractors, distributors and original equipment manufacturers (“OEMs”), as well as major retailers and online merchants. In addition to our own Security products, ADI distributes products from industry-leading manufacturers including Assa Abloy, Axis Communications, Honeywell and Nortek Security & Control, and ADI also carries a line of private label products. We sell these products to contractors that service non-residential and residential end-users. 14% of ADI’s net revenue is supplied by our Products and Solutions Segment. Management estimates that in 2018 approximately two-thirds of ADI’s net revenue were attributed to non-residential end markets and one-third to residential end markets.

Cost of Goods Sold

Products and Solutions: Cost of goods sold includes costs associated with raw materials, assembly, shipping and handling of those products; costs of personnel-related expenses, including pension benefits, and equipment associated with manufacturing support, logistics and quality assurance; costs of certain intangible assets; and costs of research and development. Research and development expense consists primarily of development of new products and product applications.

Global Distribution: Cost of goods sold consists primarily of inventory-related costs and includes labor and personnel-related expenses.

Selling, General, and Administrative Expense

Selling, general and administrative expense includes trademark royalty expenses, sales incentives and commissions, professional fees, legal fees, promotional and advertising expenses, and personnel-related expenses, including stock based compensation and pension benefits. In addition, prior to the Spin-Off our selling general and administrative expense included an allocated portion of general corporate expenses.

Other Expense, Net

Other expense, net consists primarily of Honeywell reimbursement expenses for certain environmental claims related to approximately 230 sites or groups of sites that are undergoing environmental remediation under U.S. federal or state law and agency oversight for contamination associated with Honeywell legacy business operations. Prior to the Spin-Off other expenses also included the environmental expenses related to these same sites. For further information see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Honeywell Reimbursement Agreement” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters”.

Interest Expense

Interest expense consists of interest on our short and long-term obligations, including our senior notes and term credit facility. Interest expense on our obligations includes contractual interest, amortization of the debt discount and amortization of debt issuance costs.

RESIDEO TECHNOLOGIES, INC.

Tax Expense

Provision for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for non-deductible expenses, research and development tax credits and other permanent differences.

Results of Operations

The following table sets forth our selected consolidated statements of operations for the periods presented:

Consolidated Statements of Operations

	Years Ended December 31,
	2018	2017	2016
	(Dollars in millions except share and per share data)
Net revenue	$4,827	$4,519	$4,455
Cost of goods sold	3,461	3,203	3,090
Gross Profit	1,366	1,316	1,365
Selling, general and administrative expenses	873	871	870
Other expense, net	369	279	185
Interest expense	20	-	-
	1,262	1,150	1,055
Income before taxes	104	166	310
Tax expense (benefit)	(301)	560	133
Net income (loss)	$405	$(394)	$177
Weighted Average Number of Common Shares Outstanding
Basic (in thousands)	122,499	122,499	122,499
Diluted (in thousands)	122,624	122,499	122,499
Earnings (Loss) Per Share
Basic net income (loss) per share	$3.31	$(3.22)	$1.44
Diluted net income (loss) per share	$3.30	$(3.22)	$1.44

Results of Operations for the Years Ended December 31, 2018, 2017 and 2016

Net Revenue

	2018	2017	2016
	(Dollars in millions)
Net revenue	$4,827	$4,519	$4,455
% change compared with prior period	7%	1%

The change in net revenue compared to prior year period is attributable to the following:

	2018	2017
Volume	4%	1%
Price	2%	0%
Acquisitions	0%	0%
Foreign currency translation	1%	0%
% change compared with prior period	7%	1%

A discussion of net revenue by segment can be found in the Review of Business Segments section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESIDEO TECHNOLOGIES, INC.

Cost of Goods Sold

	Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Cost of goods sold	$3,461	$3,203	$3,090
% change compared with prior period	8%	4%
Gross profit percentage	28%	29%	31%

2018 compared with 2017

Cost of goods sold for 2018 was $3,461 million, an increase of $258 million, or 8%, from $3,203 million in 2017.

This increase was primarily driven by $145 million in higher revenue in both the Global Distribution and Products and Solutions segments, $44 million of material and labor inflation, net of productivity and $43 million of foreign currency translation.

The decrease in gross profit percentage was primarily driven by the impact of net direct material and labor inflation (approximately 20bps impact) partially offset by higher sales prices (approximately 100bps impact).

2017 compared with 2016

Cost of goods sold for 2017 was $3,203 million, an increase of $113 million, or 4%, from $3,090 million in 2016.

This increase was primarily driven by $92 million in higher direct material costs in the Global Distribution Segment (driven by higher sales of $122 million) and approximately $25 million of investments in research and development, primarily in the connected homes product offerings.

The decrease in gross profit percentage was primarily driven by the impact of unfavorable mix between products and distribution (approximately 130bps impact) and investments in research and development (approximately 50bps impact), partially offset by higher sales prices (approximately 20bps impact).

Selling, General and Administrative Expense

	Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Selling, general and administrative expense	$873	$871	$870
% of revenue	18%	19%	20%

2018 compared with 2017

Selling, general and administrative expense for 2018 was $873 million, essentially flat from $871 million in 2017, with the impact of foreign currency, higher corporate allocations, labor cost inflation and investment being offset by savings attributed to restructuring actions and lower selling costs.

2017 compared with 2016

Selling, general and administrative expense for 2017 was $871 million, essentially flat from $870 million in 2016, with the impact of higher corporate allocations, labor cost inflation and investment being offset by savings attributed to restructuring actions and lower selling costs.

RESIDEO TECHNOLOGIES, INC.

Other Expense, Net

	Years Ended December 31,
	2018	2017	2016
Other expense, net	$369	$279	$185

2018 compared with 2017

Other expense, net for 2018, was $369 million, an increase of $90 million from $279 million in 2017. This increase mainly relates to the cost of certain environmental remedial actions agreed to with the regulators. Following the Spin-Off, these environmental expenses are now subject to the Honeywell Reimbursement Agreement where cash payments are capped at $140 million per year.

2017 compared with 2016

Other expense, net for 2017, was $279 million, an increase of $94 million from $185 million in 2016. This increase mainly relates to the cost of certain environmental remedial actions agreed to by the regulators.

Tax Expense (Benefit)

	Years Ended December 31,
	2018	2017	2016
Tax expense (benefit)	$(301)	$560	$133
Effective tax rate	(289%)	337%	43%

2018 compared with 2017

The effective tax rate decreased in 2018 compared to 2017. The decrease was primarily due to tax benefits attributable to the internal restructuring of our business in advance of its anticipated spin-off, adjustments to the provisional tax amount related to U.S. Tax Reform, adjustments to income tax reserves, partially offset by tax expense related to Global Intangible Low Taxed Income (“GILTI”).Our non-U.S. effective tax rate was (95)%, a decrease compared to 2017. The year-over-year decrease in the non-U.S. effective tax rate was primarily driven by increased tax benefits attributable to internal restructuring of our business and a change in assertion to permanently reinvest unremitted earnings.

On December 22, 2017, the U.S. enacted H.R.1, formerly known as the TCJA, that instituted fundamental changes to the taxation of multinational corporations. The TCJA includes changes to the taxation of foreign earnings by implementing a dividend exemption system, expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. The TCJA also imposes a one-time mandatory transition tax on the historical earnings of foreign affiliates and implements a territorial-style tax system. Changes to the TCJA provisional charges were the primary driver of the decrease in the effective tax rate in 2018. Non-deductible expenses had a material impact on the current effective tax rate and management estimates non-deductible expenses will have a material impact on the future effective tax rate.

2017 compared with 2016

The effective tax rate increased in 2017 compared to 2016. The increase was primarily attributable to the provisional impact of U.S. tax reform (see “the Tax Act” further discussed below) and an increase in non-deductible expenses. Our non-U.S. effective tax rate was 128.6%, an increase compared to 2016. The year-over-year increase in the non-U.S. effective tax rate was primarily driven by our change in assertion regarding foreign unremitted earnings in connection with the Tax Act. On December 22, 2017, the U.S. enacted H.R.1, formerly known as the TCJA, that instituted fundamental changes to the taxation of multinational corporations. The TCJA includes changes to the taxation of foreign earnings by implementing a dividend exemption system, expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. The TCJA also permanently reduces the corporate tax rate from 35% to 21%, imposes a one-time mandatory transition tax on the historical earnings of foreign affiliates and implements a territorial-style tax system. The primary changes, which are

RESIDEO TECHNOLOGIES, INC.

reflected in the 2017 tax expense, resulted from provisional charges of approximately $314 million due to our change in assertion regarding foreign unremitted earnings and $156 million due to the mandatory transition tax. These charges are subject to adjustment given the provisional nature of the charges. The TCJA provisional charges were the primary driver of the increase in the effective tax rate in 2017.

Most of the $314 million provisional charge described above relates to non-U.S. withholding taxes that will be payable at the time of the actual cash distribution and is based on the legal entity structure that existed at December 31, 2017. Changes to the legal entity structure or changes in future management’s intent whether to permanently reinvest our foreign undistributed earnings could result in a significantly different tax liability.

Review of Business Segments

We operate two segments: Products and Solutions and Global Distribution. Management evaluates segment performance based on segment profit. Segment profit is measured as segment income (loss) before taxes excluding other expense, net (primarily environmental cost now subject to the Honeywell Reimbursement Agreement), interest expense, pension expense, environmental expense related to our owned sites and repositioning charges.

Products and Solutions

	2018	2017	% Change	2016	% Change
Total revenue	$2,474	$2,379		$2,471
Less: Intersegment revenue	305	337		371
External revenue	2,169	2,042	6%	2,100	(3)%
Cost of products and services sold	1,248	1,149		1,145
Gross profit	921	893	3%	955	(6)%
Gross margin	42%	44%		45%
Selling general and administrative and other expenses	540	540		529
Segment profit	$381	$353	8%	$426	(17)%

	2018 vs. 2017		2017 vs. 2016
Factors Contributing to Year-Over-Year Change	Revenue (%)	Segment Profit (%)	Revenue (%)	Segment Profit (%)
Constant Currency Growth (Decline)/Operational segment profit	5%	6%	(3)%	(18)%
Foreign currency translation	1%	2%	0%	1%
Total % Change	6%	8%	(3)%	(17)%

2018 compared with 2017

Products and Solutions revenue increased by 6% primarily due to an increase in external sales volume and higher prices in the Comfort and RTS product lines, and the impact of favorable currency translation.

Products and Solutions segment profit increased by 8%, moderated by the impact of higher corporate cost assessments of $18 million. Excluding this impact Products and Solutions segment profit increased 13% primarily due to volume growth, the impact of higher prices, and favorable currency translation, partially offset with inflation net of productivity and adverse product mix impact.

 2017 compared with 2016

Products and Solutions revenue decreased by 3% primarily due to a decrease in external sales volume in the Comfort product line, partially offset by the impacts of higher prices.

RESIDEO TECHNOLOGIES, INC.

Products and Solutions segment profit decreased by 17% due to a decrease in sales volume, investment in research and development, higher corporate allocations and unfavorable product mix driven by lower sales in the Comfort product line, partially offset by productivity net of inflation and higher price.

Global Distribution

	2018	2017	% Change	2016	% Change
Total revenue	$2,658	$2,477		$2,355
Less: Intersegment revenue	-	-		-
External revenue	2,658	2,477	7%	2,355	5%
Cost of products and services sold	2,186	2,032		1,939
Gross profit	472	445	6%	416	7%
Gross margin	18%	18%		18%
Selling general and administrative and other expenses	324	314		312
Segment profit	$148	$131	13%	$104	26%

	2018 vs. 2017		2017 vs. 2016
Factors Contributing to Year-Over-Year Change	Revenue (%)	Segment Profit (%)	Revenue (%)	Segment Profit (%)
Constant Currency Growth/Operational segment profit	6%	13%	5%	26%
Foreign currency translation	1%	0%	0%	0%
Total % Change	7%	13%	5%	26%

2018 compared with 2017

Global Distribution sales increased by 7% primarily due to volume growth across all of our key geographic markets.

Global Distribution segment profit increased by 13% primarily due to higher sales volumes, and productivity net of inflation.

2017 compared with 2016

Global Distribution sales increased by 5% primarily due to volume growth across all of our key geographic markets.

Global Distribution segment profit increased by 26% primarily due to higher sales volumes, and productivity net of inflation, partially offset by higher corporate allocations.

Capital Resources and Liquidity

Our liquidity is primarily dependent on our ability to continue to generate positive cash flows from operations. Additional liquidity may also be provided through access to the financial capital markets and a committed global credit facility. The following is a summary of our liquidity position:

•

As of December 31, 2018, total cash and cash equivalents were $265 million, of which 62% were held by foreign subsidiaries. At December 31, 2018, there were no borrowings and $19 million of letters of credit issued under our $350 million Credit Facility.

•

Historically, we have delivered positive cash flows from operations. Operating cash flows from continuing operations were $462 million, $37 million and $151 million for the three years ended December 31, 2018, respectively.

RESIDEO TECHNOLOGIES, INC.

Liquidity prior to the Spin-Off

Prior to the Spin-Off from Honeywell, we were dependent upon Honeywell for all of our working capital and financing requirements. Honeywell uses a centralized approach to cash management and financing of its operations. The majority of the Business’s cash was transferred to Honeywell daily and Honeywell funded our operating and investing activities as needed. This arrangement was not reflective of the manner in which we would have been able to finance our operations had it been a stand-alone business separate from Honeywell during all periods presented.

Prior to the Spin-Off, cash and cash equivalents held by Honeywell at the corporate level are not specifically identifiable to us and therefore were not allocated for any of the periods presented. Honeywell third party debt and the related interest expense were not allocated for any of the periods presented as Honeywell’s borrowings were not directly attributable to us.

Liquidity subsequent to the Spin-Off

Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects, potential acquisitions of companies or technologies and the expansion of our sales and marketing activities. We believe our existing cash, cash equivalents, investments and credit under our Credit Facilities are sufficient to meet our capital requirements through at least the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time. We may enter into acquisitions or strategic arrangements in the future which also could require us to seek additional equity or debt financing.

Credit Agreement

On October 25, 2018, we entered into a Credit Agreement, which provides for (i) a seven-year senior secured first-lien term B loan facility in an aggregate principal amount of $475 million (the “Term B Facility”); (ii) a five-year senior secured first-lien term A loan facility in an aggregate principal amount of $350 million (the “Term A Facility” and, together with the Term B Facility, the “Term Loan Facilities”); and (iii) a five-year senior secured first-lien revolving credit facility in an aggregate principal amount of $350 million (the “Revolving Credit Facility” and, together with the Term Loan Facilities, the “Senior Credit Facilities”). We incurred indebtedness under the Term Loan Facilities in an aggregate principal amount of approximately $825 million on October 25, 2018, and relied on the Revolving Credit Facility to support working capital needs during the quarter. As of December 31, 2018 there were no borrowings and $19 million of Letters of Credit outstanding under the Revolving Credit Facility.

We are obligated to make quarterly principal payments throughout the term of the Term Loan Facilities according to the amortization provisions in the Credit Agreement and in addition to paying interest on outstanding borrowings under the Revolving Credit Facility, we are required to pay a quarterly commitment fee based on the unused portion of the Revolving Credit Facility. Borrowings under the Credit Agreement can be prepaid at our option without premium or penalty other than a 1.00% prepayment premium that may be payable in connection with certain repricing transactions within a certain period of time after the closing date. Up to $75 million may be utilized under the Revolving Credit Facility for the issuance of letters of credit to the Borrower or any of our subsidiaries. Letters of credit are available for issuance under the Credit Agreement on terms and conditions customary for financings of this kind, which issuances will reduce the available funds under the Revolving Credit Facility.

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

RESIDEO TECHNOLOGIES, INC.

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

All obligations under the Senior Credit Facilities are or will be unconditionally guaranteed jointly and severally, by: (a) our Company and (b) substantially all of the direct and indirect wholly owned subsidiaries of our Company that are organized under the laws of the United States, any state thereof or the District of Columbia (collectively, the “Guarantors”). The Guarantors entered into a guarantee under the Credit Agreement concurrently with the effectiveness of the Credit Agreement. Subject to certain limitations, the Senior Credit Facilities are or will be secured on a first priority basis by: (x) a perfected security interest in the equity interests of each direct subsidiary of the Borrower and each Guarantor under the Senior Credit Facilities (subject to certain customary exceptions) and (y) perfected, security interests in, and mortgages on, substantially all tangible and intangible personal property and material real property of the Borrower and each of the Guarantors under the Senior Credit Facilities, subject, in each case, to certain exceptions. The Borrower and the Guarantors entered into security documents concurrently with effectiveness of the Credit Agreement.

We incurred approximately $16 million in debt issuance costs related to the Term Loans and $5 million in costs related to the Revolving Credit Facility. The debt issuance costs associated with the Term Loans were recorded as a reduction of the principal balance of the debt, and the Revolving Credit Facility costs were capitalized in Other assets. The issuance costs are being amortized through Interest expense for the duration of each respective debt facility.

Senior Notes

In October of 2018, we issued $400 million in principal amount 6.125% senior unsecured notes due in 2026 (the "Senior Notes"). The Senior Notes guarantees are unsecured senior debt obligations of the Senior Notes guarantors. The net proceeds from the borrowings under the Senior Credit Facilities and the offering of the Senior Notes were used as part of financing the Spin-Off.

We incurred approximately $8 million in debt issuance costs related to the Senior Notes. The debt issuance costs associated with the Senior Notes are recorded as a reduction of the principal balance of the debt.

The interest expense for the Senior Notes and Credit Agreement during the year ended December 31, 2018 was $13 million, which includes the amortization of debt issuance cost and debt discounts.

Honeywell Reimbursement Agreement

In connection with the Spin-Off, we entered into the Honeywell Reimbursement Agreement (as defined below), pursuant to which we have an obligation to make cash payments to Honeywell in amounts equal to 90% of payments, which include amounts billed (“payments”), with respect to certain environmental claims, remediation and, following the Spin-Off, hazardous exposure or toxic tort claims, in each case including consequential damages (the “liabilities”) in respect of specified properties contaminated through historical business operations, including the legal and other costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales (the “recoveries”). The amount payable by us in respect of such liabilities arising in any given year is subject to a cap of $140 million (exclusive of any late payment fees up to 5% per annum). Payments in respect of the liabilities arising in a given year will be made quarterly throughout such year on the basis of an estimate of the liabilities and recoveries provided by Honeywell. Following the end of any such year, Honeywell will provide us with a calculation of the amount of payments and the recoveries actually received. Subject to the

RESIDEO TECHNOLOGIES, INC.

aforementioned cap, if the amount of payments (net of recoveries) is greater than the previously provided estimate, we will pay Honeywell the amount of such difference (the “true-up payment”) and, if the amount of the previously provided estimate is greater than the amount of payments (net of recoveries), we will receive a credit in the amount of such difference that will be applied to future payments. If a true-up payment exceeds $30 million, such true-up payment will be made in equal installments, payable on a monthly basis following the date the true-up payment is due.

Cash Flow Summary for the Years Ended December 31, 2018, 2017 and 2016

Our cash flows from operating, investing and financing activities for the years ended December 31, 2018, 2017 and 2016, as reflected in the audited Consolidated and Combined Financial Statements are summarized as follows:

	Years Ended December 31,
	2018	2017	2016
Cash provided by (used for):
Operating activities	$462	$37	$151
Investing activities	(74)	(51)	(191)
Financing activities	(167)	21	4
Effect of exchange rate changes on cash	(12)	2	1
Net increase (decrease) in cash and cash equivalents	$209	$9	$(35)

2018 compared with 2017

Cash provided by operating activities for 2018 increased by $425 million, primarily due to higher payments for income taxes of approximately $233 million in 2017 due to expenses related to U.S. Tax Reform. Cash from operating activities also increased due to a decrease in net working capital driven primarily by an increase in accounts payable due to timing of payments under our TSA with Honeywell partially offset by an increase in inventory related to new product lines and increased sales.

Cash used for investing activities increased by $23 million, primarily due to an increase in expenditures on property, plant and equipment and software related to becoming an independent company.

Net cash used for financing activities increased by $188 million. The increase in usage was primarily due to a $1.4 billion distribution to Honeywell in connection with Spin-Off partially offset by $1.2 billion in proceeds received on long-term debt.

2017 compared with 2016

Cash provided by operating activities decreased by $114 million, primarily driven by payments to Honeywell in relation to the provisional impact of U.S. tax reform which was settled as part of our cash pooling arrangements and an increase in non-deductible expenses offset by favorable impacts from working capital of approximately $57 million, with reduced purchases of raw materials and finished goods inventory for Products and Solutions due to sales of inventory built in the prior period for new product launches, and higher receivables collections on increased sales volumes.

Cash used for investing activities decreased by $140 million, primarily due to a decrease in cash paid in 2016 for the RSI acquisition of $120 million net of cash acquired of $4 million and a decrease of cash used for expenditures on property, plant and equipment of $11 million.

Net cash provided by financing activities increased by $17 million. The increase in usage was primarily due to an increase in invested equity of $18 million.

RESIDEO TECHNOLOGIES, INC.

Contractual Obligations and Probable Liability Payments

Following is a summary of our significant contractual obligations and probable liability payments at December 31, 2018:

	Payments by Period
	Total (1)	2019	2020- 2021	2022- 2023	Thereafter
	(Dollars in millions)
Long-term debt (2)	$1,225	$22	$62	$289	$852
Interest payments on long-term debt (3)	445	69	135	124	117
Indemnity payments (4)	616	140	280	196	-
Estimated environmental liability payments (5)	20	2	3	3	12
Minimum operating lease payments	154	39	61	37	17
Purchase obligations (6)	763	286	477	-	-
	$3,223	$558	$1,018	$649	$998

1)	The table excludes tax liability payments, including those for unrecognized tax benefits. See Note 9. Income Taxes.
2)	Assumes all long-term debt is outstanding until scheduled maturity.
3)	Interest payments are estimated based on the interest rate applicable as of December 31, 2018
4)

On October 29, 2018, in connection with the Spin-Off, we entered into the Honeywell Reimbursement Agreement with Honeywell pursuant to which we have an obligation to make cash payments to Honeywell in amounts equal to 90% of payments, which include amounts billed (“payments”), less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales (the “recoveries”). The amount payable by us in respect of such liabilities arising in respect of any given year will be subject to a cap of $140 million (exclusive of any late payment fees up to 5% per annum).

5)	Represents estimated environmental liability payments for sites which we own and are directly responsible for.
6)	Purchase obligations are entered into with various vendors in the normal course of business and are consistent with our expected requirements.

Environmental Matters

Expenses for environmental matters deemed probable and reasonably estimable were $340 million, $282 million and $190 million in 2018, 2017 and 2016, respectively. In addition, in 2018, 2017 and 2016 we incurred operating costs for ongoing businesses of approximately $17 million, $1 million, and $2 million, respectively, relating to compliance with environmental regulations.

Spending related to environmental matters was $179 million, $198 million and $211 million in 2018, 2017 and 2016, respectively. We do not currently possess sufficient information to reasonably estimate the amounts of environmental liabilities to be recorded upon future completion of studies, litigation or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined although they could be material to our consolidated and combined results of operations and operating cash flows in the periods recognized or paid.

See Note 21. Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements for further discussion of our environmental matters.

Capital Expenditures

We believe our capital spending in recent years has been sufficient to maintain efficient production capacity, to implement important product and process redesigns and to expand capacity to meet increased demand. Productivity projects have freed up capacity in our manufacturing facilities and are expected to continue to do so. We expect to continue investing to expand and modernize our existing facilities and to create capacity for new product development. Capital expenditures for full year 2019 are expected to be $135 million of which, $74 million relates to costs associated with investments in infrastructure as a stand alone company.

RESIDEO TECHNOLOGIES, INC.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, net revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of our Consolidated and Combined Financial Statements in accordance with generally accepted accounting principles is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. We consider the accounting policies discussed below to be critical to the understanding of our Consolidated and Combined Financial Statements. Actual results could differ from our estimates and assumptions, and any such differences could be material to our Consolidated and Combined Financial Statements.

Revenue — Product and service revenues are recognized when or as the Company transfers control of the promised products or services to the customer, in an amount the Company expects to receive in exchange for transferring goods or providing services. Each distinct performance obligation within a contract is identified, and a contract’s transaction price is then allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

In the sale of products, the terms of a contract or the historical business practice can give rise to variable consideration due to, but not limited to, discounts, bonuses, and the right of return. The Company estimates variable consideration at the most likely amount that will be received from customers and reduce revenues recognized accordingly. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to the Company.

Environmental — We accrue costs related to environmental matters for our owned sites for which we are directly responsible when it is probable that we have incurred a liability related to a contaminated site and the amount can be reasonably estimated. Environmental-related expenses are presented within Cost of goods sold for operating sites in the Consolidated and Combined Statements of Operations. For additional information, see Note 21. Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements included herein for additional detail.

Honeywell Reimbursement Agreement — In connection with the Spin-Off, we entered into the Honeywell Reimbursement Agreement with Honeywell on October 14, 2018, pursuant to which we have an obligation to make cash payments to Honeywell in amounts equal to 90% of payments, which include amounts billed, with respect to certain environmental claims, remediation and, to the extent arising after the Spin-Off, hazardous exposure or toxic tort claims, in each case, including consequential damages (the “liabilities”) in respect of specified properties contaminated through historical business operations, including the legal and other costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales. The amount payable by us in respect of such liabilities arising in any given year is subject to a cap of $140 million (exclusive of any late payment fees up to 5% per annum).

Through the Honeywell Reimbursement Agreement we are subject to a number of environmental claims, remediation and, to the extent arising after the Spin-Off, hazardous exposure or toxic tort claims. We continually assess the likelihood of any adverse judgments or outcomes related to the Honeywell Reimbursement Agreement, as well as potential amounts or ranges of probable losses, and recognize a liability, if any, for these contingencies based on a thorough analysis of each matter with the assistance of outside legal counsel and Honeywell, and, if applicable, other experts. Such analysis includes making judgments concerning matters such as the costs associated with environmental matters, the outcome of negotiations, the number and cost of pending and future claims related to the sites covered by the Honeywell Reimbursement Agreement, and the impact of evidentiary requirements. Because most contingencies are resolved over long periods of time, we do not currently possess sufficient information to reasonably estimate the amounts of the Honeywell Reimbursement Agreement liabilities to be recorded upon future

RESIDEO TECHNOLOGIES, INC.

completion of studies, litigations or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters, can be determined. Expenses related to the indemnification are presented within Other expense, net in the Consolidated and Combined Statement of Operations. See Note 21. Commitments and Contingencies for a discussion of management’s judgment applied in the recognition and measurement of our environmental liabilities.

Goodwill — Goodwill has an indefinite life and is not amortized, but is subject to annual, or more frequent if necessary, impairment testing. In testing goodwill, the fair value of each reporting unit is estimated utilizing a discounted cash flow approach utilizing cash flow forecasts in our five year strategic and annual operating plans adjusted for terminal value assumptions. These impairment tests involve the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. To address this uncertainty we perform sensitivity analysis on key estimates and assumptions.

Income Taxes — Our provision for income tax expense is based on our income, the statutory tax rates and other provisions of the tax laws applicable to us in each of these various jurisdictions. These laws are complex, and their application to our facts is at times open to interpretation. The process of determining our consolidated and combined income tax expense includes significant judgments and estimates, including judgments regarding the interpretation of those laws. Our provision for income taxes and our deferred tax assets and liabilities incorporate those judgments and estimates, and reflect management’s best estimate of current and future income taxes to be paid.

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

Significant judgment is required in evaluating tax positions. We establish additional reserves for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum recognition threshold. The approach for evaluating certain and uncertain tax positions is defined by the authoritative guidance which determines when a tax position is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, we are examined by various federal, state and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a change in estimate become known.

For period prior to the Spin-Off, the tax provision is presented on a separate company basis as if we were a separate filer. The effects of tax adjustments and settlements from taxing authorities are presented in our Consolidated and Combined Financial Statements in the period to which they relate as if we were a separate filer. Prior to the Spin-Off, our current obligations for taxes were settled with Honeywell on an estimated basis. All income taxes that were due to or due from Honeywell that were not settled or recovered by the end of the period were reflected in invested equity within the Consolidated and Combined Financial Statements. We are subject to income tax in the United States (federal, state and local) as well as other jurisdictions in which we operate.

Pension Benefits — We have a defined benefit plan covering certain employees. The benefits are accrued over the employees’ service periods. We use actuarial methods and assumptions in the valuation of defined benefit obligations and the determination of net periodic pension income or expense. Differences between actual and expected results or changes in the value of defined benefit obligations and plan assets, if any, are not recognized in earnings as they occur but rather systematically over subsequent periods when net actuarial gains or losses are in excess of 10% of the greater of the fair value of plan assets or the plan’s projected benefit obligation.

A 25 basis point increase in the discount rate would result in a decrease of approximately $0.4 million to the net periodic benefit cost for 2018, while a 25 basis point decrease in the discount rate would result in an increase

RESIDEO TECHNOLOGIES, INC.

of approximately $0.3 million. The resulting impact on the pension benefit obligation would be a decrease of $1.3 million and an increase of $1.4 million, respectively.

Other Matters

Litigation and Environmental Matters

See Note 21. Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements for a discussion of environmental and other litigation matters.

Recent Accounting Pronouncements

See Note 2. Summary of Significant Accounting Policies of Notes to Consolidated and Combined Financial Statements for a discussion of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from foreign currency exchange rates and interest rates, which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments.

Interest Rate Risk

As of December 31, 2018, $825 million of our total debt of $1,201 billion carried variable interest rates, including the effect of pay variable interest rate swaps, if any. The fair market values of our fixed-rate financial instruments are sensitive to changes in interest rates. At December 31, 2018, a 100 basis point change in market interest rates would change the fair values of such financial instruments by approximately 5%.

Foreign Currency Exchange Rate Risk

We are exposed to market risks from changes in currency exchange rates. These exposures may impact future earnings and/or operating cash flows. Our exposure to market risk for changes in foreign currency exchange rates arises from transactions arising from international trade, foreign currency denominated monetary assets and liabilities, and international financing activities between subsidiaries. We rely primarily on natural offsets to address our exposures and may supplement this approach from time to time by entering into forward and option hedging contracts.

Commodity Price Risk

While we are exposed to commodity price risk, we attempt to pass through significant changes in component and raw material costs to our customers based on the contractual terms of our arrangements. In limited situations, we may not be fully compensated for such changes in costs.

Item 8.	Financial Statements and Supplement Data

RESIDEO TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Resideo Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated and combined balance sheets of Resideo Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated and combined statements of operations, comprehensive income, cash flow, and equity for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of a Matter

As described in Note 1, prior to October 29, 2018, the accompanying combined financial statements have been derived from the separate records maintained by Honeywell International, Inc. The combined financial statements also include expense allocations for certain corporate functions historically provided by Honeywell International, Inc. These allocations may not be reflective of the actual expense which would have been incurred had the Company operated as a separate entity apart from Honeywell International, Inc. during the periods prior to October 29, 2018. A summary of transactions with Honeywell International, Inc. is included in Note 5 to the consolidated and combined financial statements.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

March 18, 2019

We have served as the Company's auditor since 2018.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2018	2017	2016
	(Dollars in millions except share and per share data)
Net revenue	$4,827	$4,519	$4,455
Cost of goods sold	3,461	3,203	3,090
Gross profit	1,366	1,316	1,365
Selling, general and administrative expenses	873	871	870
Other expense, net	369	279	185
Interest expense	20	-	-
	1,262	1,150	1,055
Income before taxes	104	166	310
Tax (benefit) expense	(301)	560	133
Net income (loss)	$405	$(394)	$177
Weighted Average Number of Common Shares Outstanding
Basic (in thousands)	122,499	122,499	122,499
Diluted (in thousands)	122,624	122,499	122,499
Earnings (Loss) Per Share
Basic net income (loss) per share	$3.31	$(3.22)	$1.44
Diluted net income (loss) per share	$3.30	$(3.22)	$1.44

The Notes to Consolidated and Combined Financial Statements are an integral part of this statement.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED AND COMBINED

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Net income (loss)	$405	$(394)	$177
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	(77)	70	(46)
Pension actuarial loss	(7)	-	-
Changes in fair value of effective cash flow hedges	-	(1)	-
Total other comprehensive income (loss), net of tax	(84)	69	(46)
Comprehensive income (loss)	$321	$(325)	$131

The Notes to Consolidated and Combined Financial Statements are an integral part of this statement.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED AND COMBINED BALANCE SHEET

	December 31,
	2018	2017
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$265	$56
Due from related parties, current	-	23
Accounts receivables – net	821	779
Inventories	628	465
Other current assets	95	69
Total current assets	1,809	1,392
Property, plant and equipment – net	300	265
Goodwill	2,634	2,648
Other intangible assets – net	133	140
Deferred income taxes	84	5
Other assets	12	23
Total assets	$4,972	$4,473
LIABILITIES
Current liabilities:
Accounts payable	$964	$678
Due to related parties, current	-	60
Current maturities of long-term debt	22	-
Accrued liabilities	503	409
Total current liabilities	1,489	1,147
Long-term debt	1,179	-
Deferred income taxes	25	377
Pension obligations	88	-
Obligations payable to Honeywell	629	-
Other liabilities	29	346
COMMITMENTS AND CONTINGENCIES (Note 21)
EQUITY
Common stock, $0.001 par value, 700,000,000 shares authorized, 122,498,794 and 122,966,558 shares issued and outstanding, respectively	-	-
Additional paid-in capital	1,720	-
Retained earnings	2	-
Invested equity	-	2,703
Accumulated other comprehensive (loss)	(189)	(100)
Total equity	1,533	2,603
Total liabilities and equity	$4,972	$4,473

The Notes to Consolidated and Combined Financial Statements are an integral part of this statement.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOW

	Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Cash flows from operating activities:
Net income (loss)	$405	$(394)	$177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	45	57	57
Amortization	21	10	7
Repositioning charges	5	23	19
Net payments for repositioning charges	(9)	(17)	(18)
Stock compensation expense	20	16	13
Pension expense	11	16	16
Deferred income taxes	(323)	297	(4)
Other	11	3	4
Changes in assets and liabilities:
Accounts, notes and other receivables	(62)	(31)	(106)
Inventories	(172)	(17)	(49)
Other current assets	(27)	(17)	1
Other assets	(4)	-	2
Accounts payable	231	11	61
Accrued liabilities	65	(5)	(11)
Pension obligations	5	-	-
Obligations payable to Honeywell	24	-	-
Other Liabilities	216	85	(18)
Net cash provided by operating activities	462	37	151
Cash flows used for investing activities:
Expenditures for property, plant and equipment	(64)	(49)	(60)
Expenditures for software	(17)	(2)	(11)
Payments related to amounts due from related parties	-	(13)	(12)
Cash paid for acquisitions, net of cash acquired	-	-	(120)
Proceeds received related to amounts due from related parties	7	13	12
Net cash used for investing activities	(74)	(51)	(191)
Cash flows from financing activities:
Proceeds from long-term debt	1,225	-	-
Payment of debt issuance costs	(24)	-	-
Payment of revolving credit facility fees	(5)	-	-
Distribution to Honeywell in connection with Spin-Off	(1,415)	-	-
Net increase in invested equity	39	19	1
Non-operating obligations from Honeywell, net	26	-	-
Proceeds received related to amounts due from related parties	-	1	2
Payments related to amounts due to related parties	-	(4)	(2)
Net cash flow from (used by) cash pooling	(13)	5	3
Net cash (used for) provided by financing activities	(167)	21	4
Effect of foreign exchange rate changes on cash and cash equivalents	(12)	2	1
Net increase (decrease) in cash and cash equivalents	209	9	(35)
Cash and cash equivalents at beginning of period	56	47	82
Cash and cash equivalents at end of period	$265	$56	$47
Supplemental Cash Flow Information:
Income taxes paid (net of refunds)	28	261	136
Capital expenditures in accounts payable	23	14	14

The Notes to Consolidated and Combined Financial Statements are an integral part of this statement.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED AND COMBINED STATEMENT OF EQUITY

	Common Stock		Additional			Accumulated Other
(Dollars in millions)	Shares	Amount	Paid-In Capital	Retained Earnings	Invested Equity	Comprehensive (Loss)	Total Equity
Balance at December 31, 2015	-	$-	$-	$-	$2,842	$(123)	$2,719
Net income	-	-	-	-	177	-	177
Other comprehensive income (loss), net of tax	-	-	-	-	-	(46)	(46)
Change in invested equity	-	-	-	-	24	-	24
Balance at December 31, 2016	-	-	-	-	3,043	(169)	2,874
Net (loss)	-	-	-	-	(394)	-	(394)
Other comprehensive income (loss), net of tax	-	-	-	-	-	69	69
Change in invested equity	-	-	-	-	54	-	54
Balance at December 31, 2017	-	-	-	-	2,703	(100)	2,603
Net income	-	-	-	2	403	-	405
Other comprehensive income (loss), net of tax	-	-	-	-	-	(84)	(84)
Change in invested equity	-	-	-	-	(1,398)	-	(1,398)
Issuance of common stock and reclassification of invested equity	122,499	-	1,713	-	(1,708)	(5)	-
Stock-based compensation	-	-	4	-	-	-	4
Other	-	-	3	-	-	-	3
Balance at December 31, 2018	122,499	$-	$1,720	$2	$-	$(189)	$1,533

The Notes to Consolidated and Combined Financial Statements are an integral part of this statement.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

Note 1. Organization, Operations and Basis of Presentation

Business Description

Resideo Technologies, Inc. (“Resideo” or “the Company”), is a global provider of products, software, solutions and technologies that help owners of homes stay connected and in control of their comfort, security and energy use. The Company is a leader in the home heating, ventilation and air conditioning controls and security markets, and a leading global distributor of security and fire protection products.

Separation from Honeywell

The Company was incorporated in Delaware on April 24, 2018. The Company separated from Honeywell International Inc. (“Honeywell”) on October 29, 2018, becoming an independent publicly traded company as a result of a pro rata distribution of the Company’s common stock to shareholders of Honeywell ( “Spin-Off”). Exhibit 99.1 to Amendment No. 2 to the Company’s Registration Statement on Form 10 as filed with the Securities and Exchange Commission (“SEC”) on October 2, 2018 (the “Form 10”) was declared effective by the SEC on October 3, 2018. On October 29, 2018 (“Spin-Off Date”), Honeywell’s shareholders of record as of October 16, 2018 ( “Record Date”) received one share of the Company’s common stock, par value $0.001 per share, for every six shares of Honeywell’s common stock, par value $1.00 per share, held as of the Record Date, and cash for any fractional shares of the Company’s common stock. The Company began trading “regular way” under the ticker symbol “REZI” on the New York Stock Exchange on October 29, 2018.

In connection with the separation, Resideo and Honeywell entered into a Separation and Distribution Agreement, an Employee Matters Agreement, a Tax Matters Agreement, a Transaction Services Agreement, a Trademark License Agreement and a Patent Cross-License Agreement. The agreements govern the relationship between Resideo and Honeywell following the separation and provide for the allocation of various assets, liabilities, rights and obligations. These agreements also include arrangements for transition services to be provided by Honeywell to Resideo and by Resideo to Honeywell.

Basis of Presentation

The Consolidated Balance Sheet as of December 31, 2018 consists of the consolidated balances of Resideo as prepared on a stand-alone basis. The Combined Balance Sheet as of December 31, 2017, and Consolidated and Combined Statements of Operations, Comprehensive Income (Loss), Equity, and Cash Flows for the years ended December 31, 2018, 2017 and 2016, have been prepared on a “carve-out” basis for the periods and dates prior to the Spin-Off and include stand-alone results for the period subsequent to the date of Spin-Off. Prior to the separation, these Consolidated and Combined Financial Statements were derived from the consolidated financial statements and accounting records of Honeywell. These Consolidated and Combined Financial Statements reflect the Company’s consolidated historical financial position, results of operations and cash flows as they have been historically managed in conformity with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”).

All intracompany transactions have been eliminated for all periods presented. As described in Note 5. Related Party Transactions with Honeywell, all significant transactions between the Company and Honeywell occurring prior to the Spin-Off have been included in these Consolidated and Combined Financial Statements.

Prior to the Spin-Off, transactions between the Company and Honeywell were reflected in the Consolidated and Combined Balance Sheet as Due from related parties, current or Due to related parties, current. In the Consolidated and Combined Statements of Cash Flows, the cash flows related to related party notes receivables presented in the Consolidated and Combined Balance Sheet in Due from related parties, current are reflected as investing activities since these balances represent amounts loaned to Honeywell. The cash flows related to related party notes payables presented in the Combined Balance Sheet in Due to related parties, current are reflected as financing activities since these balances represent amounts financed by Honeywell.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

While the Company was owned by Honeywell, a centralized approach to cash management and financing was used. Prior to the consummation of the Spin-Off, the majority of the Company’s cash was transferred to Honeywell daily and Honeywell funded the Company’s operating and investing activities as needed. Cash transfers to and from Honeywell’s cash management accounts are reflected in the Combined Balance Sheet as Due to and Due from related parties, current and in the Consolidated and Combined Statements of Cash Flows as net financing activities.

The Combined Financial Statements prior to the Spin-Off include certain assets and liabilities that have historically been held at the Honeywell corporate level but were specifically identifiable or otherwise attributable to the Company. The cash and cash equivalents held by Honeywell at the corporate level were not specifically identifiable to the Company and therefore were not attributed for any of the periods presented. Honeywell third-party debt and the related interest expense were not allocated for any of the periods presented as Honeywell’s borrowings were not directly attributable to the Company.

Prior to the consummation of the Spin-Off, Honeywell provided certain services, such as legal, accounting, information technology, human resources and other infrastructure support, on behalf of the Company. The cost of these services has been allocated to the Company on the basis of the proportion of net revenue. The Company and Honeywell consider these allocations to be a reasonable reflection of the benefits received by the Company. However, the financial information presented in these Consolidated and Combined Financial Statements may not reflect the consolidated and combined financial position, operating results and cash flows of the Company had the Company been a separate stand-alone entity during the periods presented. Actual costs that would have been incurred if the Company had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. Both Resideo and Honeywell consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefits received by the Company during the periods presented. After the Spin-Off, a number of the above services have continued under a transition service agreement with Honeywell, which the Company will expense as incurred based on the contractual pricing terms.

Note 2. Summary of Significant Accounting Policies.

Accounting Principles—The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The following is a description of Resideo’s significant accounting policies.

Principles of Consolidation—The Consolidated and Combined Financial Statements include the accounts of Resideo Technologies, Inc. and all of its subsidiaries in which a controlling interest is maintained. All intercompany transactions and balances are eliminated in consolidation.

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand and highly liquid investments having an original maturity of three months or less.

Trade Receivables and Allowance for Doubtful Accounts—Trade accounts receivable are recorded at the invoiced amount as a result of transactions with customers. The Company maintains allowances for doubtful accounts for estimated losses as a result of customers’ inability to make required payments. The Company estimates anticipated losses from doubtful accounts based on days past due as measured from the contractual due date and historical collection history. The Company also takes into consideration changes in economic conditions that may not be reflected in historical trends, for example customers in bankruptcy, liquidation or reorganization. Receivables are written-off against the allowance for doubtful accounts when they are determined uncollectible. Such determination includes analysis and consideration of the particular conditions of the account, including time intervals since last collection, customer performance against agreed upon payment plans, solvency of customer and any bankruptcy proceedings.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

Inventories—Inventories in the Products and Solutions business are stated at the lower of cost or net realizable value, determined on a first-in, first-out basis, including direct material costs and direct and indirect manufacturing costs, or net realizable value. Inventories in the Global Distribution business are stated at average cost. Reserves are maintained for obsolete, inactive and surplus items.

Property, Plant and Equipment—Property, plant and equipment are recorded at cost, less accumulated depreciation. For financial reporting, the straight-line method of depreciation is used over the estimated useful lives of 10 to 50 years for buildings and improvements, 3 to 16 years for machinery and equipment and 3 to 10 years for tooling equipment.

Goodwill—Goodwill is subject to impairment testing annually as of October 1, and whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This testing compares carrying values to fair values and, when necessary, the carrying value of these assets is impaired. The Company completed its annual goodwill impairment test as of the Spin-Off date and determined that no impairment was necessary. No impairment indicators have been identified since the last impairment test date.

Other Intangible Assets with Determinable Lives—Other intangible assets with determinable lives consist of customer lists, technology, patents and trademarks and software intangibles and are amortized over their estimated useful lives, ranging from 4 to 15 years.

Warranties and Guarantees—Expected warranty costs for products sold are recognized based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, length of the warranty and various other considerations. Costs of product recalls, which may include the cost of the product being replaced as well as the customer’s cost of the recall, including labor to remove and replace the recalled part, are accrued as part of the warranty accrual at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims.

Revenue Recognition—Product and service revenues are recognized when or as the Company transfers control of the promised products or services to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services.

In the sale of products, the terms of a contract or the historical business practice can give rise to variable consideration due to, but not limited to, discounts and bonuses. The Company estimates variable consideration at the most likely amount that will be received from customers and reduce revenues recognized accordingly. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to the Company.

The Company adopted the revenue recognition standard as of January 1, 2018 (see Note 6 Revenue Recognition and Contracts with Customers). Prior to adoption, product and service revenues were recognized when there was evidence of a sales agreement, delivery of goods had occurred or services had been rendered, the sales price was fixed or determinable, and the collectability of revenue was reasonably assured. Service sales, principally representing network subscription services, were recognized over the contractual period or as services were rendered. Revenues from contracts with multiple element arrangements were recognized as each element was earned based on the relative fair value of each element provided the delivered elements had value to customers on a stand-alone basis. Amounts allocated to each element were based on its objectively determined fair value, such as the sales price for the product or service when it was sold separately or competitor prices for similar products or services.

Sales incentives and allowances were recognized as a reduction to revenue at the time of the related sale.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

Sales, use and value added taxes collected by the Company and remitted to various government authorities were not recognized as revenues and are reported on a net basis.

Shipping and handling fees billed to customers were included in Cost of goods sold.

Royalty—The Company and Honeywell entered into a 40-year Trademark License Agreement (“the Trademark Agreement”) that authorizes the Company’s use of certain licensed trademarks in the operation of Resideo’s business for the advertising, sale and distribution of certain licensed products. In exchange, the Company will pay a royalty fee of 1.5% of net revenue of the licensed products to Honeywell which is recorded in Selling, general and administrative expense on the Consolidated and Combined Statement of Operations.

Environmental—The Company accrues costs related to environmental matters when it is probable that it has incurred a liability related to a contaminated site and the amount can be reasonably estimated. Environmental costs are presented within Cost of goods sold for operating sites and Other expense, net for non-operating sites in the Consolidated and Combined Statements of Operations. For additional information, see Note 21. Commitments and Contingencies.

Honeywell Reimbursement Agreement—In connection with the Spin-Off, the Company entered into an Indemnification and Reimbursement Agreement with Honeywell (the “Honeywell Reimbursement Agreement”) on October 14, 2018, pursuant to which it has an obligation to make cash payments to Honeywell in amounts equal to 90% of payments, which include amounts billed, with respect to certain environmental claims, remediation and, to the extent arising after the Spin-Off, hazardous exposure or toxic tort claims, in each case, including consequential damages (the “liabilities”) in respect of specified properties contaminated through historical business operations, including the legal and other costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales. The amount payable in respect of such liabilities arising in any given year is subject to a cap of $140 million (exclusive of any late payment fees up to 5% per annum). Honeywell reimbursement expenses are presented within Other expense, net in the Consolidated and Combined Statement of Operations and within Accrued liabilities and Obligations payable to Honeywell in the Consolidated and Combined Balance Sheet. For additional information, see Note 21. Commitments and Contingencies.

Tax Indemnification Agreement—The Tax Matters Agreement provides that Resideo is required to indemnify Honeywell for any taxes (and reasonable expenses) resulting from the failure of the Spin-Off and related internal transactions to qualify for their intended tax treatment under U.S. federal, state and local income tax law, as well as foreign tax law, where such taxes result from (a) breaches of covenants and representations we make and agree to in connection with the Spin-Off, (b) the application of certain provisions of U.S. federal income tax law to these transactions or (c) any other action or omission (other than actions expressly required or permitted by the Separation and Distribution Agreement, the Tax Matters Agreement or other ancillary agreements) we take after the consummation of the Spin-Off that gives rise to these taxes. As of December 31, 2018, the Company has indemnified Honeywell for $153 million. See “Certain Relationships and Related Party Transactions—Agreements with Honeywell—Tax Matters Agreement.”

Research and Development—The Company conducts research and development (“R&D”) activities, which consist primarily of the development of new products and product applications. R&D costs are charged to expense as incurred. Such costs are included in Cost of goods sold and amount to $105 million, $120 million and $106 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Stock-Based Compensation Plans—The principal awards issued under Resideo’s stock-based compensation plans, which are described in Note 20. Stock-Based Compensation Plans, are restricted stock units. The cost for such awards is measured at the grant date based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) and is included in Selling, general and administrative expenses in the Consolidated and Combined Statements of Operations. Forfeitures are estimated at the time of grant to recognize expense for those awards that are expected to vest and are based on historical forfeiture rates.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

Pension Benefits— The guidance requires that the Company disaggregates the service cost component of net benefit costs and report those costs in the same line item or items in the Consolidated Statement of Operations as other compensation costs arising from services rendered by the pertinent employees during the period. The other non-service components of net benefit costs are required to be presented separately from the service cost component and outside of income from operations.

The Company has recorded the service cost component of Pension ongoing (income) expense in Costs of goods sold and Selling, general and administrative expenses. The remaining components of net benefit costs within Pension ongoing (income) expense, primarily interest costs and assumed return on plan assets, are recorded in Other expense, net. The Company recognizes net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plans’ projected benefit obligation (the corridor) annually in the fourth quarter each year (MTM Adjustment). The MTM Adjustment will also be reported in Other expense, net.

Foreign Currency Translation—Assets and liabilities of operations outside the United States with a functional currency other than U.S. Dollars are translated into U.S. Dollars using year-end exchange rates. Revenue, costs and expenses are translated at the average exchange rates in effect during the year. Foreign currency translation gains and losses are included as a component of Accumulated other comprehensive income (loss).

Income Taxes—Significant judgment is required in evaluating tax positions. The Company establishes additional reserves for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum recognition threshold. The approach for evaluating certain and uncertain tax positions is defined by the authoritative guidance which determines when a tax position is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, the Company and its subsidiaries are examined by various federal, state and foreign tax authorities. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a change in estimate become known.

Earnings (Loss) Per Share—Basic earnings (loss) per share is based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. For additional information, see Note 3. Earnings Per Share.

Use of Estimates—The preparation of the Company’s Consolidated and Combined Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the Consolidated and Combined Financial Statements and related disclosures in the accompanying Notes. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of changes are reflected in the Consolidated and Combined Financial Statements in the period they are determined to be necessary. Estimates are used when accounting for, stock-based compensation, pension benefits, contingent consideration, indemnification liabilities, goodwill and intangible assets, and valuation allowances for receivables and inventory reserves, deferred tax assets, and the amounts of revenue and expenses reported during the period.

Reclassification—A reclassification of a prior period amount has been made to conform to the presentation adopted for the current period. For the years ended December 31, 2017 and December 31, 2016 we reclassified $(2) and $(3) million respectively from Interest to Other expense, net in the Consolidated and Combined Statement of Operations to conform with the current period presentation. This reclassification had no impact on Income before taxes and Net income (loss), the Consolidated and Combined Balance Sheet or Consolidated and Combined Statement of Cash Flows during the respective periods. Refer to Note 8. Other Expense, Net for further details.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

Recent Accounting Pronouncements—The Company considers the applicability and impact of all recent accounting standards updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on the combined financial position or results of operations.

In February 2016, the FASB issued new guidance on accounting for leases, which was further amended in July 2018 and December 2018. The new guidance requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases, but does not significantly impact the manner in which expense is recognized on the income statement. Enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases are also required. Lessor accounting is substantially unchanged from existing guidance. The Company adopted the new guidance effective January 1, 2019, and will apply the changes prospectively, recognizing a cumulative-effect adjustment to the beginning balance of retained earnings as of the adoption date. The primary impact upon adoption of the new guidance is the recognition of right of use assets and lease liabilities for qualifying operating leases on the Company’s balance sheet, predominantly related to real estate. Upon adoption, the Company currently expects to recognize an aggregate lease liability ranging from $105 million to $117 million, with a corresponding right of use asset, calculated based on the present value of the remaining minimum lease payments for qualifying leases as of January 1, 2019. The adoption of the new guidance is not expected to have a material impact to the consolidated statements of operations, stockholders’ equity, and cash flows. The new guidance also provides practical expedients and policy elections for an entity’s ongoing accounting. The Company will elect the short-term lease exception for qualifying leases, which excludes those leases that qualify as short-term leases from lease liability and right of use asset recognition. The Company also currently expects to elect the practical expedient to not separate lease and non-lease components for its real estate and automobile leases.

In October 2016, the FASB issued an accounting standard update which requires an entity to recognize the income tax consequences of an intra- entity transfer of an asset, other than inventory, at the time the entity transfer occurs rather than when the asset is ultimately transferred to a third party, as required under current U.S. GAAP. The guidance is intended to reduce diversity in practice, particularly for transfers involving intellectual property. Subsequent to 2017 fiscal year, the Company adopted the accounting standard update as of January 1, 2018. The guidance requires application on a modified retrospective basis. The adoption of this guidance increases the Company’s deferred tax assets by approximately $0.2 million with a cumulative-effect adjustment to retained earnings of the same amount.

In January 2017, the FASB issued guidance which eliminates the two-step process that required identification of potential impairment and a separate measure of the actual impairment. The annual assessment of goodwill impairment will be determined by using the difference between the carrying amount and the fair value of the reporting unit. The standard is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019 and is to be applied on a prospective basis. The Company early adopted this standard as of Spin-Off date. The adoption had no impact on the consolidated financial statements as of the date of adoption or for the year ended December 31, 2018.

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

In August 2018, the FASB issued guidance which amends the current disclosure requirements regarding defined benefit pensions and other post retirement plans and allows for the removal of certain disclosures, while adding certain new disclosure requirements. This standard is effective for fiscal years beginning after December 15, 2020 and allows for early adoption. The Company does not expect this new standard to have a significant impact to its disclosures.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

Note 3. Earnings Per Share

On October 29, 2018, the date of consummation of the Spin-Off, 122,498,794 shares of the Company’s Common Stock, par value $0.001 per share, were distributed to Honeywell shareholders of record as of October 16, 2018. This share amount is being utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Spin-Off as no common stock was outstanding prior to the date of the Spin-Off. For the 2018 year to date calculations, these shares are treated as issued and outstanding from January 1, 2018 for purposes of calculating historical basic earnings per share. For all periods presented, this calculation excludes 467,764 treasury shares that Resideo received from Honeywell at no cost as part of the Spin-Off.

The details of the earnings per share calculations for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Years Ended December 31,
Basic:	2018	2017	2016
Net income (loss)	$405	$(394)	$177
Weighted average common shares outstanding (in thousands)	122,499	122,499	122,499
Earnings (Loss) Per Share - Basic	$3.31	$(3.22)	$1.44

	Years Ended December 31,
Diluted:	2018	2017	2016
Net income (loss)	$405	$(394)	$177
Weighted average common shares outstanding - Basic (in thousands)	122,499	122,499	122,499
Dilutive effect of unvested RSUs	125	-	-
Weighted average common shares outstanding - Diluted (in thousands)	122,624	122,499	122,499
Earnings (Loss) Per Share - Diluted	$3.30	$(3.22)	$1.44

Diluted Earnings (Loss) Per Share is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the period from the spin-off date to December 31, 2018.

Note 4. Acquisitions

In March 2016, the Company completed the acquisition of RSI Video Technologies (“RSI”), a leading provider of wireless battery-powered motion detectors, for an aggregate value of $124 million in cash and $2 million in contingent consideration. $42 million in net assets were assumed at the acquisition date using fair value estimates, including $38 million in intangible assets and $84 million of goodwill. RSI was acquired to enhance the Company’s ability to meet increasing global customer need for video verification and the acquisition was attributed to the Products and Solutions Segment.

Note 5. Related Party Transactions with Honeywell

The Consolidated and Combined Financial Statements have been prepared on a stand-alone basis and, for periods prior to the Spin-Off, are derived from the Consolidated Financial Statements and accounting records of Honeywell.

Prior to consummation of the Spin-Off, Honeywell was a related party that provided certain services, such as legal, accounting, information technology, human resources and other infrastructure support, on behalf of the Company. The cost of these services has been allocated to the Company on the basis of the proportion of net revenue. The Company and Honeywell consider the allocations to be a reasonable reflection of the benefits received by the Company.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

During the period from January 1, 2018 until October 29, 2018 and the years ended December 31, 2017 and 2016, the Company was allocated $228 million, $289 million and $264 million, respectively, of general corporate expenses incurred by Honeywell and such amounts are included within Selling, general and administrative expenses in the Consolidated and Combined Statements of Operations. As certain expenses reflected in the Consolidated and Combined Financial Statements include allocations of corporate expenses from Honeywell, these statements could differ from those that would have been prepared had the Company operated on a stand-alone basis.

All significant intercompany transactions between the Company and Honeywell have been included in these Consolidated and Combined Financial Statements. Sales to Honeywell during the period from January 1, 2018 until October 29, 2018 and the years ended December 31, 2017 and 2016 were $24 million, $36 million and $50 million, respectively. Costs of goods sold to Honeywell during the period from January 1, 2018 until October 29, 2018 and the years ended December 31, 2017 and 2016 were $19 million, $29 million and $38 million, respectively. Purchases from Honeywell during the period from January 1, 2018 until October 29, 2018 and the years ended December 31, 2017 and 2016 were $212 million, $213 million and $205 million, respectively. The total net effect of the settlement of these intercompany transactions is reflected in the Consolidated and Combined Statements of Cash Flows as a financing activity and in the Consolidated and Combined Balance Sheets as invested equity.

Prior to the consummation of the Spin-Off, Honeywell managed the Company’s hedging activity which included centrally hedging its exposure to changes in foreign exchange rates principally with forward contracts. Certain contracts were specifically designated to and entered on behalf of the Company with Honeywell as a counterparty and were used to hedge known or probable anticipated foreign currency sales and purchases. The Company designated these hedges as cash flow hedges. These hedges were marked-to-market with the effective portion of the changes in fair value of the derivatives recorded in Accumulated other comprehensive income (loss) and subsequently recognized in earnings when the hedged items impacted earnings. See Note 8. Other Expense, Net and Note 19. Accumulated Other Comprehensive Income (Loss), for the net impact of these economic foreign currency hedges in Other expense, net and Accumulated other comprehensive income, respectively, and Note 17. Financial Instruments and Fair Value Measures, for further details of these financial instruments. Resideo has no hedging activity as of December 31, 2018.

The following two tables presents related party activity prior to the consummation of the Spin-Off: As Honeywell is no longer a related party, there are no balances as of December 31, 2018.

Due from related parties, current consists of the following:

December 31, 2017
Cash pooling and short-term notes receivables	$10
Related party note receivables, current	7
Receivables from related parties	6
$23

Due to related parties, current consists of the following:

December 31, 2017
Cash pooling and short-term notes payables	$23
Payables to related parties	36
Related parties notes payables, current	1
$60

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

While the Company was owned by Honeywell, a centralized approach to cash management and financing of operations was used. Prior to consummation of the Spin-Off, the Company’s cash was transferred to Honeywell daily and Honeywell funded the Company’s operating and investing activities as needed. Net transfers to and from Honeywell are included within Invested equity on the Consolidated and Combined Statements of Equity. The components of the net transfers to and from Honeywell as of December 31, 2018, 2017 and 2016 are as follows:

	Years Ended December 31,
	2018	2017	2016
General financing activities	$(383)	$(547)	$(384)
Distribution to Honeywell in connection with Spin-Off	(1,415)	-	-
Net contribution of assets and liabilities upon Spin-Off	81	-	-
Unbilled corporate allocations	228	260	240
Purchases from Honeywell	161	168	160
Mandatory transition tax	(85)	156	-
Sales to Honeywell	(12)	(13)	(18)
Stock compensation expense and other compensation awards	16	16	13
Unbilled pension expense	11	14	13
Net increase (decrease) in invested equity	$(1,398)	$54	$24

Note 6. Revenue Recognition

Recently Adopted Accounting Pronouncement

On January 1, 2018, the Company adopted new guidance on revenue from contracts with customers using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. As a result of adopting the new guidance, the Company determined there are no material impacts on the Consolidated and Combined Financial Statements as the Company’s previous revenue recognition was consistent with the new standard.

Disaggregated Revenue

Revenues by channel are as follows:

2018
U.S. and Canada	$2,147
EMEA (1)	456
India	55
Global Distribution	2,658
Comfort	1,114
Security	479
RTS	576
Products and Solutions (2)	2,169
Net revenue	$4,827

(1)	EMEA represents Europe, the Middle East and Africa.
(2)	Products and Solutions sales channel naming convention changed from what was disclosed in the 10-Q. Comfort & Care was broken out into Comfort and RTS.

The Company recognizes the majority of its revenue from performance obligations outlined in contracts with its customers that are satisfied at a point in time. Less than 3% of the Company’s revenue is satisfied over time.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable and unbilled receivables (contract assets), reported in Accounts, notes and other receivables - net, and customer advances and deposits (contract liabilities), reported in Accrued Liabilities, on the Consolidated and Combined Balance Sheet. As of December 31, 2018, contract assets and liabilities are not material.

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

The majority of the Company’s performance obligations are satisfied as of a point in time. Performance obligations are supported by contracts with customers, providing a framework for the nature of the distinct goods, services or bundle of goods and services. The timing of satisfying the performance obligation is typically indicated by the terms of the contract. All performance obligations are expected to be satisfied within one year.

The timing of satisfaction of the Company’s performance obligations does not significantly vary from the typical timing of payment. For some contracts, the Company may be entitled to receive an advance payment.

The Company has applied the practical expedient to not disclose the value of remaining performance obligations for (i) contracts with an original expected term of one year or less or (ii) contracts for which it recognizes revenue in proportion to the amount it has the right to invoice for services performed.

Note 7. Repositioning Charges

A summary of repositioning charge follows:

	Years Ended December 31,
	2018	2017	2016
Severance	$4	$23	$21
Asset impairments	1	1	-
Reserve adjustments	-	(1)	(2)
Total net repositioning charge	$5	$23	$19

The following table summarizes the pretax distribution of total net repositioning charges by statement of operations classification:

	Years Ended December 31,
	2018	2017	2016
Cost of goods sold	$4	$17	$-
Selling, general and administrative expenses	1	6	19
	$5	$23	$19

All of the pretax impact of total net repositioning charges are related to the Products and Solutions segment for the years ended December 31, 2018, 2017 and 2016.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

The Company recognized repositioning charges totaling $5 million, $24 million, and $21 million for the years ended December 31, 2018, 2017 and 2016, respectively, mainly for severance costs related to workforce reductions. The workforce reductions were primarily related to cost savings actions taken in connection with the Company’s productivity and ongoing functional transformation initiatives; factory transitions to more cost-effective locations and site consolidations and organizational realignments.

The following table summarizes the status of total repositioning reserves related to severance cost:

Total
Balance at December 31, 2015	$13
2016 Charges	21
2016 Usage – cash	(18)
2016 Usage – noncash	-
Adjustments	(2)
Foreign currency translation	1
Balance at December 31, 2016	15
2017 Charges (a)	24
2017 Usage – cash	(17)
2017 Usage – noncash (a)	(1)
Adjustments	(1)
Foreign currency translation	2
Balance at December 31, 2017	22
2018 Charges	5
2018 Usage – cash	(9)
2018 Usage – noncash	-
Other	(4)
Foreign currency translation	(1)
Balance at December 31, 2018	$13

(a)	Includes asset impairment of $1 million

Certain repositioning projects in each of the reportable operating segments in 2018, 2017 and 2016 included exit or disposal activities, the costs related to which will be recognized in future periods when the actual liability is incurred. The remaining exit and disposal costs relating to repositioning actions as of December 31, 2018 is expected to be $7 million.

Note 8. Other Expense, Net

	Years Ended December 31,
	2018	2017	2016
Environmental expense	$323	$281	$188
Honeywell reimbursement agreement expense	49	-	-
Other, net	(3)	(2)	(3)
	$369	$279	$185

Refer to Note 21. Commitments and Contingencies for further details on environmental and Honeywell reimbursement expense.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

Note 9. Income Taxes

Prior to the consummation of the Spin-Off, Resideo’s operating results were included in Honeywell’s various consolidated U.S. federal and state income tax returns, as well as non-U.S. filings. For the purposes of the Company's Consolidated and Combined Financial Statements for periods prior to the Separation, income tax expense and deferred tax balances have been recorded as if the Company filed tax returns on a standalone basis separate from Honeywell. The Separate Return Method applies the accounting guidance for income taxes to the standalone financial statements as if the Company was a separate taxpayer and a standalone enterprise prior to the separation from Honeywell.

Income before taxes

	Years Ended December 31,
	2018	2017	2016
U.S.	$(169)	$(107)	$47
Non-U.S.	273	273	263
	$104	$166	$310

Income tax expense (benefit)

	Years Ended December 31,
	2018	2017	2016
Tax expense (benefit) consists of:
Current:
U.S.	$(26)	$215	$88
Non-U.S.	48	48	49
	$22	$263	$137
Deferred:
U.S.	$(15)	$(6)	$2
Non-U.S.	(308)	303	(6)
	(323)	297	(4)
	$(301)	$560	$133

	Years Ended December 31,
	2018	2017	2016
The U.S. federal statutory income tax rate is reconciled to the effective income tax rate as follows:
U.S. federal statutory income tax rate	21.0%	35.0%	35.0%
Taxes on non-U.S. earnings below U.S. tax rate	(7.3)	(33.4)	(15.2)
U.S. state income taxes	6.4	3.4	2.5
Reserves for tax contingencies	(4.3)	3.2	0.8
U.S. Tax Reform and related items	(385.1)	273.1	-
GILTI/FDII	6.0	-	-
Non-deductible expenses	75.4	58.8	20.5
Tax credits	(2.1)	(1.4)	(1.0)
All other items – net (a)	0.6	(1.4)	0.3
	(289.4)%	337.3%	42.9%

(a)	Prior years adjusted to separately state “Tax Credits”.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

The effective tax rate decreased in 2018 compared to 2017. The decrease was primarily attributable to tax benefits attributable to the internal restructuring of Resideo’s business in advance of its anticipated spin-off, adjustments to the provisional tax amount related to U.S. Tax Reform, adjustments to income tax reserves, partially offset by tax expense related to Global Intangible Low Taxed Income (“GILTI”). The Company’s non-U.S. effective tax rate was (95.2)%, a decrease compared to 2017. The year-over-year decrease in the non-U.S. effective tax rate was primarily driven by increased tax benefits attributable to internal restructuring of Resideo’s business and a change in assertion to permanently reinvest unremitted earnings.

The effective tax rate increased in 2017 compared to 2016. The increase was primarily attributable to the provisional impact of U.S. tax reform (see “the Tax Act” further discussed below) and an increase in non-deductible expenses. The Company’s non-U.S. effective tax rate was 128.6%, an increase compared to 2016. The year-over-year increase in the non-U.S. effective tax rate was primarily driven by Honeywell’s change in assertion regarding foreign unremitted earnings in connection with the Tax Act.

Deferred tax assets (liabilities)

The tax effects of temporary differences and tax carryforwards which give rise to future income tax benefits and payables are as follows:

	Years Ended December 31,
	2018	2017
Deferred tax assets:
Pension	$25	$-
Other asset basis differences	73	-
Accruals and reserves	34	11
Net operating and capital losses	31	38
Gross deferred tax assets	163	49
Valuation allowance	(29)	(36)
Total deferred tax assets	$134	$13
Deferred tax liabilities:
Intangibles	$(53)	$(55)
Property, plant and equipment	(16)	(14)
Unremitted earnings of foreign subsidiaries	-	(314)
Other	(6)	(2)
Total deferred tax liabilities	(75)	(385)
Net deferred tax asset / (liability)	$59	$(372)

Deferred tax assets:

Gross deferred tax assets include $134 million related to non-U.S. operations comprised principally of deductible temporary differences attributable to fixed assets and intangibles. The Company maintains a valuation allowance of $29 million against a portion of the non-U.S. gross deferred tax assets. The change in the valuation allowance resulted in increases (decrease) of $(1) million, $4 million and $9 million to tax expense in 2018, 2017 and 2016, respectively. The remaining reduction of $6 million to valuation allowance as compared to 2017 relates to the reversal of net operating losses recorded in the pre-spin period in accordance with the separate return method. These losses were fully valued and the reversal did not impact income tax expense. In the event the Company determines that it will not be able to realize its net deferred tax assets in the future, it will reduce such amounts through an increase to tax expense in the period such determination is made. Conversely, if the Company determines that it will be able to realize net deferred tax assets in excess of the carrying amounts, it will decrease the recorded valuation allowance through a reduction to tax expense in the period that such determination is made.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

The Company has not provided deferred taxes on unremitted earnings of its foreign affiliates that exist at December 31, 2018 as the earnings are considered permanently reinvested. The Company intends to continue to reinvest these earnings in international operations. If the Company determines at a later date to distribute these earnings to the U.S., the Company would be required to provide the net tax effects on these distributions. The Company estimates the total tax effect of these distributions would be approximately $18 million under current enacted tax laws.

As of December 31, 2018, net operating loss, capital loss and tax credit carryforwards were as follows:

Jurisdiction	Expiration Period	Net Operating Loss Carryforwards
Non-U.S.	2023	$11
Non-U.S.	Indefinite	104
		$115

Many jurisdictions impose limitations on the timing and utilization of net operating loss carryforwards. In those instances where the net operating loss or tax credit carryforward will not be utilized in the carryforward period due to the limitation, the deferred tax asset and amount of the carryforward have been reduced.

	2018	2017	2016
Change in unrecognized tax benefits:
Balance at beginning of year	$20	$20	$19
Gross increases related to current period tax positions	-	2	2
Gross increases related to prior periods tax positions	2	4	1
Gross decreases related to prior periods tax positions	-	(3)	-
Decrease related to resolutions of audits with tax authorities	(2)	(4)	(1)
Expiration of the statute of limitations for the assessment of taxes	-	-	(1)
Reclass to indemnity payable	(18)	-	-
Foreign Currency Translation	-	1	-
Balance at end of year	$2	$20	$20

As of December 31, 2018, 2017 and 2016 there were $2 million, $20 million and $20 million of unrecognized tax benefits, respectively, that if recognized would be recorded as a component of income tax expense.

Unrecognized tax benefits for examinations in progress were $- million, $7 million and $8 million, as of December 31, 2018, 2017 and 2016, respectively. Estimated interest and penalties related to the underpayment of income taxes are classified as a component of Tax expense in the Consolidated and Combined Statement of Operations and totaled $(1) million of expense, $1 million of expense and $2 million expense for the years ended December 31, 2018, 2017 and 2016, respectively. Accrued interest and penalties were $1 million, $7 million and $7 million, as of December 31, 2018, 2017 and 2016, respectively.

U.S. Tax Reform

On December 22, 2017, the U.S. government enacted U.S. Tax Reform, which included changes to the taxation of foreign earnings by implementing a dividend exemption system, expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. The U.S. Tax Reform also included a permanent reduction in the corporate tax rate, repeal of the corporate alternative minimum tax, expensing of capital investment, and limitation of the deduction for interest expense. Furthermore, as part of the transition to the new tax system, a one-time transition tax was imposed on a U.S. shareholder’s historical undistributed earnings of foreign affiliates.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

As described in the Combined Financial Statements for the year ended December 31, 2017, the Company reasonably estimated certain effects of U.S. Tax Reform and, therefore, recorded provisional amounts, including the deemed repatriation transition tax and withholding taxes on undistributed earnings. For the year ended December 31, 2018, the Company recorded an adjustment to the provisional tax amount related to the deemed repatriation transition tax and taxes on undistributed earnings of $(85.4) million and $(234.7) million, respectively. This adjustment results in a decrease to the effective tax rate for the year ended December 31, 2018 of 307.8%. The adjustment reflects the revised determination of the fair value of assets and liabilities of legal entities included in the Company’s business. The Company has finalized the accounting for the tax effects within the prescribed measurement period.

Corporate Tax Rate Change—The Company recorded a total tax benefit of approximately $17 million due to the decrease in the corporate statutory tax rate from 35% to 21%. The tax benefit from the change in tax rates results from the Company’s deferred tax liability position as of December 31, 2017 for the excess of its net book value over its tax basis of its U.S. assets and liabilities that will generate future taxable income in excess of book income. This additional taxable income will be subject to tax at a lower corporate tax rate, consequently reducing the Company’s deferred tax liability. There was no measurement period adjustment related to the Corporate Tax Rate Change.

Mandatory Transition Tax—The Company recorded a total tax charge of approximately $70.6 million due to the imposition of the mandatory transition tax (“MTT”) on the deemed repatriation of undistributed foreign earnings. The amount reflects a provisional charge of $156 million decreased by a measurement period adjustment of approximately $85.4 million recorded during 2018. The change in the provisional estimate primarily relates to the revised determination of the fair value of assets and liabilities of legal entities included in the Company’s business, which is utilized to allocate earnings and profit for purposes of calculating the deemed repatriation tax.

Undistributed Foreign Earnings— The Company recorded a total tax charge of approximately $79.3million due to Honeywell’s intent at December 31, 2017 to no longer permanently reinvest the historical unremitted earnings of its foreign affiliates that existed as of December 31, 2017. This amount includes a provisional charge of $314 million decreased by measurement period adjustment of $234.7 million recorded as a reduction to tax expense. The change in the provisional estimate primarily relates to the revised determination of the fair value of assets and liabilities of legal entities included in the Company’s business, which is utilized to allocate earnings and profit for purposes of calculating the undistributed foreign earnings prior to the spin and the Company’s decision, after the separation, to permanently reinvest the historical unremitted earnings of its foreign affiliates.

Global Intangible Low Taxed Income—U.S. Tax Reform imposes a U.S. tax on global intangible low taxed income (“GILTI”) that is earned by certain foreign affiliates owned by a U.S. shareholder. GILTI is generally intended to impose tax on the earnings of a foreign corporation that are deemed to exceed a certain threshold return relative to the underlying business investment. The Company has made a policy election to treat future taxes related to GILTI as a current period expense in the reporting period in which the tax is incurred.

Note 10. Accounts Receivables—Net

	December 31,
	2018	2017
Accounts receivables, net	$833	$792
Less - Allowance for doubtful accounts	(12)	(13)
	$821	$779

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

Note 11. Inventories

	December 31,
	2018	2017
Raw materials	$167	$108
Work in process	34	21
Finished products	427	336
	$628	$465

Note 12. Property, Plant and Equipment—Net

	December 31,
	2018	2017
Land and improvements	$6	$6
Machinery and equipment	510	532
Buildings and improvements	246	245
Construction in progress	64	39
Others	27	16
	853	838
Less - Accumulated depreciation	(553)	(573)
	$300	$265

Depreciation expense was $45 million, $57 million and $57 million in 2018, 2017 and 2016, respectively.

Note 13. Goodwill and Other Intangible Assets—Net

The change in the carrying amount of goodwill for the years ended December 31, 2018 and 2017 by segment is as follows:

	Global Distribution Goodwill	Products and Solutions Goodwill	Total
Balance as of December 31, 2016	$629	$1,965	$2,594
Acquisitions/Divestitures	-	4	4
Currency translation adjustment	16	34	50
Balance as of December 31, 2017	645	2,003	2,648
Acquisitions/Divestitures	-	-	-
Currency translation adjustment	(6)	(8)	(14)
Balance as of December 31, 2018	$639	$1,995	$2,634

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

Other intangible assets with finite lives are comprised of:

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Determinable life intangibles:
Patents and technology	$27	$(16)	$11	$25	$(11)	$14
Customer relationships	170	(95)	75	178	(89)	89
Trademarks	9	(6)	3	9	(6)	3
Software	122	(78)	44	105	(71)	34
	$328	$(195)	$133	$317	$(177)	$140

Intangible assets amortization expense was $21 million, $10 million and $7 million in 2018, 2017 and 2016, respectively. Estimated intangible asset amortization expense for each of the next five years approximates $18 million in 2019, $17 million in 2020, $13 million in 2021, $11 million in 2022 and $9 million in 2023.

Note 14. Accrued Liabilities

	December 31,
	2018	2017
Obligations payable to Honeywell	$140	$-
Taxes payable	76	-
Compensation, benefit and other employee related	73	65
Customer rebate reserve	59	49
Product warranties and performance guarantees	26	17
Repositioning	13	22
Environmental costs	2	204
Other (primarily operating expenses)	114	52
	$503	$409

Refer to Note 21. Commitments and Contingencies for further details on environmental and Honeywell reimbursement expense.

Note 15. Long-term Debt and Credit Agreement

The Company had no debt outstanding as of December 31, 2017. The Company’s debt at December 31, 2018 consisted of the following:

	December 31,	December 31,
	2018	2017
6.125% notes due 2026	$400	$-
Five year variable rate term loan A due 2023	350
Seven year variable rate term loan B due 2025	475	-
Unamortized debt issuance costs	(24)	-
Total outstanding indebtedness	1,201	-
Less: amounts due within one year	(22)	-
Total long-term debt due after one year	$1,179	$-

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

Scheduled principal repayments under the Senior Credit Facilities (defined below) and Senior Notes (defined below) subsequent to December 31, 2018 are as follows:

December 31,
2018
2019	$22
2020	22
2021	40
2022	57
2023	232
Thereafter	852
1,225
Less: amounts due within one year	(22)
$1,203

Senior Notes

In October of 2018, the Company issued $400 million in principal amount 6.125% senior unsecured notes due in 2026 (the "Senior Notes"). The Senior Notes are senior unsecured and unsubordinated obligations of Resideo and rank equally with all of Resideo’s existing and future senior unsecured debt and senior to all of Resideo’s subordinated debt.

Resideo may at its option, redeem the Senior Notes in whole or part prior to November 1, 2021, at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed, plus accrued and unpaid interest, if any, plus a “make- whole” premium. On or after November 1, 2021 Resideo may at its option, redeem the Senior Notes in whole or in part plus accrued and unpaid interest, plus a fixed redemption percentage on the principal amount of the Senior Notes redeemed of (i) 104.594% if redeemed during the twelve-month period beginning on November 1, 2021 (ii) 103.063% if redeemed during the twelve-month period beginning on November 1, 2022, (iii) 101.531% if redeemed during the twelve-month period beginning on November 1, 2023, (iv) 100% if redeem on or after November 1, 2024.

The Company incurred approximately $8 million in debt issuance costs related to the Senior Notes. The debt issuance costs associated with the Senior Notes are recorded as a reduction of the principal balance of the debt. All issuance costs are being amortized through interest expense for the duration of each respective debt facility.

Credit Agreement

On October 25, 2018, in connection with the consummation of the Spin-Off, the Company as the borrower, entered into a Credit Agreement with JP Morgan Chase Bank N.A. as administrative agent (the “Credit Agreement”).

In October of 2018, the Company incurred substantial indebtedness in the form of a seven-year LIBOR plus 2.00% senior secured first-lien term B loan facility in an aggregate principal amount of $475 million (the "Term B Facility") and a five-year LIBOR plus 2.00% senior secured first-lien term A loan facility in an aggregate principal amount of $350 (the "Term A Facility" and, together with the Term B Facility, the "Term Loan Facilities"). The Term Loan Facilities interest rate for the period ending December 31, 2018 was 4.49%. The Company is obligated to make quarterly principal payments throughout the term of the Term Loan Facilities according to the amortization provisions in the Credit Agreement. Borrowings under the Credit Agreement are able to be prepaid at the Company’s option without premium or penalty other than a 1.00% prepayment premium that may be payable in connection with certain repricing transactions within a certain period of time after the closing date. Amounts repaid or prepaid in respect of Term Loan Facilities may not be re-borrowed.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

In October of 2018, the Company established a five-year senior secured first-lien revolving credit facility to be used for the Company’s working capital and other cash needs from time to time in an aggregate principal amount of $350 million (the "Revolving Credit Facility" and, together with the Term Loan Facilities, the "Senior Credit Facilities"). The interest rate on the Revolving Credit Facility borrowings, are based on, at the option of the Company, either, (i) the rate of interest last quoted by The Wall Street Journal as the “prime rate” in the United States, (ii) the greater of the federal funds effective rate and the overnight bank funding rate, plus 0.5% and (iii) the one month adjusted LIBOR rate, plus 1.00% per annum. If the Company chooses to make a LIBOR borrowing on a one, two, three or six-month basis, the interest rate will be based on an adjusted LIBOR rate (which shall not be less than zero) based on the interest period for the borrowing. The applicable margin for the Term B Facility is currently 2.00% per annum (for LIBOR loans) and 1.00% per annum (for base rate loans). The applicable margin for each of the Term A Facility and the Revolving Credit Facility varies from 2.00% per annum to 1.50% per annum (for LIBOR loans) and 1.00% to 0.50% per annum (for base rate loans) based on the Company’s leverage ratio. Accordingly, the interest rates for the Senior Credit Facilities will fluctuate during the term of the Credit Agreement based on changes in the base rate, LIBOR or future changes in our leverage ratio. Interest payments with respect to the borrowings are required either on a quarterly basis (for base rate loans) or at the end of each interest period (for LIBOR loans) or, if the duration of the applicable interest period exceeds three months, then every three months. The Revolving Credit Facility has a quarterly commitment fee based on the unused portion, which is determined by the Company’s leverage ratio and ranges from 0.25% to 0.35% per annum. At December 31, 2018, there were no borrowings and $19 million of letters of credit issued under the $350 million Credit Facility.

The Company incurred approximately $16 million in debt issuance costs related to the Term Loans and $5 million in costs related to the Revolving Credit Facility. The debt issuance costs associated with the Term Loans were recorded as a reduction of the principal balance of the debt, and the Revolving Credit Facility costs were capitalized in Other assets. The issuance costs are being amortized through Interest expense for the duration of each respective debt facility.

The net proceeds from the borrowings under the Credit Agreement and the offering of the Senior Notes were used as part of the financing for the Spin-Off. The interest expense for the Senior Notes and Credit Agreement during the year ended December 31, 2018 was $13 million, which includes the amortization of debt issuance cost and debt discounts.

The Credit Agreement and Senior Notes contain customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock of the Company, enter into transactions with affiliates, make investments, make capital expenditures, merge or consolidate with others or dispose of assets. The Credit Agreement also contains financial covenants that require the Company to maintain a Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) of not less than 2:75 to 1:00 and to maintain a Consolidated Total Leverage Ratio of (i) 4:00 to 1:00 or less for the fiscal quarter ending December 31, 2018, through and including the fiscal quarter ending September 30, 2019, (ii) 3:75 to 1:00 or less for the fiscal quarter ending December 31, 2019, through and including the fiscal quarter ending September 31, 2020, (iii) 3:50 to 1:00 or less for the fiscal quarter ending December 31, 2020, through and including the fiscal quarter ending September 30, 2021 and (iv) 3:25 to 1:00 or less for the fiscal quarter ending December 31, 2021, and each fiscal quarter thereafter. As of December 31, 2018, the Company was in compliance with all covenants related to the Credit Agreement and Senior Notes.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

Note 16. Lease Commitments

Future minimum lease payments under operating leases having initial or remaining non cancellable lease terms in excess of one year are as follows:

At December 31, 2018
2019	$39
2020	33
2021	28
2022	22
2023	15
Thereafter	17
$154

Rent expense was $39 million, $39 million and $38 million in 2018, 2017 and 2016, respectively.

Note 17. Financial Instruments and Fair Value Measures

Credit and Market Risk—The Company continually monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. The terms and conditions of credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer.

Deferred Incentive Compensation Plan—Represents investments held in a deferred incentive compensation plan, which are included in Other assets on the accompanying Consolidated and Combined Balance Sheet. The fair value of the assets held in the funded deferred incentive compensation plan is based on quoted market prices.

Foreign Currency Risk Management—The Company conducts its business on a multinational basis in a wide variety of foreign currencies. It is exposed to market risks from changes in currency exchange rates. These exposures may impact future earnings and/or operating cash flows. The exposure to market risk for changes in foreign currency exchange rates arises from transactions arising from international trade, foreign currency denominated monetary assets and liabilities, and international financing activities between subsidiaries. The Company relies primarily on natural offsets to address the exposures and may supplement this approach from time to time by entering into forward and option hedging contracts. As of December 31, 2018 there were no forward or hedging contracts.

Senior Notes and Credit Agreement—As of December 31, 2018, the Company assessed the amount recorded under the Term Loans, the Senior Notes, and the Revolving Credit Facility and determined such amounts approximated fair value. The fair values of the debt are based on the quoted inactive prices and are therefore classified as Level 2 within the valuation hierarchy.

The carrying value of cash and cash equivalents, account receivables, due from related parties, account payables and due to related parties contained in the Consolidated and Combined Balance Sheet approximates fair value.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

Fair Value of Financial Instruments—The FASB’s accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The FASB’s guidance classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Quoted prices in active markets for identical assets or liabilities;
Level 2	Observable inputs other than the quoted prices in active markets for identical assets and liabilities; and
Level 3	Unobservable inputs for which there is little or no market data, which require the Company to develop assumptions of what market participants would use in pricing the asset or liability.

Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Note 18. Other Liabilities

	Years Ended December 31,
	2018	2017
Environmental	$18	$333
Other	11	13
	$29	$346

Refer to Note 21. Commitments and Contingencies for further details on environmental and Honeywell reimbursement expense

Note 19. Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated other comprehensive income (loss) are provided in the tables below.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Foreign Exchange Translation Adjustment	Pension Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$(170)	$-	$1	$(169)
Other comprehensive income (loss) before reclassifications	70	-	(3)	67
Amounts reclassified from accumulated other comprehensive (loss) (a)	-	-	2	2
Net current period other comprehensive income (loss)	70	-	(1)	69
Balance at December 31, 2017	$(100)	$-	$-	$(100)
Other comprehensive income (loss) before reclassifications (b)	(77)	(7)	(4)	(88)
Amounts reclassified from accumulated other comprehensive (loss) (a)	-	-	4	4
Net current period other comprehensive income (loss)	(77)	(7)	-	(84)
Pension transfers (c)	-	(5)	-	(5)
Balance at December 31, 2018	$(177)	$(12)	$-	$(189)

(a) Amount reclassified to net revenue
(b) The Pension adjustment of $7 million is shown net of a $2 million tax benefit
(c) Transferred at the spin date and is shown net of a $3 million tax benefit

Note 20. Stock-Based Compensation Plans

On October 29, 2018, the Board adopted, and Honeywell, as the Company’s sole shareholder, approved, the 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates, as may be amended from time to time (the “Stock Incentive Plan”). On or about December 21, 2018, our Board adopted the Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates. The Stock Incentive Plan provides for the grant of Stock Options, Stock Appreciation Rights, Restricted Stock Units, Restricted Stock, Other Stock-Based Awards and Cash-Based Awards. The maximum aggregate number of shares of the Company’s common stock that may be issued under the restricted stock units granted under the Stock Incentive Plan is 15,000,000.

Summary of Restricted Stock Unit Activity

Restricted stock unit (“RSU”) awards entitle the holder to receive one share of common stock for each unit when the units vest. RSUs are issued to certain key employees and to non-employee directors. RSUs typically become fully vested over periods ranging from 1 to 7 years and are payable in Resideo common stock upon vesting. As of December 31, 2018 11,661,816 shares were available to be granted as RSUs under the Stock Incentive Plan.

Since the Spin-Off on October 29, 2018, the Company has granted the following awards:

•	1,809,644 RSUs were granted to employees of Resideo with 4 year vesting periods in accordance with the Stock Incentive Plan

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

•

Honeywell stock options, RSUs, and performance based awards held by certain of the key employees who would otherwise forfeit prior Honeywell awards as a result of the Spin-Off were issued replacement grants in the amount of 1,411,395 RSUs with substantially the same vesting schedule as the forfeited awards. Compensation expense for these awards will continue to be recognized ratably over the remaining term of the unvested awards, which ranged from 1 to 4 years as of the date of the Spin-Off

•	117,145 RSUs were granted to members of the Board of Directors for annual director compensation with 1 to 4 year vesting periods in accordance with the Stock Incentive Plan

The following table summarizes RSU activity related to the Stock Incentive Plan:

	RSUs
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested as of October 30, 2018	-	$-
Granted	3,338,184	24.05
Vested	-	-
Forfeited	-	-
Non-vested as of December 31, 2018	3,338,184	$24.05

As of December 31, 2018, there was approximately $55 million of total unrecognized compensation cost related to non-vested RSUs granted under the Stock Incentive Plan, which is expected to be recognized over a weighted-average period of 3.53 years.

Summary of Stock-Based Compensation

The following table summarizes stock-based compensation expense and the related tax benefits under the Company’s plans:

2018
Stock-based compensation expense before income taxes	$20
Less income tax benefit	(5)
Stock-based compensation expense, net of income taxes	$15

Certain share-based compensation expense relates to stock based awards awarded to key employees of the Company as part of Honeywell’s incentive compensation plans prior to the Spin-Off. Such share-based compensation expense was $16 million, $16 million and $13 million for the period from January 1, 2018 until October 29, 2018 and the years ended December 31, 2017 and 2016, respectively, of which approximately $6 million, $5 million and $3 million, respectively, are specifically identifiable to the Company’s employees, and $10 million, $11 million and $10 million, respectively, are attributable to shared employees not specifically identifiable to the Company.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

Note 21. Commitments and Contingencies

Environmental Matters

The Company is subject to various federal, state, local and foreign government requirements relating to the protection of the environment. It believes that, as a general matter, its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and personal injury and that its handling, manufacture, use and disposal of hazardous substances are in accordance with environmental and safety laws and regulations. The Company has incurred remedial response and voluntary cleanup costs for site contamination and are a party to lawsuits and claims associated with environmental and safety matters, including products containing hazardous substances. Additional lawsuits, claims and costs involving environmental matters are likely to continue to arise in the future.

With respect to environmental matters involving site contamination, the Company continually conducts studies, individually or jointly with other potentially responsible parties, to determine the feasibility of various remedial techniques. It is its policy to record appropriate liabilities for environmental matters when remedial efforts or damage claim payments are probable and the costs can be reasonably estimated. Such liabilities are based on the best estimate of the undiscounted future costs required to complete the remedial work. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other potentially responsible parties, technology and information related to individual sites, the Company does not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities. The Company expects to fund expenditures for these matters from operating cash flow. The timing of cash expenditures depends on a number of factors, including the timing of remedial investigations and feasibility studies, the timing of litigation and settlements of remediation liability, personal injury and property damage claims, regulatory approval of cleanup projects, remedial techniques to be utilized and agreements with other parties.

The Company accrues costs related to environmental matters when it is probable that it has incurred a liability related to a contaminated site and the amount can be reasonably estimated. Environmental-related expenses are presented within Cost of goods sold for operating sites and Other expense, net for non-operating sites in the Combined Statements of Operations.

The following table summarizes information concerning the recorded liabilities for environmental costs. On October 29, 2018, upon the consummation of the Spin-Off, certain environmental liabilities became subject to the Honeywell Reimbursement Agreement and were reclassified to Obligations payable to Honeywell. For additional information, see Honeywell Reimbursement Agreement below.

	Years Ended December 31,
	2018	2017	2016
Beginning of year	$537	$453	$474
Accruals for environmental matters deemed probable and reasonably estimable	340	282	190
Environmental liability payments	(179)	(198)	(211)
Less: Change due to the Honeywell Reimbursement Agreement Payments	(86)	-	-
Less: Liabilities subject to the Honeywell Reimbursement Agreement Payments	(592)	-	-
End of year	$20	$537	$453

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

The $86 million change due to the Honeywell Reimbursement Agreement represents a reduction in the estimated liability driven by the terms of Honeywell Reimbursement Agreement at October 29, 2018. Pursuant to the Honeywell Reimbursement Agreement, the Company is responsible to indemnify Honeywell in amounts equal to 90% of the environmental-liability payments of certain sites, less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales. Prior to the Spin-Off our estimated liability for resolution of the same pending and future environmental-related liabilities was calculated as if it was responsible for 100% of the environmental-liability payments. In addition, prior to Spin-Off, these costs were calculated on the gross basis, excluding any insurance receipts or proceeds received by Honeywell.

Environmental liabilities are included in the following balance sheet accounts:

	December 31,
	2018	2017
Accrued liabilities	$2	$204
Other liabilities	18	333
	$20	$537

The Company does not currently possess sufficient information to reasonably estimate the amounts of environmental liabilities to be recorded upon future completion of studies, litigation or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined although they could be material to our combined results of operations and operating cash flows in the periods recognized or paid.

Honeywell Reimbursement Agreement

On October 29, 2018, in connection with the Spin-Off, the Company entered into the Honeywell Reimbursement Agreement with Honeywell pursuant to which the Company has an obligation to make cash payments to Honeywell in amounts equal to 90% of payments for certain Honeywell environmental-liability payments, which include amounts billed (“payments”), less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales (the “recoveries”). The amount payable by the Company in respect of such liabilities arising in respect of any given year will be subject to a cap of $140 million (exclusive of any late payment fees up to 5% per annum). The scope of the Company’s current environmental remediation obligations subject to the Honeywell Reimbursement Agreement relates to approximately 230 sites or groups of sites that are undergoing environmental remediation under U.S. federal or state law and agency oversight for contamination associated with Honeywell legacy business operations. The ongoing environmental remediation is designed to address contaminants at upland and sediment sites, which include, among others, metals, organic compounds and polychlorinated biphenyls, through a variety of methods, which include, among others, excavation, capping, in-situ stabilization, groundwater treatment and dredging. In addition, the company obligations subject to the Honeywell Reimbursement Agreement will include certain liability with respect to (i) hazardous exposure or toxic tort claims associated with the specified sites that arise after the Spin-Off, if any, (ii) currently unidentified releases of hazardous substances at or associated with the specified sites, (iii) other environmental claims associated with the specified sites and (iv) consequential damages.

Payments in respect of the liabilities arising in a given year will be made quarterly throughout such year on the basis of an estimate of the liabilities and recoveries provided by Honeywell. Following the end of any such year, Honeywell will provide the company with a calculation of the amount of payments and the recoveries actually received.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

Payment amounts under the Honeywell Reimbursement Agreement will be deferred to the extent that a specified event of default has occurred and is continuing under certain indebtedness, including under the Company’s principal credit agreement, or the payment thereof causes the Company to not be compliant with certain financial covenants in certain indebtedness, including the Company’s principal credit agreement on a pro forma basis, including the maximum total leverage ratio (ratio of consolidated debt to consolidated EBITDA, which excludes any amounts owed to Honeywell under the Honeywell Reimbursement Agreement), and the minimum interest coverage ratio. A 5% late payment fee will accrue on all amounts that are not otherwise entitled to be deferred under the terms of the Honeywell Reimbursement Agreement, without prejudice to any other rights that Honeywell may have for late payments.

The obligation will continue until the earlier of: (1) December 31, 2043; or (2) December 31 of the third consecutive year during which the annual reimbursement obligation (including in respect of deferred payment amounts) has been less than $25 million.

The following table summarizes information concerning our Honeywell Reimbursement Agreement liabilities:

Year Ended December 31, 2018
Beginning of year	$-
Liabilities subject to the Honeywell Reimbursement Agreement Payments	592
Accruals for indemnification liabilities deemed probable and reasonably estimable	49
Indemnification payment	(25)
End of year	$616

Honeywell Reimbursement Agreement liabilities are included in the following balance sheet accounts:

Year Ended December 31, 2018
Accrued liabilities	$140
Obligations payable to Honeywell	476
$616

The Company does not currently possess sufficient information to reasonably estimate the amounts of indemnification liabilities to be recorded upon future completion of studies, litigation or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined although they could be material to our combined results of operations and operating cash flows in the periods recognized or paid.

Independent of the company’s payments under the Honeywell Reimbursement Agreement, the company will have ongoing liability for certain environmental claims which are part of the Company’s going forward business.

Tax Matters Agreement

On October 29, 2018, in connection with the Spin-Off, the Company entered into a Tax Matters Agreement (the “Tax Matters Agreement”) with Honeywell pursuant to which it is responsible and will indemnify Honeywell for all taxes, including income taxes, sales taxes, VAT and payroll taxes, relating to our business for all periods, including periods prior to the consummation of the Spin-Off. In addition, the Tax Matters Agreement addresses the allocation of liability for taxes that are incurred as a result of restructuring activities undertaken to effectuate the Spin-Off.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

In addition, the Tax Matters Agreement provides that the Company is required to indemnify Honeywell for any taxes (and reasonable expenses) resulting from the failure of the Spin-Off and related internal transactions to qualify for their intended tax treatment under U.S. federal, state and local income tax law, as well as foreign tax law, where such taxes result from (a) breaches of covenants and representations it makes and agrees to in connection with the Spin-Off, (b) the application of certain provisions of U.S. federal income tax law to these transactions or (c) any other action or omission (other than actions expressly required or permitted by the Separation and Distribution Agreement, the Tax Matters Agreement or other ancillary agreements) the Company takes after the consummation of the Spin-Off that gives rise to these taxes. As of December 31, 2018, the Company has indemnified Honeywell for $153 million, which is included in Obligations payable to Honeywell.

The Tax Matters Agreement imposes certain restrictions on us and our subsidiaries (including restrictions on share issuances, redemptions or repurchases, business combinations, sales of assets and similar transactions) that are designed to address compliance with Section 355 of the Internal Revenue Code of 1986, as amended, and are intended to preserve the tax-free nature of the Spin-Off. Under the Tax Matters Agreement, these restrictions will apply for two years following the consummation of the Spin-Off, unless Honeywell gives its consent for us to take a restricted action, which it is permitted to grant or withhold at its sole discretion. Even if Honeywell does consent to our taking an otherwise restricted action, the Company will remain liable to indemnify Honeywell in the event such restricted action gives rise to an otherwise indemnifiable liability. These restrictions may limit the Company’s ability to pursue strategic transactions or engage in new businesses or other transactions that may maximize the value of its business, and might discourage or delay a strategic transaction that stockholders may consider favorable.

Trademark Agreements

The Company and Honeywell entered into a 40-year Trademark License Agreement (“the Trademark Agreement”) that authorizes the Company’s use of certain license trademarks in the operation of Resideo’s business for the advertising, sale and distribution of certain licensed products. In exchange, the Company will pay a royalty fee of 1.5% on net revenue to Honeywell related to such licensed products which is recorded in Selling, general and administrative expense on the Consolidated and Combined Statements of Operations. For the period ended December 31, 2018, royalty fees were $4 million, net of a one-time credit of $2 million received for inventory on hand as of the Spin-Off.

Other Matters

The Company is subject to other lawsuits, investigations and disputes arising out of the conduct of its business, including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employee benefit plans, intellectual property, and environmental, health and safety matters. The Company recognizes a liability for any contingency that is probable of occurrence and reasonably estimable. The Company continually assesses the likelihood of adverse judgments of outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. To date, no such matters are material to the Consolidated and Combined Statements of Operations.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

Warranties and Guarantees

In the normal course of business the Company issues product warranties and product performance guarantees. It accrues for the estimated cost of product warranties and performance guarantees based on contract terms and historical experience at the time of sale. Adjustments to initial obligations for warranties and guarantees are made as changes to the obligations become reasonably estimable. Product warranties and product performance guarantees are included in Accrued liabilities. The following table summarizes information concerning recorded obligations for product warranties and product performance guarantees.

	Years Ended December 31,
	2018	2017	2016
Beginning of year	$17	$24	$27
Accruals for warranties/guarantees issued during the year	17	10	7
Adjustment of pre-existing warranties/guarantees	(1)	(4)	-
Settlement of warranty/guarantee claims	(7)	(13)	(10)
End of year	$26	$17	$24

Note 22. Pension

Prior to the Spin-Off, certain of Resideo’s employees participated in multiple U.S. and non-U.S. defined benefit pension plans (the “Shared Plans”) sponsored by Honeywell which includes participants of other Honeywell subsidiaries and operations. The Company accounted for participation in the Shared Plans as a multiemployer benefit plan. Accordingly, it did not record an asset or liability to recognize the funded status of the Shared Plans. The related pension expense was allocated based on annual service cost of active participants and reported within Costs of goods sold and Selling, general and administrative expenses in the Consolidated and Combined Statements of Operations. The pension expense related to participation in the Shared Plan for the period from January 1, 2018 until October 29, 2018 and years ended December 31, 2017 and 2016 was $11 million, $16 million and $16 million, respectively.

As of the date of separation from Honeywell, these employees’ and certain former Honeywell employees’ entitlement to benefits in Honeywell’s plans were transferred to Resideo sponsored plans.

The Resideo defined benefit pension plans have substantially similar benefit formulas as the Honeywell defined benefit pension plans. Moreover, vesting service, benefit accrual service and compensation credited under the Honeywell defined benefit pension plans apply to the determination of pension benefits under the Resideo defined benefit pension plan.

The Company sponsors multiple funded and unfunded U.S. and non-U.S. defined benefit pension plans. Pension benefits for many of its U.S. employees are provided through non-contributory, qualified and non-qualified defined benefit plans. It also sponsors defined benefit pension plans which cover non-U.S. employees who are not U.S. citizens, in certain jurisdictions, principally Germany, Austria, Belgium and Switzerland.

RESIDEO TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

The following tables summarize the balance sheet impact, including the benefit obligations, assets and funded status associated with the significant pension plans.

	Pension Benefits
	U.S. Plans	Non-U.S. Plans
Change in benefit obligation:
Benefit obligation at October 29, 2018 (Spin-Off)	$279	$95
Service cost	1	1
Interest cost	2	-
Actuarial (gains) losses	5	(3)
Benefits paid	(1)	-
Foreign currency translation	-	-
Benefit obligation at December 31, 2018	$286	$93
Change in plan assets:
Fair value of plan assets at October 29, 2018 (Spin-Off)	$279	$20
Actual loss on plan assets	(4)	-
Company contributions	-	-
Benefits paid	(1)	-
Foreign currency translation	-	-
Fair value of plan assets at December 31, 2018	274	20
Funded status of plans	$(12)	$(73)
Amounts recognized in the Balance Sheet consist of:
Accrued pension liabilities - noncurrent (1)	$(12)	$(73)
Net amount recognized	$(12)	$(73)

(1) Included in Pension obligations

Amounts recognized in Accumulated other comprehensive (income) loss associated with significant pension plans at December 31, 2018 are as follows:

	Pension Benefits
	U.S. Plans	Non-U.S. Plans
Prior service credit	$(4)	$-
Net actuarial loss	16	5
Net amount recognized	$12	$5

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

The components of net periodic benefit cost and other amounts recognized in Comprehensive (income) loss for significant pension plan include the following components:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2018	2017	2016	2018	2017	2016
Net Periodic Benefit Cost
Service cost	$1	$-	$-	$1	$-	$-
Interest cost	2	-	-	-	-	-
Expected return on plan assets	(3)	-	-	-	-	-
Amortization of prior service (credit) cost	-	-	-	-	-	-
Actuarial losses	-	-	-	-	-	-
Net periodic benefit cost	$-	$-	$-	$1	$-	$-

The components of net periodic benefit cost other than the service cost are included in Other expense, Net in the Consolidated and Combined Statements of Operations for the years ended December 31, 2018, 2017 and 2016, respectively.

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2018	2017	2016	2018	2017	2016
Other Changes in Plan Assets and Benefits Obligations Recognized in Other Comprehensive (Income) Loss
Actuarial losses (gains)	$12	$-	$-	$(3)	$-	$-
Prior service (credit)	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-
Total recognized in other comprehensive loss (income)	$12	$-	$-	$(3)	$-	$-
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$12	$-	$-	$(2)	$-	$-

The estimated prior service (credit) for pension benefits that will be amortized from Accumulated other comprehensive (income) loss into net periodic benefit (income) cost in 2019 are expected to be $(1) million and $- million for U.S. and non-U.S. pension plans.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

Significant actuarial assumptions used in determining the benefit obligations and net periodic benefit (income) cost for benefit plans are presented in the following table as weighted averages.

	Pension Benefits
	2018
	U.S. Plans	Non-U.S. Plans
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	4.5%	1.9%
Expected annual rate of compensation increase	3.4%	2.3%
Actuarial assumptions used to determine net periodic benefit (income) cost for the two months ended December 31:
Discount rate - benefit obligation	4.5%	1.9%
Expected rate of return on plan assets	5.7%	3.3%
Expected annual rate of compensation increase	3.4%	2.3%

The discount rate for the U.S. pension plan reflects the current rate at which the associated liabilities could be settled at the measurement date of December 31. To determine discount rates for the U.S. pension plan, the Company uses a modeling process that involves matching the expected cash outflows of its benefit plans to a yield curve constructed from a portfolio of high quality, fixed-income debt instruments. The Company uses the single weighted-average yield of this hypothetical portfolio as a discount rate benchmark.

The expected rate of return on U.S. plan assets of 5.7% is a long-term rate based on historical plan asset returns over varying long-term periods combined with current market conditions and broad asset mix considerations. The Company reviews the expected rate of return on an annual basis and revise it as appropriate.

For non-U.S. benefit plans actuarial assumptions reflect economic and market factors relevant to each country.

Pension Benefits

The following amounts relate to significant pension plans with accumulated benefit obligations exceeding the fair value of plan assets.

	December 31, 2018
	U.S. Plans	Non-U.S. Plans
Projected benefit obligation	$286	$93
Accumulated benefit obligation	$281	$80
Fair value of plan assets	$274	$20

The Company has retained Aon as its Outsourced Chief Investment Officer; however, the Company has appointed an internal fiduciary committee that monitors adherence to the investment guidelines Aon will follow.

The Company employs an investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities and plan funded status. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value and small and large capitalizations. Other assets such as real estate and hedge funds, may be used to improve portfolio diversification.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

The non-U.S. investment policies are different for each country as local regulations, funding requirements, and financial and tax considerations are part of the funding and investment allocation process in each country.

The fair values of both U.S. and non-U.S. pension plans assets by asset category are as follows:

	U.S. Plans
	December 31, 2018
	Total	Level 1	Level 2	Level 3
Equities:
U.S. equities	$45	$45	$-	$-
Non-U.S. equities	48	48	-	-
Real estate investment funds	26	26	-	-
Fixed Income:
Short term investments	12	12	-	-
Corporate bonds	143	143	-	-
Total assets at fair value	$274	$274	$-	$-

	Non-U.S. Plans
	December 31, 2018
	Total	Level 1	Level 2	Level 3
Equities:
U.S. equities	$1	$1	$-	$-
Non-U.S. equities	3	3	-	-
Real estate investment funds	2	2	-	-
Fixed Income:
Short term investments	4	4	-	-
Government securities	1	1	-	-
Corporate bonds	2	2	-	-
Insurance contracts	6	-	-	6
Direct investments:
Other	1	1	-	-
Total assets at fair value	$20	$14	$-	$6

The following table summarizes changes in the fair value of Level 3 assets for both U.S. and Non-U.S. plans:

	U.S. Plans	Non-U.S. Plans
Balance at October 29, 2018	$-	$5
Actual return on plan assets:
Relating to assets still held at year-end	-	1
Relating to assets sold during the year	-	-
Purchases, sales and settlements, net	-	-
Balance at December 31, 2018	$-	$6

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

 Common stocks, preferred stocks, real estate investment trusts, and short-term investments are valued at the closing price reported in the active market in which the individual securities are traded. Corporate bonds, mortgages, asset-backed securities, and government securities are valued either by using pricing models, bids provided by brokers or dealers, quoted prices of securities with similar characteristics or discounted cash flows and as such include adjustments for certain risks that may not be observable such as credit and liquidity risks. Certain securities are held in collective trust funds which are valued using net asset values provided by the administrators of the funds. Investments in private equity, debt, real estate funds and direct investments are valued at estimated fair value based on quarterly financial information received from the investment advisor and/or general partner. Valuation estimates are periodically supplemented by third party appraisals.

The Company’s general funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. In 2018, it was not required to make contributions to the U.S. pension plans and no contributions were made. It will not be required to make any contributions to the U.S. pension plans in 2019. In 2018, contributions of less than $1 million were made to the non-U.S. pension plans to satisfy regulatory funding requirements. In 2019, the Company expects to make contributions of cash and/or marketable securities of approximately $1 million to the non-U.S. pension plans to satisfy regulatory funding standards. Contributions for both the U.S. and non-U.S. pension plans do not reflect benefits paid directly from Company assets.

Benefit payments, including amounts to be paid from Company assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

	U.S. Plans	Non-U.S. Plans
2019	$13	$1
2020	$17	$1
2021	$18	$2
2022	$18	$2
2023	$20	$2
2024-2028	$106	$13

Note 23. Segment Financial Data

The Company globally manages its business operations through two reportable operating segments, Products and Solutions and Global Distribution:

Products and Solutions—The Products and Solutions business is a leading global provider of residential security and intrusion products, consumer thermostats, consumer HVAC and consumer awareness systems, residential thermal solutions and residential water controls that allow owners of homes to stay connected and in control of their comfort, security and energy use.

Global Distribution—The Global Distribution business is a leading global distributor of security and low voltage fire protection products. Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

The Company’s CODM evaluates segment performance based on segment profit. Segment profit is measured as segment income (loss) before taxes excluding other expense, net (primarily environmental cost now subject to the Honeywell Reimbursement Agreement), interest expense, pension expense, environmental expense related to Resideo’s owned sites and repositioning charges.

	Years Ended December 31,
	2018	2017	2016
Revenue
Total Products and Solutions revenue	$2,474	$2,379	$2,471
Less: Intersegment revenue	305	337	371
External Products and Solutions revenue	2,169	2,042	2,100
External Global Distribution revenue	2,658	2,477	2,355
Total revenue	$4,827	$4,519	$4,455

	Years Ended December 31,
	2018	2017	2016
Depreciation and amortization
Products and Solutions	$55	$57	$53
Global Distribution	11	10	11
Total	$66	$67	$64

	Years Ended December 31,
	2018	2017	2016
Segment profit
Products and Solutions	$381	$353	$426
Global Distribution	148	131	104
Total	$529	$484	$530

	Years Ended December 31,
	2018	2017	2016
Capital expenditures
Products and Solutions	$73	$44	$60
Global Distribution	8	7	11
Total	$81	$51	$71

A reconciliation of segment profit to consolidated and combined income from continuing operations before taxes is as follows:

	Years Ended December 31,
	2018	2017	2016
Segment profit	$529	$484	$530
Pension expense	(13)	(16)	(16)
Repositioning	(5)	(23)	(19)
Other expense, net (1)	(369)	(279)	(185)
Interest expense	(20)	-	-
Environmental expense	(18)	-	-
Income before taxes	$104	$166	$310
(1)	Includes $2 million of pension expense for the year ended December 31, 2018.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

The Company’s CODM does not use segment assets information to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.

Note 24. Geographic Areas—Financial

	Net Revenue (1) Years Ended December 31,			Long-lived Assets (2) December 31,
	2018	2017	2016	2018	2017	2016
United States	$3,289	$3,074	$3,047	$184	$162	$163
Europe	1,138	1,063	1,051	91	82	70
Other International	400	382	357	25	21	28
	$4,827	$4,519	$4,455	$300	$265	$261

(1)

Revenue between geographic areas approximate market and are not significant. Net revenue are classified according to their country of origin. Included in United States net revenue are export sales of $31 million, $29 million and $43 million in 2018, 2017 and 2016, respectively.

(2)	Long-lived assets are comprised of property, plant and equipment—net.

Note 25. Unaudited Quarterly Financial Information

The following tables show selected unaudited quarterly results of operations for 2018 and 2017. The quarterly data have been prepared on the same basis as the audited annual financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the results of operations for these periods.

	2018
	March 31	June 30	September 30 (b) (c)	December 31	Year Ended December 31,
Net Revenue	$1,165	$1,196	$1,200	$1,266	$4,827
Gross Profit	343	346	347	330	1,366
Net Income	45	33	311	16	405
Earnings per share -basic (a)	0.37	0.27	2.54	0.13	3.31
Earnings per share - diluted (a)	0.37	0.27	2.54	0.13	3.30

	2017
	March 31	June 30	September 30 (b)	December 31 (c)	Year Ended December 31,
Net Revenue	$1,062	$1,096	$1,152	$1,209	$4,519
Gross Profit	311	308	336	361	1,316
Net Income (Loss)	16	16	23	(449)	(394)
Earnings (loss) per share - basic (a)	0.13	0.13	0.19	(3.67)	(3.22)
Earnings (loss) per share - diluted (a)	0.13	0.13	0.19	(3.67)	(3.22)

(a)

On October 29, 2018, the date of the Spin-Off, 122,498,794 shares of the Company's Common Stock were distributed to Honeywell stockholders of record as of October 16, 2018. Basic and Diluted EPS for all periods prior to Spin-Off reflect the number of distributed shares, or 122,498,794 shares.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

(b)

Basic and diluted EPS for the three months ended September 30, 2018 and September 30, 2017 has been revised from the third quarter 10-Q to correctly reflect the exclusion of 467,764 treasury shares received by Resideo as part of the Spin-Off. This increased earnings per share by $0.01 and $0.02 for the three and nine months ended September 30, 2018, respectively, and had no impact on earnings per share for the three and nine months ended September 30, 2017.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to give reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud have been or will be detected.

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control over Financial Reporting

This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2018, under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, management planned and prepared for new controls implemented over new material agreements and new Company entity level controls, to support our financial reporting requirements and internal control over financial reporting. Management has not identified any other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item will be included in our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2018 in connection with our 2019 Annual Meeting of Stockholders, or the 2019 Proxy Statement, and is incorporated herein by reference.

Item 11.	Executive Compensation

Information relating to executive compensation is contained in the Proxy Statement referred to above in Item 10. Directors and Executive Officers of the Registrant, and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to certain beneficial ownership of certain stockholders and management, as well as certain other information required by this Item 12, will be contained in the Proxy Statement referred to above in Item 10. Directors and Executive Officers of the Registrant, and such information is incorporated herein by reference.

Equity Compensation Plans

As of December 31, 2018, information about our equity compensation plans is as follows:

	Number of Shares to be Issued Upon Exercises of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Plan Category	(a)	(b)	(c)
Equity compensation plan approved by security holders	3,217,508	-	12,782,492

Equity compensation plan not approved by security holders	-	-	-
Total	3,217,508	-	12,782,492
(1)

Equity compensation plans approved by stockholders in column (a) of the table includes the 2018 Stock Incentive Plan for Resideo Technologies, Inc. and its Affiliates as well as the 2018 Stock Plan For Non-Employee Directors of Resideo Technologies, Inc. RSUs included in column (a) of the table represent the full number of RSUs awarded or converted from Honeywell awards at spin-off of Resideo and outstanding whereas the number of shares of Common Stock to be issued upon vesting will be lower than what is reflected on the table because the value of shares required to meet employee tax withholding requirements are not issued.

(2)	No stock options were outstanding at December 31, 2018 and there is no exercise price for full value awards that were outstanding.
Item 13.	Certain Relationships and Related Transactions and Director Independence

Information relating to certain relationships and related transactions, as required by this Item 13, will be contained in the Proxy Statement referred to above in Item 10. Directors and Executive Officers of the Registrant, and such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information relating to fees paid to and services performed by Deloitte & Touche LLP and our Audit Committee’s pre-approval policies and procedures with respect to non-audit services are contained in the Proxy Statement referred to above in Item 10. Directors and Executive Officers of the Registrant, and such information is incorporated herein by reference.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The consolidated and combined financial statements and related notes, together with the report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, appear in Part II Item 8. Financial Statements and Supplementary Data of this Form 10-K.

(a)(2) Financial Statements Schedules

All schedules have been omitted because they are not required or because the required information is given in the Consolidated and Combined Financial Statements or Notes thereto.

(a)(3) Exhibits

The Exhibits listed below on the Exhibit Index are filed or incorporated by reference as part of this Form 10-K.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1

Indemnification and Reimbursement Agreement, dated October 14, 2018, between New HAPI Inc. and Honeywell International Inc.* (incorporated by reference to Exhibit 2.1 to Resideo’s Form 8-K filed on October 15, 2018, File No. 001-38635)

2.2

Separation and Distribution Agreement, dated October 19, 2018, between Honeywell International Inc. and Resideo Technologies, Inc.* (incorporated by reference to Exhibit 2.1 to Resideo’s Form 8-K filed on October 19, 2018, File No. 001-38635)

2.3

Transition Services Agreement, dated October 19, 2018, between Honeywell International Inc. and Ademco Inc., a subsidiary of Resideo Technologies, Inc.* (incorporated by reference to Exhibit 2.2 to Resideo’s Form 8-K filed on October 19, 2018, File No. 001-38635)

2.4

Tax Matters Agreement, dated October 19, 2018, between Honeywell International Inc. and Resideo Technologies, Inc.* (incorporated by reference to Exhibit 2.3 to Resideo’s Form 8-K filed on October 19, 2018, File No. 001-38635)

2.5

Employee Matters Agreement, dated October 19, 2018, between Honeywell International Inc. and Resideo Technologies, Inc.* (incorporated by reference to Exhibit 2.4 to Resideo’s Form 8-K filed on October 19, 2018, File No. 001-38635)

2.6

Patent Cross-License Agreement, dated October 19, 2018, between Honeywell International Inc. and Resideo Technologies, Inc.* (incorporated by reference to Exhibit 2.5 to Resideo’s Form 8-K filed on October 19, 2018, File No. 001-38635)

2.7

Trademark License Agreement, dated October 19, 2018, between Honeywell International Inc. and Resideo Technologies, Inc.* (incorporated by reference to Exhibit 2.6 to Resideo’s Form 8-K filed on October 19, 2018, File No. 001-38635)

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Resideo Technologies, Inc. (incorporated by reference to Exhibit 3.1 to Resideo’s Form 8-K filed on October 29, 2018, File No. 001-38635)
3.2	Amended and Restated By-laws of Resideo Technologies, Inc. (incorporated by reference to Exhibit 3.2 to Resideo’s Form 8-K filed on October 29, 2018, File No. 001-38635)

4.1

Indenture, dated as of October 19, 2018, among Resideo Funding Inc., Resideo Technologies, Inc., the other guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee. (incorporated by reference to Exhibit 4.1 to Resideo’s Form 8-K filed on October 19, 2018, File No. 001-38635)

4.2	Form of Resideo Technologies, Inc.’s 6.125% Notes due 2026 (included in Exhibit 4.1)

10.01	Offer Letter of Michael G. Nefkens (incorporated by reference to Exhibit 10.01 to Resideo’s Form 10 filed on August 23, 2018, File No. 001-38635)
10.02	Offer Letter of Joseph D. Ragan III (incorporated by reference to Exhibit 10.02 to Resideo’s Form 10 filed on August 23, 2018, File No. 001-38635)
10.03	Form of Internal Hire Offer Letter (incorporated by reference to Exhibit 10.03 to Resideo’s Form 10 filed on August 23, 2018, File No. 001-38635)
10.04	Form of External Hire Offer Letter (incorporated by reference to Exhibit 10.04 to Resideo’s Form 10 filed on August 23, 2018, File No. 001-38635)
10.05	Resideo Technologies Supplemental Savings Plan (filed herewith)
10.06	Resideo Technologies, Inc. Severance Plan for Designated Officers (filed herewith)
10.07	Resideo Technologies, Inc. Severance Plan For Designated Officers as amended on November 15, 2018 (filed herewith)
10.08

Credit Agreement, dated as of October 25, 2018, by and among Resideo Technologies, Inc. Resideo Holding Inc., Resideo Intermediate Holding Inc., Resideo Funding Inc., the Lenders and Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K/A filed on October 29, 2018, File No. 001-38635)

10.09	2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates.‡ (incorporated by reference to Exhibit 4.3 to Resideo’s Form S-8 filed on December 6, 2018, File No. 333-228687)
10.10	2018 Stock Plan for Non-Employee Directors of Resideo Technologies, Inc.‡ (incorporated by reference to Exhibit 4.4 to Resideo’s Form S-8 filed on December 6, 2018, File No. 333-228687)
10.11

2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates Form of Stock Option Award Agreement.‡ (incorporated by reference to Exhibit 4.5 to Resideo’s Form S-8 filed on December 6, 2018, File No. 333-228687)

Exhibit Number	Exhibit Description
10.12

2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates Form of Restricted Stock Unit Agreement.‡ (incorporated by reference to Exhibit 4.6 to Resideo’s Form S-8 filed on December 6, 2018, File No. 333-228687)

10.13

2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates Form of Restricted Stock Unit Agreement (for replacement awards).‡ (incorporated by reference to Exhibit 4.7 to Resideo’s Form S-8 filed on December 6, 2018, File No. 333-228687)

10.14

2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates Form of Performance Stock Unit Agreement.‡ (incorporated by reference to Exhibit 4.8 to Resideo’s Form S-8 filed on December 6, 2018, File No. 333-228687)

10.15

2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates Form of Performance Unit Agreement.‡ (incorporated by reference to Exhibit 4.9 to Resideo’s Form S-8 filed on December 6, 2018, File No. 333-228687)

10.16

2018 Stock Plan for Non-Employee Directors of Resideo Technologies, Inc. Form of Stock Option Award Agreement.‡ (incorporated by reference to Exhibit 4.10 to Resideo’s Form S-8 filed on December 6, 2018, File No. 333-228687)

10.17

2018 Stock Plan for Non-Employee Directors of Resideo Technologies, Inc. Form of Restricted Stock Unit Agreement.‡ (incorporated by reference to Exhibit 4.11 to Resideo’s Form S-8 filed on December 6, 2018, File No. 333-228687)

10.18	Resideo Technologies UK Sharebuilder Plan.‡ (incorporated by reference to Exhibit 4.12 to Resideo’s Form S-8 filed on December 6, 2018, File No. 333-228687)
10.19	Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates. (filed herewith)
10.20	Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates Form of Stock Option Award Agreement. (filed herewith)
10.21	Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates Form of Restricted Stock Unit Agreement. (filed herewith)
10.22	Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates Form of Performance Stock Unit Agreement. (filed herewith)
10.23	Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates Form of Performance Unit Agreement. (filed herewith)
10.24	Resideo Supplemental Pension Plan (filed herewith)
10.25	Bonus Plan of Resideo Technologies, Inc. (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K filed on February 14, 2019, File No. 001-38635)
21.1	List of subsidiaries of the registrant (filed herewith)
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm (filed herewith)

Exhibit Number	Exhibit Description

24.1	Powers of Attorney (incorporated by reference to Exhibit 24.1 to Resideo’s Form S-8 filed on December 6, 2018, File No. 333-228687)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

*

Certain schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted schedules and similar attachments upon request by the U.S. Securities and Exchange Commission.

‡	Indicates management contracts or compensatory plans or arrangements.

Item 16.	Form 10-K Summary

The Company has elected not to include a Form 10-K summary under this Item 16.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: March 18, 2019	By:	/s/ Joseph D. Ragan III
Joseph D. Ragan III
Executive Vice President and Chief Financial
Officer (on behalf of the Registrant and as the
Registrant’s Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name	Title	Date
/s/ Michael G. Nefkens	Chief Executive Officer (Principal Executive Officer)	March 18, 2019
Michael G. Nefkens
/s/ Joseph D. Ragan III	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 18, 2019
Joseph D. Ragan III
*	Chairman of the Board	March 18, 2019
Roger B. Fradin
*	Director	March 18, 2019
Niccolo Mcleod De Masi
*	Director	March 18, 2019
Paul F. Deninger
*	Director	March 18, 2019
Jack R. Lazar
*	Director	March 18, 2019
Nina L. Richardson
*	Director	March 18, 2019
Andrew C. Teich
*	Director	March 18, 2019
Sharon Wienbar

*By:	/s/ Joseph D. Ragan III
(Joseph D. Ragan III, Attorney-in-Fact)

March 18, 2019