Form 10-Q
period 2019-03-31
RESIDEO TECHNOLOGIES, INC.
filed 2019-05-08
CIK 1740332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

Commission File Number 001-38635

Resideo Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-5318796
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 E 6th Street Austin, Texas	78702
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the Registrant’s common stock, par value $0.001 per share as of May 6th, 2019 was 122,699,925 shares.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol:	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	REZI	New York Stock Exchange

RESIDEO TECHNOLOGIES, INC.

Cautionary Statement about Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industries and our business and financial results. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Although we believe that the forward-looking statements contained in this Form 10-Q are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

•	lack of operating history as an independent publicly traded company and unreliability of historical combined financial information as an indicator of our future results;
•	the level of competition from other companies;
•	ability to successfully develop new technologies and introduce new products;
•	changes in prevailing global and regional economic conditions;
•	natural disasters or inclement or hazardous weather conditions, including, but not limited to cold weather, flooding, tornadoes and the physical impacts of climate change;
•	failure to achieve and maintain a high level of product and service quality;
•	ability to operate as an independent publicly traded company without certain benefits available to us as a part of Honeywell;
•	dependence upon investment in information technology;
•	failure or inability to comply with relevant data privacy legislation or regulations, including the European Union’s General Data Protection Regulation;
•	technical difficulties or failures;
•	work stoppages, other disruptions, or the need to relocate any of our facilities;
•	economic, political, regulatory, foreign exchange and other risks of international operations;
•	changes in legislation or government regulations or policies;
•	our growth strategy is dependent on expanding our distribution business;
•	inability to obtain necessary production equipment or replacement parts;
•	the significant failure or inability to comply with the specifications and manufacturing requirements of our original equipment manufacturers (“OEMs”) customers;
•	increases or decreases to the inventory levels maintained by our customers;
•	difficulty collecting receivables;
•	the failure to protect our intellectual property or allegations that we have infringed the intellectual property of others;
•	our inability to maintain intellectual property agreements;
•	the failure to increase productivity through sustainable operational improvements;
•	inability to grow successfully through future acquisitions;
•	inability to recruit and retain qualified personnel;
•	the operational constraints and financial distress of third parties;
•	changes in the price and availability of raw materials that we use to produce our products;
•	labor disputes;
•	our ability to borrow funds and access capital markets;
•	the amount of our obligations pursuant to the Honeywell Reimbursement Agreement;
•	potential material environmental liabilities;
•	potential material losses and costs as a result of warranty claims, including product recalls, and product liability actions that may be brought against us;
•	potential material litigation matters;

RESIDEO TECHNOLOGIES, INC.

•	unforeseen U.S. federal income tax and foreign tax liabilities;
•	U.S. federal income tax reform;
•	the inception or suspension in the future of any dividend program; and
•	certain factors discussed elsewhere in this Form 10-Q.

These and other factors are more fully discussed in the “Risk Factors” section in our 2018 Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Annual Report on Form 10-K”) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in this Form 10-Q. There have been no material changes to the risk factors described in our 2018 Annual Report on Form 10-K. These risks could cause actual results to differ materially from those implied by forward-looking statements in this Form 10-Q. Even if our results of operations, financial condition and liquidity and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.

Any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

PART I

The financial statements and related footnotes as of March 31, 2019 should be read in conjunction with the financial statements for the year ended December 31, 2018 contained in our 2018 Annual Report on Form 10-K.

RESIDEO TECHNOLOGIES, INC.

Item 1.	Financial Statements

CONSOLIDATED AND COMBINED INTERIM STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in millions except share and per share data)
Net revenue	$1,216	$1,165
Cost of goods sold	903	822
Gross profit	313	343
Selling, general and administrative expenses	228	212
Other (income) expense, net	(16)	52
Interest expense	17	-
	229	264
Income before taxes	84	79
Tax expense	36	34
Net income	$48	$45
Weighted Average Number of Common Shares Outstanding
Basic (in thousands)	122,570	122,499
Diluted (in thousands)	123,472	122,499
Earnings Per Share
Basic net income per share	$0.39	$0.37
Diluted net income per share	$0.39	$0.37

The Notes to unaudited Consolidated and Combined Interim Financial Statements are an integral part of this statement.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED AND COMBINED

INTERIM STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in millions)
Net income	$48	$45
Other comprehensive income, net of tax
Foreign exchange translation adjustment	6	31
Changes in fair value of effective cash flow hedges	-	(1)
Total other comprehensive income, net of tax	6	30
Comprehensive income	$54	$75

The Notes to unaudited Consolidated and Combined Interim Financial Statements are an integral part of this statement.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED INTERIM BALANCE SHEET

(Unaudited)

	March 31,	December 31,
	2019	2018
	(Dollars in millions, shares in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$212	$265
Accounts receivables	838	821
Inventories	701	628
Other current assets	111	95
Total current assets	1,862	1,809
Property, plant and equipment – net	296	300
Goodwill	2,644	2,634
Other intangible assets – net	128	133
Other assets	214	96
Total assets	$5,144	$4,972
LIABILITIES
Current liabilities:
Accounts payable	$1,013	$964
Current maturities of long-term debt	22	22
Accrued liabilities	524	503
Total current liabilities	1,559	1,489
Long-term debt	1,174	1,179
Obligations payable to Honeywell	580	629
Other liabilities	239	142
COMMITMENTS AND CONTINGENCIES (Note 14)
EQUITY
Common stock, $0.001 par value, 700,000 shares authorized, 123,238 and 122,967 shares issued and 122,686 and 122,499 shares outstanding as of March 31, 2019 and December 31, 2018 respectively	-	-
Additional paid-in capital	1,727	1,720
Treasury stock, at cost	(2)	-
Retained earnings	50	2
Accumulated other comprehensive (loss)	(183)	(189)
Total equity	1,592	1,533
Total liabilities and equity	$5,144	$4,972

The Notes to unaudited Consolidated and Combined Interim Financial Statements are an integral part of this statement.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED AND COMBINED INTERIM STATEMENT OF CASH FLOW

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in millions)
Cash flows from operating activities:
Net income	$48	$45
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	16	17
Stock compensation expense	7	4
Other noncash expense	3	8
Changes in assets and liabilities:
Accounts, notes and other receivables	(17)	51
Inventories	(72)	(10)
Other current assets	(16)	5
Other assets	(1)	(1)
Accounts payable	70	18
Accrued liabilities	(6)	(48)
Obligations payable to Honeywell	(49)	-
Other liabilities	7	37
Net cash (used for) provided by operating activities	(10)	126
Cash flows used for investing activities:
Expenditures for property, plant, equipment and software	(15)	(16)
Cash paid for acquisitions, net of cash acquired	(6)	-
Proceeds received related to amounts due from related parties	-	7
Net cash used for investing activities	(21)	(9)
Cash flows from financing activities:
Repayment of long-term debt	(6)	-
Non-operating obligations paid to Honeywell, net	(15)	-
Tax payments related to stock vestings	(2)	-
Net decrease in invested equity	-	(91)
Net cash flow used by cash pooling	-	(8)
Net cash used for financing activities	(23)	(99)
Effect of foreign exchange rate changes on cash and cash equivalents	1	1
Net (decrease) increase in cash and cash equivalents	(53)	19
Cash and cash equivalents at beginning of period	265	56
Cash and cash equivalents at end of period	$212	$75

The Notes to unaudited Consolidated and Combined Interim Financial Statements are an integral part of this statement.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED AND COMBINED INTERIM STATEMENT OF EQUITY

(Unaudited)

(Dollars in millions, shares in thousands)	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid- In Capital	Retained Earnings	Invested Equity	Accumulated Other Comprehensive (Loss)	Total Equity
Balance at December 31, 2017	-	-	$-	$-	$-	$-	$2,703	$(100)	$2,603
Net income	-	-	-	-	-	-	45	-	45
Other comprehensive income, net of tax	-	-	-	-	-	-	-	30	30
Change in invested equity	-	-	-	-	-	-	(89)	-	(89)
Balance at March 31, 2018	-	-	$-	$-	$-	$-	$2,659	$(70)	$2,589

Balance at December 31, 2018	122,499	468	$-	$-	$1,720	$2	$-	$(189)	$1,533
Net income	-	-	-	-	-	48	-	-	48
Other comprehensive income, net of tax	-	-	-	-	-	-	-	6	6
Shares issued for employee stock plans	271	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	7	-	-	-	7
Shares withheld for employees' taxes	(84)	84	-	(2)	-	-	-	-	(2)
Balance at March 31, 2019	122,686	552	$-	$(2)	$1,727	$50	$-	$(183)	$1,592

The Notes to unaudited Consolidated and Combined Interim Financial Statements are an integral part of this statement.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions, unless otherwise noted)

Note 1. Organization, Operations and Basis of Presentation

Business Description

Resideo Technologies, Inc. (“Resideo” or “the Company”), is a global provider of products, software, solutions and technologies that help homeowners stay connected and in control of their comfort, security and energy use. The Company is a leader in the home heating, ventilation and air conditioning controls and security markets, and a leading global distributor of low-voltage electronic and security products.

Separation from Honeywell

The Company was incorporated in Delaware on April 24, 2018. The Company separated from Honeywell International Inc. (“Honeywell”) on October 29, 2018, becoming an independent publicly traded company as a result of a pro rata distribution of the Company’s common stock to shareholders of Honeywell (the “Spin-Off”). On October 3, 2018 Exhibit 99.1 to Amendment No. 2 to the Company’s Registration Statement on Form 10 as filed with the Securities and Exchange Commission (“SEC”) on October 2, 2018 was declared effective by the SEC. On October 29, 2018, Honeywell’s shareholders of record as of October 16, 2018 ( “Record Date”) received one share of the Company’s common stock, par value $0.001 per share, for every six shares of Honeywell’s common stock, par value $1.00 per share, held as of the Record Date, and cash for any fractional shares of the Company’s common stock. The Company began trading “regular way” under the ticker symbol “REZI” on the New York Stock Exchange on October 29, 2018.

In connection with the separation, Resideo and Honeywell entered into a Separation and Distribution Agreement, an Employee Matters Agreement, a Tax Matters Agreement, a Transition Services Agreement, a Trademark License Agreement and a Patent Cross-License Agreement. The agreements govern the relationship between Resideo and Honeywell following the separation and provide for the allocation of various assets, liabilities, rights and obligations. These agreements also include arrangements for transition services to be provided by Honeywell to Resideo and by Resideo to Honeywell.

Basis of Presentation

The unaudited Consolidated Interim Balance Sheet as of March 31, 2019, Consolidated Balance Sheet as of December 31, 2018 and unaudited Consolidated Interim Statement of Operations, Comprehensive Income, Equity, and Cash Flows for the three months ended March 31, 2019 consists of the consolidated balances of Resideo as prepared on a stand-alone basis. The unaudited Combined Interim Statement of Operations, Comprehensive Income, Equity, and Cash Flows for the three months ended March 31, 2018, have been prepared on a “carve-out” basis. Prior to the separation, these unaudited Combined Interim Financial Statements were derived from the unaudited consolidated interim financial statements and accounting records of Honeywell. These unaudited Combined Interim Financial Statements reflect the Company’s consolidated historical financial position, results of operations and cash flows as they have been historically managed in conformity with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”). The Combined Interim Financial Statements are unaudited; however, in the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods.

All intracompany transactions have been eliminated for all periods presented. As described in “Note 5. Related Party Transactions with Honeywell” of Notes to unaudited Consolidated and Combined Interim Financial Statements of this Form 10-Q, all significant transactions between the Company and Honeywell occurring prior to the Spin-Off have been included in the unaudited Combined Interim Financial Statements for the period ended March 31, 2018.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions, unless otherwise noted)

Prior to the Spin-Off, transactions between the Company and Honeywell were reflected in the Combined Balance Sheet as Due from related parties, current or Due to related parties, current. In the unaudited Combined Interim Statement of Cash Flows, the cash flows related to related party notes receivables presented in the Combined Balance Sheet in Due from related parties, current are reflected as investing activities since these balances represent amounts loaned to Honeywell. The cash flows related to related party notes payables presented in the Combined Balance Sheet in Due to related parties, current are reflected as financing activities since these balances represent amounts financed by Honeywell.

While the Company was owned by Honeywell, a centralized approach to cash management and financing was used. Prior to the consummation of the Spin-Off, the majority of the Company’s cash was transferred to Honeywell daily and Honeywell funded the Company’s operating and investing activities as needed. Cash transfers to and from Honeywell’s cash management accounts are reflected in the Combined Balance Sheet as Due to and Due from related parties, current and in the unaudited Combined Interim Statement of Cash Flows as net financing activities.

The unaudited Combined Interim Financial Statements prior to the Spin-Off include certain assets and liabilities that have historically been held at the Honeywell corporate level but were specifically identifiable or otherwise attributable to the Company. The cash and cash equivalents held by Honeywell at the corporate level were not specifically identifiable to the Company and therefore were not attributed for any of the periods presented. Honeywell third-party debt and the related interest expense were not allocated for any of the periods presented as Honeywell’s borrowings were not directly attributable to the Company.

Prior to the Spin-Off, Honeywell provided certain services, such as legal, accounting, information technology, human resources and other infrastructure support, on behalf of the Company. The cost of these services has been allocated to the Company on the basis of the proportion of net revenue. The Company and Honeywell consider these allocations to be a reasonable reflection of the benefits received by the Company. However, the financial information presented in these unaudited Consolidated and Combined Interim Financial Statements may not reflect the consolidated and combined financial position, operating results and cash flows of the Company had the Company been a separate stand-alone entity during the periods presented. Actual costs that would have been incurred if the Company had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. Both Resideo and Honeywell consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefits received by the Company during the periods presented. After the Spin-Off, a number of the above services have continued under a transition services agreement with Honeywell, which the Company expenses as incurred based on the contractual pricing terms.

The Company reports its quarterly financial information using a calendar convention; the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30. It is the Company’s practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires its businesses to close their books on the last Saturday of the month in order to minimize the potentially disruptive effects of quarterly closing on business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, the Company will provide appropriate disclosures. Actual closing dates for the three months ended March 31, 2019 and 2018 were March 30, 2019 and March 31, 2018, respectively.

Note 2. Summary of Significant Accounting Policies.

The Company’s accounting policies are set forth in “Note 2. Summary of Significant Accounting Policies” of the Company’s Notes to Consolidated and Combined Financial Statements included in the 2018 Annual Report on Form 10-K. Included herein are certain updates to those policies.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions, unless otherwise noted)

Leases—Effective January 1, 2019, arrangements containing leases are evaluated as an operating or finance lease at lease inception. For operating leases, the Company recognizes an operating right-of-use asset and operating lease liability at lease commencement based on the present value of lease payments over the lease term.

Since an implicit rate of return is not readily determinable for the Company's leases, an incremental borrowing rate is used in determining the present value of lease payments, and is calculated based on information available at the lease commencement date. Most leases include renewal options, however, generally it is not reasonably certain that these options will be exercised at lease commencement. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recognized on the Company’s balance sheet. The Company does not separate lease and non-lease components for its real estate and automobile leases.

Reclassification—For the three months ended March 31, 2018 we reclassified $1 million of interest from Interest and other charges, net to Other (income) expense, net in the unaudited Combined Interim Statement of Operations to conform with the current period presentation. This reclassification had no impact on Income before taxes and Net income, the unaudited Consolidated and Combined Balance Sheet or unaudited Combined Interim Statement of Cash Flows during the respective periods.

Recent Accounting Pronouncements—The Company considers the applicability and impact of all recent accounting standards updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on the consolidated and combined financial position or results of operations.

The Company adopted ASU No. 2016-02, Leases (Topic 842), effective January 1, 2019, and applied the changes prospectively, recognizing a cumulative-effect adjustment to the beginning balance of retained earnings as of the adoption date. As permitted by the new guidance, the Company elected the package of practical expedients, which among other things, allowed historical lease classification to be carried forward.

Upon adoption of the ASU No. 2016-02 the Company recognized an aggregate lease liability of $115 million, calculated based on the present value of the remaining minimum lease payments for qualifying leases as of January 1, 2019, with a corresponding right-of-use asset of $112 million. The cumulative-effect adjustment recognized to opening retained earnings was not material. The adoption of the new guidance did not impact the Company’s unaudited consolidated interim statements of operations or cash flows.

In February 2018, the FASB issued guidance that allows for an entity to elect to reclassify the income tax effects on items within accumulated other comprehensive income resulting from the U.S. Tax Cuts and Jobs Act (“U.S. Tax Reform”) to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including interim periods within those years. The Company adopted the standard on January 1, 2019 and has not reclassified the income tax effects of U.S. Tax Reform from accumulated other comprehensive income to retained earnings. The Company has adopted the aggregate portfolio accounting policy for recognizing the disproportionate income tax effects in accumulated other comprehensive income.

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

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions, unless otherwise noted)

Note 3. Earnings Per Share

On October 29, 2018, the date of consummation of the Spin-Off, 122,498,794 shares of the Company’s Common Stock, par value $0.001 per share, were distributed to Honeywell shareholders of record as of October 16, 2018. This share amount is being utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Spin-Off as no common stock was outstanding prior to the date of the Spin-Off. For the 2018 year to date calculation, these shares are treated as issued and outstanding from January 1, 2018 for purposes of calculating historical basic earnings per share. For March 31, 2019 and March 31, 2018, this calculation excludes 551,937 and 467,764 of treasury shares respectively.

The details of the earnings per share calculations for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended
	March 31,
Basic:	2019	2018
Net income	$48	$45
Weighted average common shares outstanding (in thousands)	122,570	122,499
Earnings Per Share - Basic	$0.39	$0.37

	Three Months Ended
	March 31,
Diluted:	2019	2018
Net income	$48	45
Weighted average common shares outstanding - Basic (in thousands)	122,570	122,499
Dilutive effect of unvested RSUs	902	-
Weighted average common shares outstanding - Diluted (in thousands)	123,472	122,499
Earnings Per Share - Diluted	$0.39	$0.37

Diluted Earnings Per Share is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the period from December 31, 2018 to March 31, 2019. As of March 31, 2019, options and other rights to purchase approximately 1.8 million shares of common stock were outstanding, all of which were anti-dilutive during the three months ended March 31, 2019, and therefore excluded from the computation of diluted income per common share. Additionally, approximately 0.3 million shares of performance based unit awards, are excluded from the computation of diluted income per common share as the contingency has not been satisfied at March 31, 2019.

Note 4. Acquisitions

On March 28, 2019 the Company acquired Buoy Labs, for $6 million, which is part of the Products & Solutions segment. Buoy Labs provides innovative Wi-Fi enabled solutions that tracks the amount of water used in a home, integrating smart software and hardware that can help consumers identify potential leaks and intervene to prevent them through its subscription-based app services. In connection with the acquisition, the Company recognized preliminary goodwill and intangible assets of $6 million. The Company is still assessing the final allocation of the purchase price to the assets and liabilities of the business.

Note 5. Related Party Transactions with Honeywell

Prior to the Spin-Off, the unaudited Combined Interim Financial Statements were derived from the unaudited Consolidated Interim Financial Statements and accounting records of Honeywell.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions, unless otherwise noted)

Prior to the Spin-Off, Honeywell was a related party that provided certain services, such as legal, accounting, information technology, human resources and other infrastructure support, on behalf of the Company. The cost of these services were allocated to the Company on the basis of the proportion of net revenue. The Company and Honeywell consider the allocations to be a reasonable reflection of the benefits received by the Company.

During the three months ended March 31, 2018, the Company was allocated $68 million of general corporate expenses incurred by Honeywell and such amounts are included within Selling, general and administrative expenses in the unaudited Combined Interim Statements of Operations. As certain expenses reflected in the unaudited Combined Interim Financial Statements include allocations of corporate expenses from Honeywell, these statements could differ from those that would have been prepared had the Company operated on a stand-alone basis.

All significant intercompany transactions between the Company and Honeywell have been included in these unaudited Combined Interim Financial Statements. Sales to Honeywell during the three months ended March 31, 2018 were $7 million. Costs of goods sold to Honeywell during the three months ended March 31, 2018 were $5 million. Purchases from Honeywell during the three months ended March 31, 2018 were $51 million. The total net effect of the settlement of these intercompany transactions is reflected in unaudited Combined Interim Statements of Cash Flows as a financing activity.

While the Company was owned by Honeywell, a centralized approach to cash management and financing of operations was used. Prior to consummation of the Spin-Off, the Company’s cash was transferred to Honeywell daily and Honeywell funded the Company’s operating and investing activities as needed.

Subsequent to the Spin-Off on October 29, 2018, transactions with Honeywell were not considered related party transactions. Accordingly, no related party transactions with Honeywell were recorded for the three months ended March 31, 2019.

Note 6. Revenue Recognition

Disaggregated Revenue

Revenues by channel are as follows:

	Three Months Ended
	March 31,
	2019	2018
U.S. and Canada	$536	$510
EMEA (1)	115	117
India	14	15
Global Distribution	665	642
Comfort	272	262
Security	132	110
RTS	147	151
Products & Solutions (2)	551	523
Net revenue	$1,216	$1,165

(1)	EMEA represents Europe, the Middle East and Africa.
(2)

Products & Solutions sales channel naming convention changed from what was disclosed in our quarterly report for the quarter ended September 30, 2018. Comfort & Care was broken out into Comfort and Residential Thermal Solutions (“RTS”).

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions, unless otherwise noted)

The Company recognizes the majority of its revenue from performance obligations outlined in contracts with its customers that are satisfied at a point in time. Less than 3% of the Company’s revenue is satisfied over time. As of March 31, 2019, contract assets and liabilities are not material.

Note 7. Income Taxes

The effective tax rate of 43% did not change for the three months ended March 31, 2019 year-over-year, as compared to the three months ended March 31, 2018.

The effective tax rate for the quarter ended March 31, 2019 was higher than the U.S. federal statutory rate of 21% which is primarily attributable to other nondeductible expenses and U.S. taxation of foreign earnings.

The effective tax rate for the three months ended March 31, 2018 was higher than the U.S. federal statutory rate of 21% primarily attributable to U.S. taxation of foreign earnings, accrued withholdings taxes on earnings deemed to not be permanently reinvested, and other non-deductible expenses.

Note 8. Inventories

	March 31,	December 31,
	2019	2018
Raw materials	$166	$167
Work in process	29	34
Finished products	506	427
	$701	$628

Note 9. Accrued Liabilities

	March 31,	December 31,
	2019	2018
Obligations payable to Honeywell	$140	$140
Taxes payable	105	76
Compensation, benefit and other employee related	44	73
Other	235	214
	$524	$503

Refer to “Note 14. Commitments and Contingencies” of this Form 10-Q for further details on Obligations payable to Honeywell.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions, unless otherwise noted)

Note 10. Long-term Debt and Credit Agreement

The Company’s debt at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31,	December 31,
	2019	2018
6.125% notes due 2026	$400	$400
Five-year variable rate term loan A due 2023	345	350
Seven-year variable rate term loan B due 2025	474	475
Unamortized debt issuance costs	(23)	(24)
Total outstanding indebtedness	1,196	1,201
Less: amounts due within one year	22	22
Total long-term debt due after one year	$1,174	$1,179

In October of 2018, the Company issued $400 million in principal amount of its 6.125% senior unsecured notes (the “Senior Notes”), entered into term loan facilities in the form of a seven-year LIBOR plus 2.00% senior secured first-lien term B loan facility in an aggregate principal amount of $475 million and a five-year LIBOR plus 2.00% senior secured first-lien term A loan facility in an aggregate principal amount of $350 million (the “Term Loans”) and established a five-year senior secured first-lien revolving credit facility in an aggregate principal amount of $350 million (the "Revolving Credit Facility"). The Term Loans interest rate for the three months ended March 31, 2019 was 4.63%. At March 31, 2019, there were no borrowings and $18 million of letters of credit issued under the $350 million Revolving Credit Facility. For more information, please refer to “Note 15. Long-term Debt” in our 2018 Annual Report on Form 10-K.

As of March 31, 2019, the Company assessed the amount recorded under the Term Loans, the Senior Notes, and the Revolving Credit Facility and determined the Term Loans and the Revolving Credit Facility approximated fair value, and the Senior Notes’ fair value is approximately $413 million. The fair values of the debt are based on the quoted inactive prices and are therefore classified as Level 2 within the valuation hierarchy.

The net proceeds from the borrowings under the Revolving Credit Facility, Term Loans and the offering of the Senior Notes were used as part of the financing for the Spin-Off. The interest expense for the Revolving Credit Facility, Term Loans and Senior Notes during the three months ended March 31, 2019 was $17 million, which includes the amortization of debt issuance cost and debt discounts.

Note 11. Leases

As discussed in Note. 2, the Company adopted ASU No. 2016-02, Leases (Topic 842), effective January 1, 2019. The Company is party to operating leases for the majority of its manufacturing sites, offices, engineering and lab sites, stocking locations, warehouses, automobiles, and certain equipment. Certain of the Company’s real estate leases include variable rental payments which adjust periodically based on inflation, and certain automobile lease agreements include rental payments which fluctuate based on mileage. Generally, the Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Operating lease costs were $12 million for the three months ended March 31, 2019, and include costs associated with short-term leases and variable lease costs of $1 million and $3 million, respectively. Operating lease costs of $8 million were recognized as a component of selling, general & administrative expenses, with the remaining $4 million recognized as a component of cost of goods sold. The Company subleases one manufacturing site and three other sites to a third party. The leases have terms of 3 to 5 years and include renewal options. Sublease income for the three months ended March 31, 2019 related to these sites was not material.

The Company recognized the following related to its operating leases:

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions, unless otherwise noted)

	Financial Statement Line Item	At March 31, 2019
Operating right-of-use assets	Other assets	$117
Operating lease liabilities - current	Accrued liabilities	$29
Operating lease liabilities - noncurrent	Other liabilities	$90

Maturities of the Company’s operating lease liabilities were as follows:

At March 31, 2019
2019 (1)	$27
2020	31
2021	27
2022	22
2023	16
Thereafter	16
Total lease payments	139
Less: imputed interest	20
Present value of operating lease liabilities	$119
Weighted-average remaining lease term (years)	5.24
Weighted-average discount rate	6.34%

(1)	Represents lease payments from April 1, 2019 through December 31, 2019

Future minimum lease payments under operating leases having initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2018 were as follows:

At December 31, 2018
2019	$39
2020	33
2021	28
2022	22
2023	15
Thereafter	17
$154

Supplemental cash flow information related to the Company’s operating leases was as follows:

Three Months Ended
March 31,
2019
Operating cash flows	$9
Operating right-of-use assets obtained in exchange for operating lease liabilities	$12

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions, unless otherwise noted)

As of March 31, 2019, the Company has additional operating leases that have not yet commenced. Obligations under these leases are approximately $17 million and the leases are expected to commence during the year ended December 31, 2019 with lease terms of 1 to 10 years.

The Company’s obligations relating to finance leases as of March 31, 2019, and associated costs for the three months then ended, were not material.

Note 12. Accumulated Other Comprehensive (Loss)

The changes in Accumulated other comprehensive (loss) are provided in the tables below.

Changes in Accumulated Other Comprehensive (Loss) by Component

	Foreign Exchange Translation Adjustment	Pension Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Total Accumulated Other Comprehensive (Loss)
Balance at December 31, 2017	$(100)	$-	$-	$(100)
Other comprehensive income before reclassifications	31	-	-	31
Amounts reclassified from accumulated other comprehensive income (a)	-	-	(1)	(1)
Net current period other comprehensive income	31	-	(1)	30
Balance at March 31, 2018	$(69)	$-	$(1)	$(70)

Balance at December 31, 2018	$(177)	$(12)	$-	$(189)
Other comprehensive income before reclassifications	6	-	-	6
Net current period other comprehensive income	6	-	-	6
Balance at March 31, 2019	$(171)	$(12)	$-	$(183)
(a) Amount reclassified to net revenue

Note 13. Stock-Based Compensation Plans

Restricted Stock Units (“RSUs”)

During the three months ended March 31, 2019, as part of the Company’s annual long-term compensation under the 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates (the “Stock Incentive Plan”), it granted 309,906 performance-based RSUs and 334,733 time-based RSUs to eligible employees. The weighted average grant date fair value per share for these shares was $24.46.

Stock Options

During the three months ended March 31, 2019, as part of the Company’s annual long-term compensation under the Stock Incentive Plan, it granted 1,117,946 stock options to eligible employees at an exercise price per share of $24.39 and weighted average fair value of $6.78.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions, unless otherwise noted)

Note 14. Commitments and Contingencies

Environmental Matters

The Company is subject to various federal, state, local and foreign government requirements relating to the protection of the environment and accrues costs related to environmental matters when it is probable that it has incurred a liability related to a contaminated site and the amount can be reasonably estimated. Environmental-related expenses are presented within Cost of goods sold for operating sites and Other (income) expense, net for non-operating sites in the unaudited Consolidated and Combined Interim Statements of Operations. For the three months ended March 31, 2019 and March 31, 2018, environmental expense within Other (income) expense, net was $- and $53 million, respectively. Liabilities for environmental cost were $21 million and $570 million as of March 31, 2019 and March 31, 2018, respectively. On October 29, 2018, upon the consummation of the Spin-Off, certain environmental liabilities became subject to the Honeywell Reimbursement Agreement (defined below) and were reclassified to Obligations payable to Honeywell. For additional information, see Honeywell Reimbursement Agreement below.

The Company does not currently possess sufficient information to reasonably estimate the amounts of environmental liabilities to be recorded upon future completion of studies, litigation or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined although they could be material to our unaudited consolidated and combined results of operations and operating cash flows in the periods recognized or paid.

Honeywell Reimbursement Agreement

On October 29, 2018, in connection with the Spin-Off, the Company entered into an indemnification and reimbursement agreement with Honeywell (the “Honeywell Reimbursement Agreement”) pursuant to which the Company has an obligation to make cash payments to Honeywell in amounts equal to 90% of payments for certain Honeywell environmental-liability payments, which include amounts billed (“payments”), less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales (the “recoveries”). The amount payable by the Company in respect of such liabilities arising in respect of any given year will be subject to a cap of $140 million (exclusive of any late payment fees up to 5% per annum). The scope of the Company’s current environmental remediation obligations subject to the Honeywell Reimbursement Agreement relates to approximately 230 sites or groups of sites that are undergoing environmental remediation under U.S. federal or state law and agency oversight for contamination associated with Honeywell legacy business operations. The ongoing environmental remediation is designed to address contaminants at upland and sediment sites, which include, among others, metals, organic compounds and polychlorinated biphenyls, through a variety of methods, which include, among others, excavation, capping, in-situ stabilization, groundwater treatment and dredging. In addition, the Company obligations subject to the Honeywell Reimbursement Agreement will include certain liability with respect to (i) hazardous exposure or toxic tort claims associated with the specified sites that arise after the Spin-Off, if any, (ii) currently unidentified releases of hazardous substances at or associated with the specified sites, (iii) other environmental claims associated with the specified sites and (iv) consequential damages.

Payments in respect of the liabilities arising in a given year will be made quarterly throughout such year on the basis of an estimate of the liabilities and recoveries provided by Honeywell. Following the end of any such year, Honeywell will provide the company with a calculation of the amount of payments and the recoveries actually received.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS

(Unaudited)

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

The obligations under the Honeywell Reimbursement Agreement will continue until the earlier of: (1) December 31, 2043; or (2) December 31 of the third consecutive year during which the annual reimbursement obligation (including in respect of deferred payment amounts) has been less than $25 million.

The following table summarizes information concerning our Honeywell Reimbursement Agreement liabilities:

March 31,
2019
Beginning of period	$616
Accruals for indemnification liabilities deemed probable and reasonably estimable	67
Reduction (1)	(81)
Indemnification payment	(35)
End of period	$567

(1)

Reduction in indemnification liabilities relates to a provision in the Honeywell reimbursement agreement that reduces the obligation due to Honeywell for any proceeds received by Honeywell from a property sale of a site under the agreement.

Honeywell Reimbursement Agreement liabilities are included in the following balance sheet accounts:

March 31,
2019
Accrued liabilities	$140
Obligations payable to Honeywell	427
$567

The Company does not currently possess sufficient information to reasonably estimate the amounts of indemnification liabilities to be recorded upon future completion of studies, litigation or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined although they could be material to our unaudited consolidated and combined results of operations and operating cash flows in the periods recognized or paid.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions, unless otherwise noted)

Tax Matters Agreement

In connection with the Spin-Off, the Company entered into a tax matters agreement (the “Tax Matters Agreement”) with Honeywell pursuant to which it is responsible and will indemnify Honeywell for all taxes, including income taxes, sales taxes, VAT and payroll taxes, relating to the business for all periods, including periods prior to the consummation of the Spin-Off. As of March 31, 2019, the Company has indemnified Honeywell for $153 million, which is included in Obligations payable to Honeywell.

Trademark Agreements

The Company and Honeywell entered into a 40-year Trademark License Agreement (“the Trademark Agreement”) that authorizes the Company’s use of certain license trademarks in the operation of Resideo’s business for the advertising, sale and distribution of certain licensed products. In exchange, the Company will pay a royalty fee of 1.5% on net revenue to Honeywell related to such licensed products which is recorded in Selling, general and administrative expense on the unaudited Consolidated and Combined Interim Statements of Operations. For the three months ended March 31, 2019, royalty fees were $8 million.

Other Matters

The Company is subject to other lawsuits, investigations and disputes arising out of the conduct of its business, including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employee benefit plans, intellectual property, and environmental, health and safety matters. The Company recognizes a liability for any contingency that is probable of occurrence and reasonably estimable. The Company continually assesses the likelihood of adverse judgments of outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. To date, no such matters are material to the unaudited Consolidated and Combined Interim Statements of Operations.

Warranties and Guarantees

In the normal course of business, the Company issues product warranties and product performance guarantees. It accrues for the estimated cost of product warranties and performance guarantees based on contract terms and historical experience at the time of sale. Adjustments to initial obligations for warranties and guarantees are made as changes to the obligations become reasonably estimable. Product warranties and product performance guarantees are included in Accrued liabilities. The following table summarizes information concerning recorded obligations for product warranties and product performance guarantees.

	March 31,
	2019	2018
Beginning of period	$26	$17
Accruals for warranties/guarantees issued during the year	5	6
Adjustment of pre-existing warranties/guarantees	(1)	(2)
Settlement of warranty/guarantee claims	(6)	(4)
End of period	$24	$17

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions, unless otherwise noted)

Note 15. Pension

Prior to the Spin-Off, certain of Resideo’s employees participated in multiple U.S. and non-U.S. defined benefit pension plans (the “Shared Plans”) sponsored by Honeywell which includes participants of other Honeywell subsidiaries and operations. The Company accounted for participation in the Shared Plans as a multiemployer benefit plan. Accordingly, it did not record an asset or liability to recognize the funded status of the Shared Plans. The related pension expense was allocated based on annual service cost of active participants and reported within Costs of goods sold and Selling, general and administrative expenses in the unaudited Combined Interim Statements of Operations. The pension expense related to participation in the Shared Plan for the three months ended March 31, 2018 was $3 million.

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

The Company sponsors multiple funded and unfunded U.S. and non-U.S. defined benefit pension plans. Pension benefits for many of its U.S. employees are provided through non-contributory, qualified and non-qualified defined benefit plans. It also sponsors defined benefit pension plans which cover non-U.S. employees who are not U.S. citizens, in certain jurisdictions, principally Germany, Austria, Belgium and Switzerland. The pension obligation as of March 31, 2019 and December 31, 2018 were $90 million and $88 million, respectively, and are included in other liabilities in the consolidated balances sheet. Net periodic benefit cost recognized in Comprehensive income the three months ended March 31, 2019 is $1 million.

The components of net periodic benefit cost other than the service cost are included in Other (income) expense, net in the unaudited Consolidated and Combined Interim Statements of Operations for the three months ended March 31, 2019 and 2018.

Note 16. Segment Financial Data

The Company globally manages its business operations through two reportable operating segments, Products & Solutions and Global Distribution:

Products & Solutions—The Products & Solutions business is a leading global provider of products, software solutions and technologies that help homeowners stay connected and in control of their comfort, security and energy use.

Global Distribution—The Global Distribution business is a leading global distributor of low-voltage electronic and security products. Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions, unless otherwise noted)

Prior to the first quarter of 2019, the Company’s Chief Operating Decision Maker (“CODM”) managed and evaluated its segment performance based on segment profit defined as segment income (loss) before taxes excluding Other (income) expense, net (primarily environmental cost now subject to the Honeywell Reimbursement Agreement), interest expense, pension expense, environmental expense related to Resideo’s owned sites and repositioning charges. Beginning in the first quarter of 2019, the Company’s CODM changed the way segment performance is evaluated by making financial decisions and allocating resources based on segment Adjusted EBITDA. Segment Adjusted EBITDA is defined as segment net income before income taxes, net interest (income) expense, depreciation and amortization plus environmental expense, Honeywell Reimbursement Agreement expense, stock compensation expense, repositioning charges, and non-cash and other adjustments.

	Three Months Ended
	March 31,
	2019	2018
Revenue
Total Products & Solutions revenue	$622	$602
Less: Intersegment revenue	71	79
External Products & Solutions revenue	551	523
External Global Distribution revenue	665	642
Total revenue	$1,216	$1,165

	Three Months Ended
	March 31,
	2019	2018
Segment adjusted EBITDA
Products & Solutions	$81	$117
Global Distribution	46	41
Segment Adjusted EBITDA	$127	$158

The table below provides a reconciliation of net income to segment Adjusted EBITDA:

	Three Months Ended
	March 31,
	2019	2018
Net income GAAP	$48	$45
Net interest expense	16	-
Tax expense	36	34
Depreciation and amortization	16	17
Environmental expense (1)	-	53
Honeywell reimbursement agreement gain (2)	(14)	-
Stock compensation expense (3)	7	4
Repositioning charges	-	5
Other (4)	18	-
Segment Adjusted EBITDA	$127	$158

(1)	Represents historical environmental expenses as reported under 100% carryover basis.
(2)	Represents recorded (gain), net of expenses related to the Honeywell Reimbursement Agreement.
(3)	Stock compensation expense adjustment includes only non-cash expenses.
(4)

Represents $19 million in costs directly related to the Spin-Off and ($1) million in non-operating (income) expense adjustment which excludes net interest (income) for the three months ending March 31, 2019.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions, unless otherwise noted)

The Company’s CODM does not use segment assets information to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions, except per share amounts)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help you understand the results of operations and financial condition of Resideo Technologies, Inc. and its consolidated subsidiaries (“Resideo” or “the Company”, “we”, “us” or “our”) for the three months ended March 31, 2019 and should be read in conjunction with the unaudited Consolidated and Combined Interim Financial Statements and the notes thereto contained elsewhere in this Form 10-Q. The financial information as of March 31, 2019 should be read in conjunction with the consolidated and combined financial statements for the year ended December 31, 2018 contained in our 2018 Annual Report on Form 10-K.

Overview and Business Trends

We are a leading global provider of products, software solutions and technologies that help homeowners stay connected and in control of their comfort, security and energy use. We are a leader in the home heating, ventilation and air conditioning controls and security markets. Our products consist of solutions in Comfort, Residential Thermal Solutions and Security categories and include temperature and humidity control, thermal, water and air solutions and remote patient monitoring software solutions as well as security panels, sensors, peripherals, wire and cable, communications devices, video cameras, awareness solutions, cloud infrastructure, installation and maintenance tools and related software. Our Global Distribution business is the leading wholesale distributor of low-voltage electronic and security products which include video surveillance, intrusion, access control, fire and life safety, wire, networking and professional audio visual systems. We manage our business operations through two segments, Products & Solutions and Global Distribution. The Products & Solutions segment offerings include our Comfort, Residential Thermal Solutions and Security products, which, consistent with our industry, has a higher gross and operating margin profile in comparison to the Global Distribution segment.

Our financial performance over the last three years has been supported by several macro trends. Steady growth in residential and non-residential construction and growth in renovation and remodeling in the United States has had a positive impact on the growth of our Products & Solutions and Global Distribution businesses. The financial performance of our Products & Solutions business has further benefited from increasing penetration of wireless connectivity and the proliferation of connected devices. The financial performance of our Global Distribution business has been further aided by increasing contractor needs for training and technical expertise, and increasing demand for same day order fulfilment.

Current Period Highlights

Net revenues increased $51 million in the recent quarter compared to the first quarter of fiscal 2018, primarily due to increased volume and price offset by foreign exchange translation. Gross profit as a percent of net revenues decreased to 26% or $30 million in the recent quarter compared to 29% in the first quarter of fiscal 2018. The primary drivers to the decrease in gross profit percentage was material and labor inflation and fixed production costs with a 2% decrease in gross profit percentage, headquarter allocations previously classified in selling, general and administrative expense in the carve-out financials with a 1% decrease in gross profit percentage, and sales mix changes with a 1% decrease in gross profit percentage.  First-quarter net income was $48 million.

Selling, general, and administrative expenses increased by $16 million in the recent quarter compared to the first quarter of fiscal 2018. The increase was driven by spin related costs, license fees associated with the Trademark License Agreement, and labor cost inflation totaling $37 million. These increases were partially offset by a change in headquarter cost allocation now partially classified in cost of goods sold, foreign currency translation, and miscellaneous cost reductions totaling $21 million.

We ended the first quarter with $212 million in cash and cash equivalents. Net cash used in operating activities was $10 million during the recent quarter. Accounts receivable was $838 million at March 31, 2019, representing 62 days sales outstanding (“DSO”). Inventory was $701 million at March 31, 2019, representing 70 days of inventory (“DOI”).

In March, the Company executed on its strategy to complete tuck-in acquisitions in key adjacencies by acquiring Buoy Labs. Buoy produces an innovative Wi-Fi enabled solution that tracks the amount of water used in a home and has shutoff capabilities. Buoy integrates smart software and hardware that can identify potential leaks and help the consumer to intervene to prevent them through its subscription-based app services. See Note 4, Acquisitions, to the Consolidated and Combined Interim Financial Statements for additional information.

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

In connection with the Spin-Off, we entered into certain agreements with Honeywell, such as the Honeywell Reimbursement Agreement, the Trademark License Agreement, Tax Matters Agreement, Employee Matters Agreement, Patent Cross-License Agreement and Transition Services Agreement, which will cause us to incur new costs. See our 2018 Annual Report on Form 10-K for a description of the material terms thereof.

Basis of Presentation

Our unaudited Consolidated Interim Balance Sheet as of March 31, 2019, unaudited Consolidated Balance Sheet as of December 31, 2018 and unaudited Consolidated Interim Statement of Operations, Comprehensive Income, Equity, and Cash Flows for the three months ended March 31, 2019 consists of the consolidated balances of Resideo as prepared on a stand-alone basis. Our unaudited Combined Interim Statements of Operations, Comprehensive Income, Equity, and Cash Flows for the period ended March 31, 2018 have been prepared on a “carve-out” basis. Prior to the separation, these unaudited Combined Interim Financial Statements were derived from the unaudited consolidated interim financial statements and accounting records of Honeywell. These unaudited Consolidated and Combined Interim Financial Statements reflect our consolidated historical financial position, results of operations and cash flows as the business was historically managed in conformity with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”). The historical combined financial information prior to the Spin-Off may not be indicative of our future performance and does not necessarily reflect what our consolidated and combined results of operations, financial condition and cash flows would have been had we operated as a separate, publicly traded company during the periods presented, particularly because of changes that we have experienced and may continue to experience as a result of our separation from Honeywell, including changes in the financing, cash management, operations, cost structure and personnel needs of our Company.

The unaudited Combined Interim Financial Statements prior to the Spin-Off include certain assets and liabilities that were held at the Honeywell corporate level but were specifically identifiable or otherwise attributable to us. Additionally, Honeywell historically provided certain services, such as legal, accounting, information technology, human resources and other infrastructure support, on behalf of us. The cost of these services were allocated to us on the basis of the proportion of net revenue. Actual costs that would have been incurred if we had been a stand-alone company for the entire period being presented would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. Both we and Honeywell consider the basis on which the expenses were allocated during the period before the Spin-Off to be a reasonable reflection of the utilization of services provided to or the benefits received by us during the periods presented.

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

Our environmental expenses prior to Spin-Off and our Honeywell reimbursement expenses are reported within Other (income) expense, net in our unaudited Consolidated and Combined Interim Statements of Operations, which reflect an estimated liability for resolution of pending and future environmental-related liabilities. Prior to the Spin-Off, this estimated liability was calculated as if we were responsible for 100% of the environmental-liability payments associated with certain sites. See our 2018 Annual Report on Form 10-K for additional information. In connection with our separation from Honeywell, we became a party to the Honeywell Reimbursement Agreement, which was entered into on October 14, 2018, pursuant to which we agreed to indemnify Honeywell in amounts equal to 90% of payments which include amounts billed with respect to certain environmental claims, remediation and, to the extent arising after the Spin-Off, hazardous exposure or toxic tort claims, in each case including consequential damages (the “liabilities”), in respect of specified properties contaminated through historical business operations, including the legal and other costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales. Pursuant to the Honeywell Reimbursement Agreement, we are responsible for paying to Honeywell such amounts, up to a cap of $140 million in respect of liabilities arising in any given calendar year (exclusive of any late payment fees up to 5% per annum). See “Certain Relationships and Related Party Transactions-Agreements with Honeywell-Honeywell Reimbursement Agreement”.

Components of Operating Results

Our fiscal quarter ends on March 31. The key elements of our operating results include:

Net Revenue

We globally manage our business operations through two reportable segments, Products & Solutions and Global Distribution:

Products & Solutions. We generate the majority of our Product net revenue primarily from residential end-markets. Our Products & Solutions segment includes traditional products, as well as connected products, which we define as any device with the capability to be monitored or controlled from a remote location by an end-user or service provider. Our products are sold through a network of distributors (e.g. HVAC, Plumbing, Security, Electrical), original equipment manufacturers (“OEMs”), and service providers such as HVAC contractors, Security dealers and Plumbers including our ADI business. We also sell some products via retail and online channels.

Global Distribution. We generate revenue through the distribution of low-voltage electronic and security products that are delivered through a comprehensive network of professional contractors, distributors and OEMs, as well as major retailers and online merchants. In addition to our own Security products, ADI distributes products from industry-leading manufacturers including Assa Abloy, Axis Communications, Honeywell and Nortek Security & Control, and ADI also carries a line of private label products. We sell these products to contractors that service non-residential and residential end-users. 14% of ADI’s net revenue is supplied by our Products & Solutions Segment. Management estimates that in 2018 approximately two-thirds of ADI’s net revenue were attributed to non-residential end markets and one-third to residential end markets.

Cost of Goods Sold

Products & Solutions: Cost of goods sold includes costs associated with raw materials, assembly, shipping and handling of those products; costs of personnel-related expenses, including pension benefits, and equipment associated with manufacturing support, logistics and quality assurance; costs of certain intangible assets; and costs of research and development. Research and development expense consists primarily of development of new products and product applications.

Global Distribution: Cost of goods sold consists primarily of inventory-related costs and includes labor and personnel-related expenses.

Selling, General, and Administrative Expense

Selling, general and administrative expense includes trademark royalty expenses, sales incentives and commissions, professional fees, legal fees, promotional and advertising expenses, and personnel-related expenses, including stock based compensation and pension benefits. In addition, prior to the Spin-Off our selling, general and administrative expense included an allocated portion of general corporate expenses.

Other (Income) Expense, Net

Other (income) expense, net consists primarily of Honeywell reimbursement expenses, offset by certain reductions, for certain environmental claims related to approximately 230 sites or groups of sites that are undergoing environmental remediation under U.S. federal or state law and agency oversight for contamination associated with Honeywell legacy business operations. Prior to the Spin-Off other expenses also included the environmental expenses related to these same sites. For further information see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Honeywell Reimbursement Agreement” and “Note 14. Commitments and Contingencies” of Notes to unaudited Consolidated and Combined Interim Financial Statements of this Form 10-Q.

Interest Expense

Interest expense consists of interest on our short and long-term obligations, including our senior notes and term credit facility. Interest expense on our obligations includes contractual interest, amortization of the debt discount and amortization of debt issuance costs.

Tax Expense

Provision for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for U.S. taxation of foreign earnings and other non-deductible expenses.

Results of Operations

The following table sets forth our selected unaudited consolidated interim statements of operations for the periods presented:

Unaudited Consolidated Interim Statements of Operations

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in millions except share and per share data)
Net revenue	$1,216	$1,165
Cost of goods sold	903	822
Gross Profit	313	343
Selling, general and administrative expenses	228	212
Other (income) expense, net	(16)	52
Interest expense	17	-
	229	264
Income before taxes	84	79
Tax expense	36	34
Net income	$48	$45
Weighted Average Number of Common Shares Outstanding
Basic (in thousands)	122,570	122,499
Diluted (in thousands)	123,472	122,499
Earnings Per Share
Basic net income per share	$0.39	$0.37
Diluted net income per share	$0.39	$0.37

Results of Operations for the Periods Ended March 31, 2019 and 2018

Net Revenue

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in millions)
Net revenue	$1,216	$1,165
% change compared with prior period	4%

The change in net revenue compared to prior year period is attributable to the following:

Three Months
Volume	5%
Price	2%
Foreign currency translation	-3%
% change compared with prior period	4%

A discussion of net revenue by segment can be found in the Review of Business Segments section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cost of Goods Sold

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in millions)
Cost of goods sold	$903	$822
% change compared with prior period	10%
Gross profit percentage	26%	29%

Cost of goods sold for the three months ended March 31, 2019 was $903 million, an increase of $81 million, or 10%, from $822 million for the three months ended March 31, 2018.

This increase in cost of goods sold was primarily driven by higher revenue in both the Global Distribution and Products & Solutions segments, material and labor inflation and increased fixed production costs, changes in sales mix, headquarter allocations previously classified in selling, general and administrative expense in the carve-out financials, and spin related costs totaling $103 million. The increased costs were partially offset by foreign currency translation and other miscellaneous costs of goods sold totaling $22 million.

The primary drivers to the decrease in gross profit percentage was material and labor inflation and fixed production costs with a 2% decrease in gross profit percentage, headquarter allocations previously classified in selling, general and administrative expense in the carve-out financials with a 1% decrease in gross profit percentage, and sales mix changes with a 1% decrease in gross profit percentage.

Selling, General and Administrative Expense

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in millions)
Selling, general and administrative expense	$228	$212
% of revenue	19%	18%

Selling, general and administrative expense for the three months ended March 31, 2019 was $228 million, an increase of $16 million, from $212 million for the three months ended March 31, 2018. The increase was driven by spin related costs, license fees associated with the Trademark License Agreement, and labor cost inflation totaling $37 million. These increases were partially offset by headquarter cost allocation now partially classified in cost of goods sold, foreign currency translation, and miscellaneous cost reductions totaling $21 million.

Other (Income) Expense, Net

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in millions)
Other (income) expense, net	$(16)	$52

Other (income) expense, net for the three months ended March 31, 2019, was $16 million, a decrease of $68 million from $52 million for the three months ended March 31, 2018. The decrease is due to lower remediation costs during the period as well as an $81 million gain related to a provision in the Honeywell Reimbursement Agreement that reduces the obligation due to Honeywell for any proceeds received from a property sale of a site under the agreement.

Tax Expense (Benefit)

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in millions)
Tax expense	$36	$34
Effective tax rate	43%	43%

The effective tax rate did not change for the three months ended March 31, 2019 year-over-year, as compared to the three months ended March 31, 2018.

The effective tax rate for the three months ended March 31, 2019 was higher than the U.S. federal statutory rate of 21% primarily attributable to U.S. taxation of foreign earnings and other non-deductible expenses.

The effective tax rate for the three months ended March 31, 2018 was higher than the U.S. federal statutory rate of 21% primarily attributable to U.S. taxation of foreign earnings, accrued withholding taxes on earnings deemed to not be permanently reinvested, and other non-deductible expenses.

The effective tax rate can vary from quarter to quarter for unusual or infrequently occurring items, such as the tax impacts from the resolution of income tax audits, changes in tax laws, revisions to the amounts from U.S. Tax Reform, or internal restructurings.

Review of Business Segments

We operate two segments: Products & Solutions and Global Distribution. Our Chief Operating Decision Maker evaluates segment performance based on Segment Adjusted EBITDA. Segment Adjusted EBITDA is defined as segment net income before income taxes, net interest (income) expense, depreciation and amortization plus or minus, environmental expense, Honeywell Reimbursement Agreement expense, stock compensation expense, repositioning charges, and non-cash and other adjustments.

Products & Solutions

	For the Three Months Ended March 31,
	2019	2018	% Change
Total revenue	$622	$602
Less: Intersegment revenue	71	79
External revenue	551	523	5%
Segment Adjusted EBITDA	$81	$117	(31)%

	2019 vs. 2018
	Three Months Ended
	March 31,
Factors Contributing to Year-Over-Year Change	Revenue (%)	Segment Adjusted EBITDA (%)
Constant Currency Growth (Decline)/Segment Adjusted EBITDA	8%	(27)%
Foreign currency translation	(3)%	(4)%
Total % Change	5%	(31)%

Products & Solutions revenue increased 5% driven by the Security business and the launch of a new residential intrusion security platform.  Segment adjusted EBITDA declined from $117 million to $81 million, or 31%. Segment Adjusted EBITDA was negatively impacted $58 million from unfavorable products mix, standard costing of inventory, production costs increases and the license fee paid to Honeywell associated with the Trademark License Agreement.  These negative impacts were offset $22 million by profit from increased volume, selling prices and material productivity.

Global Distribution

	For the Three Months Ended March 31,
	2019	2018	% Change
Total revenue	$665	$642
Less: Intersegment revenue	-	-
External revenue	665	642	4%
Segment Adjusted EBITDA	$46	$41	12%

	2019 vs. 2018
	Three Months Ended
	March 31,
Factors Contributing to Year-Over-Year Change	Revenue (%)	Segment Adjusted EBITDA (%)
Constant Currency Growth/Segment Adjusted EBITDA	6%	13%
Foreign currency translation	(2)%	(1)%
Total % Change	4%	12%

Global Distribution revenue increased 4% on a reported basis, and 6% on a constant currency basis. Global Distribution segment constant currency performance was driven by increased sales volume in the Americas and EMEA regions, partly offset by one less selling day year over year in the first quarter. Segment Adjusted EBITDA increased from $41 million to $46 million, or 12%. This increase was due to increased volume and productivity, net of inflation and unfavorable foreign exchange rates.

Capital Resources and Liquidity

Our liquidity is primarily dependent on our ability to continue to generate positive cash flows from operations. Additional liquidity may also be provided through access to the financial capital markets and a committed global credit facility.

•	Operating cash flows from continuing operations was an outflow of $10 million for the three months ended March 31, 2019 and was an inflow of $126 million for the three months ended March 31, 2018.
•	As of March 31, 2019, total cash and cash equivalents were $212 million.
•	At March 31, 2019, there were no borrowings and $18 million of letters of credit issued under our $350 million Credit Facility.

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

Honeywell Reimbursement Agreement

In connection with the Spin-Off, we entered into the Honeywell Reimbursement Agreement, pursuant to which we have an obligation to make cash payments to Honeywell in amounts equal to 90% of payments for certain Honeywell environmental-liability payments, which include amounts billed, less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales. The amount payable by us in respect of such liabilities arising in any given year is subject to a cap of $140 million (exclusive of any late payment fees up to 5% per annum). The amount paid during the three months ended March 31, 2019 was $35 million. See “Note 21. Commitments and Contingencies” of Notes to Consolidated and Combined Financial Statements in our 2018 Annual Report on Form 10-K for further discussion.

Cash Flow Summary for the Three Months Ended March 31, 2019 and 2018

Our cash flows from operating, investing and financing activities for the three months ended March 31, 2019 and 2018, as reflected in the unaudited Consolidated and Combined Interim Financial Statements are summarized as follows:

	Three Months Ended March 31,
	2019	2018
Cash (used for) provided by:
Operating activities	$(10)	$126
Investing activities	(21)	(9)
Financing activities	(23)	(99)
Effect of exchange rate changes on cash and cash equivalents	1	1
Net (decrease) increase in cash and cash equivalents	$(53)	$19

Cash used for operating activities for the three months ended March 31, 2019 increased by $136 million, primarily due to a $78 million increase in cash used for working capital due to increased receivables related to higher sales and increased inventory levels as a result of rebuilding safety stocks to improve customer delivery performance and support growth initiatives. An increase of $40 million in cash used for other current assets and other liabilities also drove cash usage for operating activities due to timing of vendor rebate receivables and payments for customer rebates.

Cash used for investing activities increased by $12 million, primarily due to a decrease of $7 million in proceeds received related to amounts due from related parties and an increase of $6 million cash paid for the Buoy acquisition.

Net cash used for financing activities decreased by $76 million. The decrease in usage was primarily due to $91 million in pre-spin activity related to cash outflows of invested equity to Honeywell and cash pooling during the three months ended March 31, 2018 that is no longer applicable to the post Spin off period.

Capital Expenditures

We believe our capital spending in recent years has been sufficient to maintain efficient production capacity, to implement important product and process redesigns and to expand capacity to meet increased demand. Productivity projects have freed up capacity in our manufacturing facilities and are expected to continue to do so. We expect to continue investing to expand and modernize our existing facilities and to create capacity for new product development. Capital expenditures for full year 2019 are expected to be $104 million of which, $45 million relates to costs associated with investments in infrastructure as a stand-alone company.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, net revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of our unaudited Consolidated and Combined Interim Financial Statements in accordance with generally accepted accounting principles is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. We consider the accounting policies discussed in our 2018 Annual Report on Form 10-K for the year ended December 31, 2018, to be critical to the understanding of our unaudited Consolidated and Combined Interim Financial Statements. There have been no changes in our critical accounting policies as compared to what was disclosed in the 2018 Annual Report on Form 10-K for the year ended December 31, 2018. Actual results could differ from our estimates and assumptions, and any such differences could be material to our unaudited Consolidated and Combined Interim Financial Statements.

Other Matters

Litigation and Environmental Matters

See “Note 14. Commitments and Contingencies” of Notes to unaudited Consolidated and Combined Interim Financial Statements of this Form 10-Q for a discussion of environmental and other litigation matters.

Recent Accounting Pronouncements

See “Note 2. Summary of Significant Accounting Policies” of Notes to unaudited Consolidated and Combined Interim Financial Statements of this Form 10-Q for a discussion of recent accounting pronouncements.

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

Interest Rate Risk

As of March 31, 2019, $819 million of our total debt of $1.2 billion carried variable interest rates, including the effect of pay variable interest rate swaps, if any. The fair market values of our fixed-rate financial instruments are sensitive to changes in interest rates. At March 31, 2019, a 100 basis point change in market interest rates would change the fair values of such financial instruments by approximately 5%.

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

Item 4.	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have implemented, and continue to refine, internal controls and key system functionality to enable the preparation of financial information related to the new lease standard (ASU No. 2016-02) upon adoption on January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of the new lease standard.

PART II

Item 1. Legal Proceedings

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

Additionally, in connection with our entry into the Honeywell Reimbursement Agreement, we will be required to make payments to Honeywell in amounts equal to 90% of payments, which include amounts billed, with respect to certain environmental claims, remediation and, to the extent arising after the Spin-Off, hazardous exposure or toxic tort claims, in each case including consequential damages in respect of specified properties contaminated through historical business operations, including the legal and other costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales. For further information, see “Note 14. Commitments and Contingencies” of Notes to unaudited Consolidated and Combined Financial Statements of this Form 10-Q.

Item 1A. Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal and regulatory risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. There have been no material changes to the risk factors described in our 2018 Annual Report on Form 10-K.

Item 5. Other Information

The Company discloses public information to investors, the media and others interested in the Company through a variety of means, including the Company’s investor relations website (https://investor.resideo.com), press releases, SEC filings, blogs, public conference calls and presentations, webcasts and social media, in order to achieve broad, non-exclusionary distribution of information to the public. We use these channels to communicate with our shareholders and the public about our Company, our products, solutions and other issues. It is possible that the information we post on social media could be deemed to be material information. We encourage investors, the media and others interested in our Company to review the information we post on our website and the social media channels listed below. The list of social media channels we use may be updated from time to time on the Company’s investor relations website.

The Company’s News Page (https://www.resideo.com/news)

The Company’s Facebook Page (www.facebook.com/resideo)

The Company’s Twitter Feed (https://twitter.com/resideo)

The Company’s LinkedIn Feed (https://www.linkedin.com/company/resideo1/)

References to the Company’s website and other social media channels are made as inactive textual references and information contained on them is not incorporated by reference into this Form 10-Q.

Item 6. Exhibits

The Exhibits listed below on the Exhibit Index are filed or incorporated by reference as part of this Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Resideo Technologies, Inc. Bonus Plan Effective as of February 11, 2019 (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K filed on February 11, 2019, File No. 001-38635)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

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

Company Name

Date: May 8th, 2019	By:	/s/ Joseph D. Ragan III
Joseph D. Ragan III Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)