Form 10-Q
period 2019-06-30
RESIDEO TECHNOLOGIES, INC.
filed 2019-08-07
CIK 1740332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

The number of shares outstanding of the Registrant’s common stock, par value $0.001 per share as of August 1st, 2019 was 122,779,163 shares.

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
•

economic, political, regulatory, foreign exchange and other risks of international operations, including the impact of tariffs and the recently negotiated USMCA, which, when legislatively approved by each of the US, Mexico and Canada, will serve to replace NAFTA;

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

PART I

The financial statements and related footnotes as of June 30, 2019 should be read in conjunction with the financial statements for the year ended December 31, 2018 contained in our 2018 Annual Report on Form 10-K.

RESIDEO TECHNOLOGIES, INC.

Item 1.	Financial Statements

CONSOLIDATED AND COMBINED INTERIM STATEMENT OF OPERATIONS

(Dollars in millions except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net revenue	$1,242	$1,196	$2,458	$2,361
Cost of goods sold	946	850	1,849	1,672
Gross profit	296	346	609	689
Selling, general and administrative expenses	254	217	482	429
Operating profit	42	129	127	260
Other expense, net	35	124	19	176
Interest expense	18	-	35	-

(Loss) income before taxes	(11)	5	73	84
Tax expense (benefit)	-	(28)	36	6
Net (loss) income	$(11)	$33	$37	$78
Weighted Average Number of Common Shares Outstanding (in thousands)
Basic	122,700	122,499	122,635	122,499
Diluted	122,700	122,499	123,490	122,499
(Loss) Earnings Per Share
Basic	$(0.09)	$0.27	$0.30	$0.64
Diluted	$(0.09)	$0.27	$0.30	$0.64

The Notes to unaudited Consolidated and Combined Interim Financial Statements are an integral part of this statement.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED AND COMBINED

INTERIM STATEMENT OF COMPREHENSIVE (LOSS) INCOME

(Dollars in millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net (loss) income	$(11)	$33	$37	$78
Other comprehensive (loss) income, net of tax
Foreign exchange translation adjustment	(4)	(49)	2	(18)
Changes in fair value of effective cash flow hedges	-	-	-	(1)
Total other comprehensive (loss) income, net of tax	(4)	(49)	2	(19)
Comprehensive (loss) income	$(15)	$(16)	$39	$59

The Notes to unaudited Consolidated and Combined Interim Financial Statements are an integral part of this statement.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED INTERIM BALANCE SHEET

(Dollars in millions, shares in thousands)

(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$142	$265
Accounts receivable	835	821
Inventories	722	628
Other current assets	147	95
Total current assets	1,846	1,809
Property, plant and equipment – net	304	300
Goodwill	2,650	2,634
Other intangible assets – net	127	133
Other assets	233	96
Total assets	$5,160	$4,972
LIABILITIES
Current liabilities:
Accounts payable	$1,009	$964
Current maturities of long-term debt	22	22
Accrued liabilities	528	503
Total current liabilities	1,559	1,489
Long-term debt	1,169	1,179
Obligations payable to Honeywell	581	629
Other liabilities	258	142
COMMITMENTS AND CONTINGENCIES (Note 15)
EQUITY
Common stock, $0.001 par value, 700,000 shares authorized, 123,268 and 122,967 shares issued and 122,710 and 122,499 shares outstanding as of June 30, 2019 and December 31, 2018, respectively	-	-
Additional paid-in capital	1,743	1,720
Treasury stock, at cost	(2)	-
Retained earnings	39	2
Accumulated other comprehensive loss	(187)	(189)
Total equity	1,593	1,533
Total liabilities and equity	$5,160	$4,972

The Notes to unaudited Consolidated and Combined Interim Financial Statements are an integral part of this statement.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED AND COMBINED INTERIM STATEMENT OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows (used for) provided by operating activities:
Net income	$37	$78
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	36	33
Repositioning charges, net of payments	14	(1)
Stock compensation expense	14	9
Other noncash expense (income)	6	(12)
Changes in assets and liabilities:
Accounts, notes and other receivables	(7)	21
Inventories	(95)	(63)
Other current assets	(8)	(6)
Other assets	(8)	6
Accounts payable	25	106
Accrued liabilities	(17)	(10)
Obligations payable to Honeywell	(48)	-
Other liabilities	14	97
Net cash (used for) provided by operating activities	(37)	258
Cash flows used for investing activities:
Expenditures for property, plant, equipment and software	(38)	(24)
Cash paid for acquisitions, net of cash acquired	(17)	-
Proceeds received related to amounts due from related parties	-	7
Net cash used for investing activities	(55)	(17)
Cash flows used for financing activities:
Repayment of long-term debt	(11)	-
Non-operating obligations paid to Honeywell, net	(18)	-
Tax payments related to stock vestings	(2)	-
Net decrease in invested equity	-	(193)
Cashflow used by cash pooling	-	(8)
Net cash used for financing activities	(31)	(201)
Effect of foreign exchange rate changes on cash and cash equivalents	-	(3)
Net (decrease) increase in cash and cash equivalents	(123)	37
Cash and cash equivalents at beginning of period	265	56
Cash and cash equivalents at end of period	$142	$93

The Notes to unaudited Consolidated and Combined Interim Financial Statements are an integral part of this statement.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED AND COMBINED INTERIM STATEMENT OF EQUITY

(Dollars in millions, shares in thousands)

(Unaudited)

	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid- In Capital	Retained Earnings	Invested Equity	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2017	-	-	$-	$-	$-	$-	$2,703	$(100)	$2,603
Net income	-	-	-	-	-	-	45	-	45
Other comprehensive income, net of tax	-	-	-	-	-	-	-	30	30
Change in invested equity	-	-	-	-	-	-	(89)	-	(89)
Balance at March 31, 2018	-	-	$-	$-	$-	$-	$2,659	$(70)	$2,589
Net income	-	-	-	-	-	-	33	-	33
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(49)	(49)
Change in invested equity	-	-	-	-	-	-	(93)	-	(93)
Balance at June 30, 2018	-	-	$-	$-	$-	$-	$2,599	$(119)	$2,480

Balance at December 31, 2018	122,499	468	$-	$-	$1,720	$2	$-	$(189)	$1,533
Net income	-	-	-	-	-	48	-	-	48
Other comprehensive income, net of tax	-	-	-	-	-	-	-	6	6
Shares issued for employee stock plans	271	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	7	-	-	-	7
Shares withheld for employees' taxes	(84)	84	-	(2)	-	-	-	-	(2)
Balance at March 31, 2019	122,686	552	$-	$(2)	$1,727	$50	$-	$(183)	$1,592
Net loss	-	-	-	-	-	(11)	-	-	(11)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(4)	(4)
Shares issued for employee stock plans	30	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	7	-	-	-	7
Shares withheld for employees' taxes	(6)	6	-	-	-	-	-	-	-
Adjustments due to Spin-Off	-	-	-	-	9	-	-	-	9
Balance at June 30, 2019	122,710	558	$-	$(2)	$1,743	$39	$-	$(187)	$1,593

The Notes to unaudited Consolidated and Combined Interim Financial Statements are an integral part of this statement.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

(Unaudited)

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

Separation from Honeywell

The Company was incorporated in Delaware on April 24, 2018. The Company separated from Honeywell International Inc. (“Honeywell”) on October 29, 2018, becoming an independent publicly traded company as a result of a pro rata distribution of the Company’s common stock to shareholders of Honeywell (the “Spin-Off”). On October 3, 2018, Exhibit 99.1 to Amendment No. 2 to the Company’s Registration Statement on Form 10 as filed with the Securities and Exchange Commission (“SEC”) on October 2, 2018 was declared effective by the SEC. On October 29, 2018, Honeywell’s shareholders of record as of October 16, 2018 (“Record Date”) received one share of the Company’s common stock, par value $0.001 per share, for every six shares of Honeywell’s common stock, par value $1.00 per share, held as of the Record Date, and cash for any fractional shares of the Company’s common stock. The Company began trading “regular way” under the ticker symbol “REZI” on the New York Stock Exchange on October 29, 2018.

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

Basis of Presentation

Prior to the Spin-Off on October 29, 2018, the Company’s historical financial statements were prepared on a stand-alone combined basis and were derived from the consolidated financial statements and accounting records of Honeywell. Accordingly, for periods prior to October 29, 2018, these financial statements are presented on a combined basis and for the periods subsequent to October 29, 2018 are presented on a consolidated basis (collectively, the historical financial statements for all periods presented are referred to as “Consolidated and Combined Interim Financial Statements”). The Consolidated and Combined Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Consolidated and Combined Interim Financial Statements are unaudited; however, in the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods.

All intracompany transactions have been eliminated for all periods presented. As described in “Note 5. Related Party Transactions with Honeywell” of Notes to unaudited Consolidated and Combined Interim Financial Statements of this Form 10-Q, all significant transactions between the Company and Honeywell occurring prior to the Spin-Off have been included in the unaudited Combined Interim Financial Statements for the period ended June 30, 2018.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

(Unaudited)

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

The unaudited Combined Interim Financial Statements prior to the Spin-Off include certain assets and liabilities that have historically been held at the Honeywell corporate level but were specifically identifiable or otherwise attributable to the Company. The cash and cash equivalents held by Honeywell at the corporate level were not specifically identifiable to the Company and therefore were not attributed for any of the periods presented. Honeywell third-party debt and the related interest expense were not allocated for any of the periods presented as Honeywell’s borrowings were not directly attributable to the Company. In periods subsequent to the Spin-Off, we may have made and may continue to make adjustments to balances transferred at the Spin-Off, including adjustments to the classification of assets or liabilities transferred. Any such adjustments are recorded directly to equity in Adjustments due to Spin-off and are considered immaterial.

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

The Company reports its quarterly financial information using a calendar convention; the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30. It is the Company’s practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires its businesses to close their books on the last Saturday of the month in order to minimize the potentially disruptive effects of quarterly closing on business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, the Company will provide appropriate disclosures. Actual closing dates for the three and six months ended June 30, 2019 and 2018 were June 29, 2019 and June 30, 2018, respectively.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

(Unaudited)

Note 2. Summary of Significant Accounting Policies

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

Since an implicit rate of return is not readily determinable for the Company's leases, an incremental borrowing rate is used in determining the present value of lease payments, and is calculated based on information available at the lease commencement date. Most leases include renewal options; however, generally it is not reasonably certain that these options will be exercised at lease commencement. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recognized on the Company’s balance sheet. The Company does not separate lease and non-lease components for its real estate and automobile leases

Recent Accounting Pronouncements—The Company considers the applicability and impact of all recent accounting standards updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on the consolidated and combined financial position or results of operations.

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

Upon adoption of ASU No. 2016-02, the Company recognized an aggregate lease liability of $115 million, calculated based on the present value of the remaining minimum lease payments for qualifying leases as of January 1, 2019, with a corresponding right-of-use asset of $112 million. The cumulative-effect adjustment recognized to opening retained earnings was not material. The adoption of the new guidance did not impact the Company’s unaudited consolidated interim statement of operations or cash flows.

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

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which provides guidance designed to provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. From November 2018 to April 2019, amendments to Topic 326 were issued to clarify numerous accounting topics. When determining such expected credit losses, the guidance requires companies to apply a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendment is effective on a modified retrospective basis for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for fiscal years and interim periods beginning after December 15, 2018. The Company is currently assessing the impact this pronouncement may have on our trade receivables and notes receivables.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

(Unaudited)

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

Note 3. (Loss) Earnings Per Share

On October 29, 2018, the date of consummation of the Spin-Off, 122,498,794 shares of the Company’s Common Stock, par value $0.001 per share, were distributed to Honeywell shareholders of record as of October 16, 2018. This share amount is being utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Spin-Off as no common stock was outstanding prior to the date of the Spin-Off. For the 2018 year to date calculation, these shares are treated as issued and outstanding from January 1, 2018 for purposes of calculating historical basic earnings per share. For June 30, 2019 and June 30, 2018, this calculation excludes 557,585 and 467,764 of treasury shares, respectively.

The details of the (loss) earnings per share calculations for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Basic:	2019	2018	2019	2018
Net (loss) income	$(11)	$33	$37	$78
Weighted average common shares outstanding (in thousands)	122,700	122,499	122,635	122,499
(Loss) earnings per share - Basic	$(0.09)	$0.27	$0.30	$0.64

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Diluted:	2019	2018	2019	2018
Net (loss) income	$(11)	$33	$37	$78
Weighted average common shares outstanding - Basic (in thousands)	122,700	122,499	122,635	122,499
Dilutive effect of unvested RSUs	-	-	855	-
Weighted average common shares outstanding - Diluted (in thousands)	122,700	122,499	123,490	122,499
(Loss) earnings per share - Diluted	$(0.09)	$0.27	$0.30	$0.64

Diluted (loss) earnings per share is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the three and six months ended June 30, 2019. In periods where the Company has a net loss, no dilutive common shares are included in the calculation for diluted shares as they are considered anti-dilutive. For the six months ended June 30, 2019, average options and other rights to purchase approximately 1.4 million shares of common stock were outstanding, all of which were anti-dilutive during the six months ended June 30, 2019, and therefore excluded from the computation of diluted earnings per common share. Additionally, an average of approximately 0.2 million shares of performance based unit awards are excluded from the computation of diluted earnings per common share for the six months ended June 30, 2019 as the contingency has not been satisfied at June 30, 2019.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

(Unaudited)

Note 4. Acquisitions

On March 28, 2019 the Company acquired all of the capital stock of Buoy Labs, for $6 million, which has been integrated into our Products & Solutions segment. Buoy Labs provides innovative Wi-Fi enabled solutions that tracks the amount of water used in a home, integrating smart software and hardware that can help consumers identify potential leaks and allow consumers to act to prevent them through its subscription-based app services. In connection with the acquisition, the Company recognized preliminary goodwill and intangible assets of $6 million. The acquisition agreement includes deferred payments for certain individuals that are contingent upon employment as well as financial performance. The Company determined that these deferred payments are accounted for as compensation expense over the requisite service period. The Company is still assessing the final allocation of the purchase price to the assets and liabilities of the business.

On May 21, 2019 the Company acquired certain assets relating to innovative energy efficiency from Whisker Labs, for $5 million, which has been integrated into our Products & Solutions segment. The acquired technology creates a thermodynamic model of a home to accurately predict home heating and air conditioning run time and energy use to enable a homeowner to use less energy while maintaining comfort. In connection with the acquisition, the Company recognized preliminary goodwill and intangible assets of $5 million. The Company is still assessing the final allocation of the purchase price to the assets and liabilities of the business.

On June 27, 2019 the Company acquired all of the membership interests of LifeWhere for $6 million, which has been integrated into our Products & Solutions segment. LifeWhere uses machine learning and analytics to predict potential failure on critical home appliances, such as water heaters, furnaces and air conditioners. This service provides the detailed analytics required for professional contractors to dispatch technicians with the right skills to quickly repair the appliance before it causes a catastrophic failure. In connection with the acquisition, the Company recognized preliminary goodwill and intangible assets of $6 million. The Company is still assessing the final allocation of the purchase price to the assets and liabilities of the business.

These acquisitions have an immaterial financial statement impact on both an individual basis and when considered in the aggregate.

Note 5. Related Party Transactions with Honeywell

Prior to the Spin-Off, the unaudited Combined Interim Financial Statements were derived from the unaudited Consolidated Interim Financial Statements and accounting records of Honeywell. Prior to the Spin-Off, Honeywell was a related party that provided certain services, such as legal, accounting, information technology, human resources and other infrastructure support, on behalf of the Company. The costs of these services were allocated to the Company on the basis of the proportion of net revenue. The Company and Honeywell consider the allocations to be a reasonable reflection of the benefits received by the Company.

During the three and six months ended June 30, 2018, the Company was allocated $69 million and $137 million, respectively, of general corporate expenses incurred by Honeywell and such amounts are included within Selling, general and administrative expenses in the unaudited Combined Interim Statement of Operations for the six months ended June 30, 2018  As certain expenses reflected in the unaudited Combined Interim Financial Statements include allocations of corporate expenses from Honeywell, these statements could differ from those that would have been prepared had the Company operated on a stand-alone basis.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

(Unaudited)

All significant intercompany transactions between the Company and Honeywell have been included in these unaudited Combined Interim Financial Statements. Sales to Honeywell during the three and six months ended June 30, 2018 were $8 million and $15 million, respectively.  Costs of goods sold to Honeywell during the three and six months ended June 30, 2018 were $8 million and $13 million, respectively. Purchases from Honeywell during the three and six months ended June 30, 2018 were $66 million and $117 million, respectively. The total net effect of the settlement of these intercompany transactions is reflected in unaudited Combined Interim Statement of Cash Flows as a financing activity.

While the Company was owned by Honeywell, a centralized approach to cash management and financing of operations was used. Prior to consummation of the Spin-Off, the Company’s cash was transferred to Honeywell daily and Honeywell funded the Company’s operating and investing activities as needed.

Subsequent to the Spin-Off on October 29, 2018, transactions with Honeywell were not considered related party transactions. Accordingly, no related party transactions with Honeywell were recorded for the three and six months ended June 30, 2019.

Note 6. Repositioning and Other Charges

During the second quarter of 2019, management began a repositioning plan to reduce operating costs and better align the Company’s workforce with the needs of the business going forward. Repositioning and related expenses were $25 million for the second quarter of fiscal 2019 and primarily related to severance.

A summary of repositioning charges follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Severance	$26	$-	$26	$4
Asset impairments	-	-	-	1
Reserve adjustments	(1)	-	(1)	-
Total net repositioning charges	$25	$-	$25	$5

The following table summarizes the pretax distribution of total net repositioning charges by unaudited Consolidated and Combined Statement of Operations classification:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cost of goods sold	$13	$-	$13	$4
Selling, general and administrative expenses	12	-	12	1
	$25	$-	$25	$5

The following table summarizes the pretax impact of total net repositioning charges by segment:

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Products & Solutions	$19	$-	$19	$5
ADI Global Distribution	6	-	6	-
	$25	$-	$25	$5

In both the three and six months ended June 30, 2019, the Company recognized repositioning charges totaling $26 million, mainly for severance costs related to separation activities.

In the six months ended June 30, 2018, the Company recognized repositioning charges totaling $5 million, mainly for severance costs related to separation activities.

The following table summarized the status of total repositioning reserves related to severance cost included in Accrued liabilities in the unaudited Consolidated Balance Sheet:

Total
Balance at December 31, 2018	$13
Charges	26
Usage – cash	(11)
Adjustments	(1)
Balance at June 30, 2019	$27

Note 7. Revenue Recognition

Disaggregated Revenue

Revenues by channel are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
U.S. and Canada	$579	$548	$1,115	$1,058
EMEA (1)	112	115	227	232
India	14	15	28	30
ADI Global Distribution	705	678	1,370	1,320
Comfort	271	261	543	523
Security	137	122	269	232
RTS	129	135	276	286
Products & Solutions (2)	537	518	1,088	1,041
Net revenue	$1,242	$1,196	$2,458	$2,361

(1)	EMEA represents Europe, the Middle East and Africa.
(2)

Products & Solutions sales channel naming convention changed from what was disclosed in our quarterly report for the quarter ended September 30, 2018. Comfort & Care was broken out into Comfort and Residential Thermal Solutions (“RTS”).

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

(Unaudited)

The Company recognizes the majority of its revenue from performance obligations outlined in contracts with its customers that are satisfied at a point in time. Less than 3% of the Company’s revenue is satisfied over time. As of June 30, 2019, contract assets and liabilities are not material.

Note 8. Income Taxes

The effective tax rate increased from (560)% for the three months ended June 30, 2018 to 0% for the three months ended June 30, 2019.  The increase is primarily the result of tax benefits generated in 2018 related to the internal restructuring of Resideo’s business in advance of its anticipated Spin-Off, currency impacts on withholding taxes on undistributed foreign earnings and adjustments to the provisional tax amount related to U.S. Tax Reform.

The effective tax rate for the three months ended June 30, 2019 was lower than the U.S. federal statutory rate of 21% due to a net loss in the quarter.

The effective tax rate for the six months ended June 30, 2019 was higher than the U.S. federal statutory rate of 21% primarily attributable to non-deductible expenses and U.S. taxation of foreign earnings.

The effective tax rate for the three months ended June 30, 2018 was lower than the U.S. federal statutory rate of 21% primarily from tax benefits related to the internal restructuring of Resideo’s business in advance of its anticipated Spin-Off, currency impacts on withholding taxes on undistributed foreign earnings and adjustments to the provisional tax amount related to U.S. Tax Reform.

The effective tax rate for the six months ended June 30, 2018 was lower than the U.S. federal statutory rate of 21% primarily from tax benefits related to the internal restructuring of Resideo’s business in advance of its anticipated Spin-Off, currency impacts on withholding taxes on undistributed foreign earnings and adjustments to the provisional tax amount related to U.S. Tax Reform.

Note 9. Inventories

	June 30,	December 31,
	2019	2018
Raw materials	$163	$167
Work in process	21	34
Finished products	538	427
	$722	$628

Note 10. Accrued Liabilities

	June 30,	December 31,
	2019	2018
Obligations payable to Honeywell	$140	$140
Taxes payable	57	76
Compensation, benefit and other employee related	73	73
Other	258	214
	$528	$503

Refer to “Note 15. Commitments and Contingencies” of this Form 10-Q for further details on Obligations payable to Honeywell.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

(Unaudited)

Note 11. Long-term Debt and Credit Agreement

The Company’s debt at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30,	December 31,
	2019	2018
6.125% notes due 2026	$400	$400
Five-year variable rate term loan A due 2023	341	350
Seven-year variable rate term loan B due 2025	473	475
Unamortized debt issuance costs	(23)	(24)
Total outstanding indebtedness	1,191	1,201
Less: amounts due within one year	22	22
Total long-term debt due after one year	$1,169	$1,179

In October of 2018, the Company issued $400 million in principal amount of its 6.125% senior unsecured notes (the “Senior Notes”), entered into term loan facilities in the form of a seven-year LIBOR plus 2.00% senior secured first-lien term B loan facility in an aggregate principal amount of $475 million and a five-year LIBOR plus 2.00% senior secured first-lien term A loan facility in an aggregate principal amount of $350 million (the “Term Loans”) and established a five-year senior secured first-lien revolving credit facility in an aggregate principal amount of $350 million (the "Revolving Credit Facility"). At June 30, 2019, the interest rate for the Term Loans was 4.33% and there were no borrowings and no of letters of credit issued under the $350 million Revolving Credit Facility. For more information, please refer to “Note 15. Long-term Debt” in our 2018 Annual Report on Form 10-K.

As of June 30, 2019, the Company assessed the amount recorded under the Term Loans, the Senior Notes, and the Revolving Credit Facility and determined the Term Loans and the Revolving Credit Facility approximated fair value, and the Senior Notes’ fair value is approximately $417 million. The fair values of the debt are based on the quoted inactive prices and are therefore classified as Level 2 within the valuation hierarchy.

The net proceeds from the borrowings under the Revolving Credit Facility, Term Loans and the offering of the Senior Notes were used as part of the financing for the Spin-Off. The interest expense for the Revolving Credit Facility, Term Loans and Senior Notes during the three and six months ended June 30, 2019 was $18 million and $35 million, respectively, which includes the amortization of debt issuance cost and debt discounts.

Note 12. Leases

As discussed in Note 2, the Company adopted ASU No. 2016-02, Leases (Topic 842), effective January 1, 2019. The Company is party to operating leases for the majority of its manufacturing sites, offices, engineering and lab sites, stocking locations, warehouses, automobiles, and certain equipment. Certain of the Company’s real estate leases include variable rental payments which adjust periodically based on inflation, and certain automobile lease agreements include rental payments which fluctuate based on mileage. Generally, the Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company’s operating lease costs for the three and six months ended June 30, 2019 consisted of the following:

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

(Unaudited)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
Operating Lease Costs
Selling, general & administrative	$9	$17
Cost of goods sold	4	8
Total operating lease costs	$13	$25

Total operating lease costs include costs associated with short-term leases and variable lease costs as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
Components of Operating Lease Cost
Short-term lease costs	$1	$2
Variable lease costs	$2	$5

The Company subleases one manufacturing site and three other sites to a third party. The leases have terms of 3 to 5 years and include renewal options. Sublease income for the three and six months ended June 30, 2019 related to these sites was not material.

The Company recognized the following related to its operating leases:

	Financial Statement Line Item	At June 30, 2019
Operating right-of-use assets	Other assets	$132
Operating lease liabilities - current	Accrued liabilities	$30
Operating lease liabilities - noncurrent	Other liabilities	$105

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

(Unaudited)

Maturities of the Company’s operating lease liabilities were as follows:

At June 30, 2019
2019	$20
2020	34
2021	31
2022	26
2023	19
Thereafter	30
Total lease payments	160
Less: imputed interest	25
Present value of operating lease liabilities	$135
Weighted-average remaining lease term (years)	5.45
Weighted-average discount rate	6.23

Future minimum lease payments under operating leases having initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2018 were as follows:

At December 31, 2018
2019	$39
2020	33
2021	28
2022	22
2023	15
Thereafter	17
$154

Supplemental cash flow information related to the Company’s operating leases was as follows:

Six Months Ended
June 30, 2019
Operating cash flows	$18
Operating right-of-use assets obtained in exchange for operating lease liabilities	$38

As of June 30, 2019, the Company has additional operating leases that have not yet commenced. Obligations under these leases are not material.  The Company’s obligations relating to finance leases as of June 30, 2019, and associated costs for the three and six months then ended, were not material.

Additionally, as a lessor, the Company leases all or a portion of four of its owned manufacturing sites to a third party under operating leases. The leases have terms of 3 to 5 years and include renewal options. Rental income for the three and six months ended June 30, 2019 was not material.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

(Unaudited)

Note 13. Accumulated Other Comprehensive Loss

The changes in Accumulated other comprehensive loss are provided in the tables below.

Changes in Accumulated Other Comprehensive Loss by Component

	Foreign Exchange Translation Adjustment	Pension Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2017	$(100)	$-	$-	$(100)
Other comprehensive income before reclassifications	31	-	-	31
Amounts reclassified from accumulated other comprehensive income	-	-	(1)	(1)
Net current period other comprehensive income	31	-	(1)	30
Balance at March 31, 2018	$(69)	$-	$(1)	$(70)
Other comprehensive loss before reclassifications	(49)	-	-	(49)
Balance at June 30, 2018	$(118)	$-	$(1)	$(119)

Balance at December 31, 2018	$(177)	$(12)	$-	$(189)
Other comprehensive income before reclassifications	6	-	-	6
Balance at March 31, 2019	$(171)	$(12)	$-	$(183)
Other comprehensive loss before reclassifications	(4)	-	-	(4)
Balance at June 30, 2019	$(175)	$(12)	$-	$(187)

Note 14. Stock-Based Compensation Plans

Restricted Stock Units (“RSUs”)

During the six months ended June 30, 2019, as part of the Company’s annual long-term compensation under the 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates (the “Stock Incentive Plan”), it granted 319,771 performance-based RSUs and 1,186,759 time-based RSUs to eligible employees. The weighted average grant date fair value per share for these shares was $22.32.

Stock Options

During the six months ended June 30, 2019, as part of the Company’s annual long-term compensation under the Stock Incentive Plan, 1,155,566 stock options were granted to eligible employees at a weighted average exercise price per share of $24.37 and weighted average fair value of $6.71.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

(Unaudited)

Note 15. Commitments and Contingencies

Environmental Matters

The Company is subject to various federal, state, local and foreign government requirements relating to the protection of the environment and accrues costs related to environmental matters when it is probable that it has incurred a liability related to a contaminated site and the amount can be reasonably estimated. Environmental-related expenses are presented within Cost of goods sold for operating sites, which are the Company’s owned sites. For the three and six months ended June 30, 2019 and June 30, 2018, environmental expenses related to these operating sites were not material. On October 29, 2018, upon consummation of the Spin-Off, certain environmental liabilities became subject to the Honeywell Reimbursement Agreement (defined below) and were reclassified to Obligations payable to Honeywell.  The expenses related to these sites were recorded within Other expense, net in the unaudited Consolidated and Combined Interim Statement of Operations.  For the three and six months ended June 30, 2018, environmental expense within Other expense, net was $123 million and $176 million, respectively.  Liabilities for environmental cost were $21 million and $640 million as of June 30, 2019 and June 30, 2018, respectively. For additional information, see Honeywell Reimbursement Agreement below.

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

(Dollars in millions, unless otherwise noted)

(Unaudited)

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

The following table summarizes information concerning our Honeywell Reimbursement Agreement liabilities:

June 30,
2019
Beginning of period	$616
Accruals for indemnification liabilities deemed probable and reasonably estimable	103
Reduction (1)	(81)
Indemnification payment	(70)
End of period	$568

(1)

Reduction in indemnification liabilities relates to a provision in the Honeywell Reimbursement Agreement that reduces the obligation due to Honeywell for any proceeds received by Honeywell from a property sale of a site under the agreement.

For the three and six months ended June 30, 2019 expenses related to the Honeywell Reimbursement Agreement were $36 million and $22 million, respectively and are recorded in Other expense, net. Honeywell Reimbursement Agreement liabilities are included in the following balance sheet accounts:

June 30,
2019
Accrued liabilities	$140
Obligations payable to Honeywell	428
$568

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

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

(Unaudited)

Tax Matters Agreement

In connection with the Spin-Off, the Company entered into a tax matters agreement (the “Tax Matters Agreement”) with Honeywell pursuant to which it is responsible and will indemnify Honeywell for all taxes, including income taxes, sales taxes, VAT and payroll taxes, relating to the business for all periods, including periods prior to the consummation of the Spin-Off. As of June 30, 2019, the Company has indemnified Honeywell for $153 million, which is included in Obligations payable to Honeywell.

Trademark Agreements

The Company and Honeywell entered into a 40-year Trademark License Agreement (“the Trademark Agreement”) that authorizes the Company’s use of certain license trademarks in the operation of Resideo’s business for the advertising, sale and distribution of certain licensed products. In exchange, the Company will pay a royalty fee of 1.5% on net revenue to Honeywell related to such licensed products which is recorded in Selling, general and administrative expense on the unaudited Consolidated and Combined Interim Statement of Operations. For the three and six months ended June 30, 2019, royalty fees were $6 million and $13 million, respectively.

Other Matters

The Company is subject to other lawsuits, investigations and disputes arising out of the conduct of its business, including matters relating to commercial transactions, settlement agreements, government contracts, product liability, prior acquisitions and divestitures, employee matters, intellectual property, antitrust and environmental, health and safety matters. The Company recognizes a liability for any contingency that is probable of occurrence and reasonably estimable. The Company continually assesses the likelihood of adverse judgments of outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts.  The Company recorded legal expense of $15 million and $19 million for the three and six months ended June 30, 2019, respectively. Prior to the Spin-off, legal expenses were paid by Honeywell and then allocated to the Company as part of a corporate expense allocation that did not separately identify the specific expenses. As of June 30, 2019 and December 31, 2018, the Company has a legal reserve of $20 million and $7 million, respectively.

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

	June 30,
	2019	2018
Beginning of period	$26	$17
Accruals for warranties/guarantees issued during the year	7	6
Adjustment of pre-existing warranties/guarantees	(2)	(1)
Settlement of warranty/guarantee claims	(8)	(6)
End of period	$23	$16

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

(Unaudited)

Note 16. Pension

Prior to the Spin-Off, certain of Resideo’s employees participated in multiple U.S. and non-U.S. defined benefit pension plans (the “Shared Plans”) sponsored by Honeywell which includes participants from other Honeywell subsidiaries and operations. The Company accounted for participation in the Shared Plans as a multiemployer benefit plan. Accordingly, it did not record an asset or liability to recognize the funded status of the Shared Plans. The related pension expense was allocated based on annual service cost of active participants and reported within Costs of goods sold and Selling, general and administrative expenses in the unaudited Combined Interim Statement of Operations. The pension expense related to participation in the Shared Plan for the three and six months ended June 30, 2018 were $4 million and $7 million, respectively.

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

The Company sponsors multiple funded and unfunded U.S. and non-U.S. defined benefit pension plans. Pension benefits for many of its U.S. employees are provided through non-contributory, qualified and non-qualified defined benefit plans. It also sponsors defined benefit pension plans which cover non-U.S. employees who are not U.S. citizens, in certain jurisdictions, principally Germany, Austria, Belgium and Switzerland. The pension obligations as of June 30, 2019 and December 31, 2018 were $92 million and $88 million, respectively, and are included in Other liabilities in the unaudited Consolidated Balance Sheet. Net periodic benefit cost recognized in Comprehensive income the three and six months ended June 30, 2019 is $2 million and $4 million, respectively.

The components of net periodic benefit costs other than the service cost are included in Other expense, net in the unaudited Consolidated and Combined Interim Statement of Operations for the three and six months ended June 30, 2019 and 2018.

Note 17. Segment Financial Data

The Company globally manages its business operations through two reportable operating segments, Products & Solutions and ADI Global Distribution:

Products & Solutions—The Products & Solutions business is a leading global provider of products, software solutions and technologies that help homeowners stay connected and in control of their comfort, security and energy use.

ADI Global Distribution—The ADI Global Distribution business is a leading global distributor of low-voltage electronic and security products. Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

(Unaudited)

Prior to the first quarter of 2019, the Company’s Chief Operating Decision Maker (“CODM”) managed and evaluated its segment performance based on segment profit defined as segment income (loss) before taxes excluding Other expense, net (primarily environmental cost now subject to the Honeywell Reimbursement Agreement), interest expense, pension expense, environmental expense related to Resideo’s owned sites and repositioning charges. Beginning in the first quarter of 2019, the Company’s CODM changed the way segment performance is evaluated by making financial decisions and allocating resources based on Segment Adjusted EBITDA. Segment Adjusted EBITDA is defined as segment net income before income taxes, net interest (income) expense, depreciation and amortization plus environmental expense, Honeywell Reimbursement Agreement expense, stock compensation expense, repositioning charges and other adjustments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue
Total Products & Solutions revenue	$611	$598	$1,233	$1,200
Less: Intersegment revenue	74	80	145	159
External Products & Solutions revenue	537	518	1,088	1,041
External ADI Global Distribution revenue	705	678	1,370	1,320
Total revenue	$1,242	$1,196	$2,458	$2,361

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Segment adjusted EBITDA
Products & Solutions	$70	$109	$151	$226
ADI Global Distribution	46	41	92	81
Segment Adjusted EBITDA	$116	$150	$243	$307

The table below provides a reconciliation of net income to Segment Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net (loss) income	$(11)	$33	$37	$78
Net interest expense (income)	17	(1)	33	(1)
Tax expense (benefit)	-	(28)	36	6
Depreciation and amortization	20	16	36	33
Environmental expense (1)	-	123	-	176
Honeywell reimbursement agreement expense (2)	36	-	22	-
Stock compensation expense (3)	7	5	14	9
Repositioning charges	25	-	25	5
Other (4)	22	2	40	1
Segment Adjusted EBITDA	$116	$150	$243	$307

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

(Unaudited)

(1)	Represents historical environmental expenses as reported under 100% carryover basis.
(2)	Represents recorded expenses related to the Honeywell Reimbursement Agreement.
(3)	Stock compensation expense adjustment includes only non-cash expenses.
(4)

Represents $10 million and $28 million in costs directly related to the Spin-Off, $12 million and $13 million related to legal claims that arose prior to Spin-off, and ($0) million and ($1) million in non-operating (income) expense adjustment which excludes net interest (income) for the three and six months ended June 30, 2019, respectively. For the three and six months ended June 30, 2018 Other represents other non-operating (income) expense.

The Company’s CODM does not use segment assets information to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions, except per share amounts)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help you understand the results of operations and financial condition of Resideo Technologies, Inc. and its consolidated subsidiaries (“Resideo” or “the Company”, “we”, “us” or “our”) for the three and six months ended June 30, 2019 and should be read in conjunction with the unaudited Consolidated and Combined Interim Financial Statements and the notes thereto contained elsewhere in this Form 10-Q. The financial information as of June 30, 2019 should be read in conjunction with the consolidated and combined financial statements for the year ended December 31, 2018 contained in our 2018 Annual Report on Form 10-K (the “2018 Annual Report on Form 10-K”).

Overview and Business Trends

We are a leading global provider of products, software solutions and technologies that help homeowners stay connected and in control of their comfort, security and energy use. We are a leader in the home heating, ventilation and air conditioning controls and security markets. Our products consist of solutions in Comfort, Residential Thermal Solutions and Security categories and include temperature and humidity control, thermal, water and air solutions and remote patient monitoring software solutions as well as security panels, sensors, peripherals, wire and cable, communications devices, video cameras, awareness solutions, cloud infrastructure, installation and maintenance tools and related software. Our ADI Global Distribution business is the leading wholesale distributor of low-voltage electronic and security products which include video surveillance, intrusion, access control, fire and life safety, wire, networking and professional audio visual systems. We manage our business operations through two segments, Products & Solutions and ADI Global Distribution. The Products & Solutions segment offerings include our Comfort, Residential Thermal Solutions and Security products, which, consistent with our industry, has a higher gross and operating margin profile in comparison to the ADI Global Distribution segment.

Our financial performance over the last three years has been supported by several macro trends. Steady growth in residential and non-residential construction and growth in renovation and remodeling in the United States has had a positive impact on the growth of our Products & Solutions and ADI Global Distribution businesses. The financial performance of our Products & Solutions business has further benefited from increasing penetration of wireless connectivity and the proliferation of connected devices. The financial performance of our ADI Global Distribution business has been further aided by increasing contractor needs for training and technical expertise and increasing demand for same day order fulfilment.

Second Quarter Highlights

Net revenues increased $46 million in the recent quarter compared to the second quarter of fiscal 2018, primarily due to increased volume and price offset by foreign exchange translation. Gross profit as a percent of net revenues decreased to 24%, or $50 million, in the recent quarter compared to 29% in the second quarter of fiscal 2018. The primary drivers to the decrease in gross profit percentage were a 200 bps impact from sales mix changes, 100 bps impact from material and labor inflation and fixed production costs, 100 bps impact from repositioning costs, and 100 bps impact from headquarter allocations previously classified in selling, general and administrative expense in the carve-out financials with.  Second-quarter net loss was $11 million for the three months ended June 30, 2019.

Selling, general, and administrative expenses increased by $37 million in the recent quarter compared to the second quarter of fiscal 2018. The increase was driven by spin related costs, license fees associated with the Trademark License Agreement, legal expenses, impact of acquisitions, repositioning costs, and labor cost inflation totaling $56 million. These increases were partially offset by a change in headquarter cost allocation now partially classified in cost of goods sold, foreign currency translation, and miscellaneous cost reductions totaling $19 million.

We ended the second quarter with $142 million in cash and cash equivalents. Net cash used in operating activities was $37 million for the six months ended June 30, 2019. Accounts receivable was $835 million at June 30, 2019, representing 60 days sales outstanding (“DSO”). Inventory was $722 million at June 30, 2019, representing 69 days of inventory (“DOI”).

During the second quarter of 2019, we completed two acquisitions.  In May, we acquired certain assets from Whisker Labs and in June, we acquired all of the membership interests of LifeWhere.  See Note 4, Acquisitions, to the Consolidated and Combined Interim Financial Statements for additional information.

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

In connection with the Spin-Off, we entered into certain agreements with Honeywell, such as the Honeywell Reimbursement Agreement, the Trademark License Agreement, Tax Matters Agreement, Employee Matters Agreement, Patent Cross-License Agreement and Transition Services Agreement, which caused us to incur new costs. See our 2018 Annual Report on Form 10-K for a description of the material terms thereof.

Basis of Presentation

Prior to the Spin-Off on October 29, 2018, our historical financial statements were prepared on a stand-alone combined basis and were derived from the consolidated financial statements and accounting records of Honeywell. Accordingly, for periods prior to October 29, 2018, our financial statements are presented on a combined basis and for the periods subsequent to October 29, 2018 are presented on a consolidated basis (collectively, the historical financial statements for all periods presented are referred to as “Consolidated and Combined Interim Financial Statements”). The Consolidated and Combined Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The historical combined financial information prior to the Spin-Off may not be indicative of our future performance and does not necessarily reflect what our consolidated and combined results of operations, financial condition and cash flows would have been had we operated as a separate, publicly traded company during the periods presented, particularly because of changes that we have experienced and may continue to experience as a result of our separation from Honeywell, including changes in the financing, cash management, operations, cost structure and personnel needs of our Company.

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

Our environmental expenses prior to Spin-Off and our Honeywell reimbursement expenses are reported within Other expense, net in our unaudited Consolidated and Combined Interim Statement of Operations, which reflect an estimated liability for resolution of pending and future environmental-related liabilities. Prior to the Spin-Off, this estimated liability was calculated as if we were responsible for 100% of the environmental-liability payments associated with certain sites. See our 2018 Annual Report on Form 10-K for additional information. In connection with our separation from Honeywell, we became a party to the Honeywell Reimbursement Agreement, which was entered into on October 14, 2018, pursuant to which we agreed to indemnify Honeywell in amounts equal to 90% of payments which include amounts billed with respect to certain environmental claims, remediation and, to the extent arising after the Spin-Off, hazardous exposure or toxic tort claims, in each case including consequential damages (the “liabilities”), in respect of specified properties contaminated through historical business operations, including the legal and other costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales. Pursuant to the Honeywell Reimbursement Agreement, we are responsible for paying to Honeywell such amounts, up to a cap of $140 million in respect of liabilities arising in any given calendar year (exclusive of any late payment fees up to 5% per annum).

Components of Operating Results

Our fiscal quarter ends on June 30. The key elements of our operating results include:

Net Revenue

We globally manage our business operations through two reportable segments, Products & Solutions and ADI Global Distribution:

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

ADI Global Distribution. We generate revenue through the distribution of low-voltage electronic and security products that are delivered through a comprehensive network of professional contractors, distributors and OEMs, as well as major retailers and online merchants. In addition to our own Security products, ADI distributes products from industry-leading manufacturers including Assa Abloy, Axis Communications, Honeywell and Nortek Security & Control, and ADI also carries a line of private label products. We sell these products to contractors that service non-residential and residential end-users.  13% of ADI’s net revenue is supplied by our Products & Solutions Segment. Management estimates that in 2018 approximately two-thirds of ADI’s net revenue were attributed to non-residential end markets and one-third to residential end markets.

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

ADI Global Distribution: Cost of goods sold consists primarily of inventory-related costs and includes labor and personnel-related expenses.

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

Other Expense, Net

Other expense, net consists primarily of Honeywell reimbursement expenses (partially offset by certain reductions) for certain environmental claims related to approximately 230 sites or groups of sites that are undergoing environmental remediation under U.S. federal or state law and agency oversight for contamination associated with Honeywell legacy business operations. Prior to the Spin-Off other expenses also included the environmental expenses related to these same sites. For further information see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Honeywell Reimbursement Agreement” and “Note 15. Commitments and Contingencies” of Notes to unaudited Consolidated and Combined Interim Financial Statements of this Form 10-Q.

Interest Expense

Interest expense consists of interest on our short and long-term obligations, including our senior notes and term credit facility. Interest expense on our obligations includes contractual interest, amortization of the debt discount and amortization of debt issuance costs.

Tax Expense (Benefit)

Provision for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for U.S. taxation of foreign earnings and other non-deductible expenses.

Results of Operations

The following table sets forth our selected unaudited consolidated interim statement of operations for the periods presented:

Unaudited Consolidated Interim Statement of Operations

(Dollars in millions except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net revenue	$1,242	$1,196	$2,458	$2,361
Cost of goods sold	946	850	1,849	1,672
Gross profit	296	346	609	689
Selling, general and administrative expenses	254	217	482	429
Operating profit	42	129	127	260
Other expense, net	35	124	19	176
Interest expense	18	-	35	-

(Loss) income before taxes	(11)	5	73	84
Tax expense (benefit)	-	(28)	36	6
Net (loss) income	$(11)	$33	$37	$78
Weighted Average Number of Common Shares Outstanding (in thousands)
Basic	122,700	122,499	122,635	122,499
Diluted	122,700	122,499	123,490	122,499
(Loss) Earnings Per Share
Basic	$(0.09)	$0.27	$0.30	$0.64
Diluted	$(0.09)	$0.27	$0.30	$0.64

Results of Operations for the Three and Six Months ended June 30, 2019 and 2018

Net Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net revenue	$1,242	$1,196	$2,458	$2,361
% change compared with prior period	4%		4%

The change in net revenue compared to prior year period is attributable to the following:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Volume	4%	4%
Price	2%	2%
Foreign currency translation	-2%	-2%
% change compared with prior period	4%	4%

A discussion of net revenue by segment can be found in the Review of Business Segments section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cost of Goods Sold

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cost of goods sold	$946	$850	$1,849	$1,672
% change compared with prior period	11%		11%
Gross profit percentage	24%	29%	25%	29%

Three months ended

Cost of goods sold for the three months ended June 30, 2019 was $946 million, an increase of $96 million, or 11%, from $850 million for the three months ended June 30, 2018.

This increase in cost of goods sold was primarily driven by higher revenue in both the ADI Global Distribution and Products & Solutions segments, material and labor inflation and increased fixed production costs, changes in sales mix, headquarter allocations previously classified in selling, general and administrative expense in the carve-out financials, repositioning costs, and spin related costs totaling $112 million. The increased costs were partially offset by foreign currency translation and other miscellaneous costs of goods sold totaling $16 million.

The primary drivers to the decrease in gross profit percentage were a 200 bps impact from sales mix changes, 100 bps impact from material and labor inflation and fixed production costs,100 bps impact from repositioning costs and 100 bps impact from headquarter allocations previously classified in selling, general and administrative expense in the carve-out financials.

Six months ended

Cost of goods sold for the six months ended June 30, 2019 was $1,849 million, an increase of $177 million, or 11%, from $1,672 million for the six months ended June 30, 2018.

This increase in cost of goods sold was primarily driven by higher revenue in both the ADI Global Distribution and Products & Solutions segments, material and labor inflation and increased fixed production costs, changes in sales mix, headquarter allocations previously classified in selling, general and administrative expense in the carve-out financials, repositioning costs and spin related costs totaling $215 million. The increased costs were partially offset by foreign currency translation and other miscellaneous costs of goods sold totaling $38 million.

The primary drivers to the decrease in gross profit percentage were a 200 bps impact from material and labor inflation and fixed production costs, with a 100 bps impact from headquarter allocations previously classified in selling, general and administrative expense in the carve-out financials and 100 bps impact from sales mix changes.

Selling, General and Administrative Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Selling, general and administrative expense	$254	$217	$482	$429
% of revenue	20%	18%	20%	18%

Three months ended

Selling, general and administrative expense for the three months ended June 30, 2019 was $254 million, an increase of $37 million, from $217 million for the three months ended June 30, 2019. The increase was driven by repositioning costs, spin related costs, license fees associated with the Trademark License Agreement, legal expenses, impact of acquisitions and labor cost inflation totaling $56 million. These increases were partially offset by headquarter cost allocation now partially classified in cost of goods sold, foreign currency translation, and miscellaneous cost reductions totaling $19 million.

Six months ended

Selling, general and administrative expense for the six months ended June 30, 2019 was $482 million, an increase of $53 million, from $429 million for the six months ended June 30, 2018. The increase was driven by spin related costs, license fees associated with the Trademark License Agreement, legal expenses, impact of acquisitions, repositioning costs, and labor cost inflation totaling $93 million. These increases were partially offset by headquarter cost allocation now partially classified in cost of goods sold, foreign currency translation, and miscellaneous cost reductions totaling $40 million.

Other Expense, Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Other expense, net	$35	$124	$19	$176

Three months ended

Other expense, net for the three months ended June 30, 2019, was $35 million, a decrease of $89 million from $124 million for the three months ended June 30, 2018. The decrease is due to lower remediation expenses in 2019 resulting from the Honeywell Reimbursement Agreement as compared to environmental expense prior to Spin-off. Following the Spin-off, these environmental expenses are now subject to the Honeywell Reimbursement Agreement where cash payments are capped at $140 million per year.

Six months ended

Other expense, net for the six months ended June 30, 2019, was $19 million, a decrease of $157 million from $176 million for the six months ended June 30, 2018. The decrease is due to lower remediation costs during the period as well as an $81 million gain related to a provision in the Honeywell Reimbursement Agreement that reduces the obligation due to Honeywell for any proceeds received from a property sale of a site under the agreement.

Tax Expense (Benefit)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Tax expense (benefit)	$-	$(28)	$36	$6
Effective tax rate	0%	(560)%	49%	7%

Three months ended

The effective tax rate increased from (560)% for the three months ended June 30, 2018 to 0% for the three months ended June 30, 2019.  The increase is primarily the result of tax benefits generated in 2018 related to the internal restructuring of Resideo’s business in advance of its anticipated Spin-Off, currency impacts on withholding taxes on undistributed foreign earnings and adjustments to the provisional tax amount related to U.S. Tax Reform.

The effective tax rate for the three months ended June 30, 2019 was lower than the U.S. federal statutory rate of 21% due to a net loss in the quarter.

The effective tax rate for the three months ended June 30, 2018 was lower than the U.S. federal statutory rate of 21% from tax benefits related to the internal restructuring of Resideo’s business in advance of its anticipated Spin-Off, currency impacts on withholding taxes on undistributed foreign earnings and adjustments to the provisional tax amount related to U.S. Tax Reform.

Six months ended

The effective tax rate for the six months ended June 30, 2019 was higher than the U.S. federal statutory rate of 21% which is primarily attributable to non-deductible expenses and U.S. taxation of foreign earnings.

The effective tax rate for the six months ended June 30, 2018 was lower than the U.S. federal statutory rate of 21% primarily from tax benefits related to the internal restructuring of Resideo’s business in advance of its anticipated Spin-Off, currency impacts on withholding taxes on undistributed foreign earnings and adjustments to the provisional tax amount related to U.S. Tax Reform.

The effective tax rate can vary from quarter to quarter for unusual or infrequently occurring items, such as the tax impacts from the resolution of income tax audits, changes in tax laws, revisions to the amounts from U.S. Tax Reform, or internal restructurings.

Review of Business Segments

We operate two segments: Products & Solutions and ADI Global Distribution. Our Chief Operating Decision Maker evaluates segment performance based on Segment Adjusted EBITDA. Segment Adjusted EBITDA is defined as segment net income before income taxes, net interest (income) expense, depreciation and amortization plus or minus, environmental expense, Honeywell Reimbursement Agreement expense, stock compensation expense, repositioning charges and other adjustments.

Products & Solutions

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Total revenue	$611	$598		$1,233	$1,200
Less: Intersegment revenue	74	80		145	159
External revenue	537	518	4%	1,088	1,041	5%
Segment Adjusted EBITDA	$70	$109	(36)%	$151	$226	(33)%

	2019 vs. 2018

	Three Months Ended June 30,		Six Months Ended June 30,
Factors Contributing to Year-Over-Year Change	Revenue (%)	Segment Adjusted EBITDA (%)	Revenue (%)	Segment Adjusted EBITDA (%)
Constant Currency Growth (Decline)	6%	(32)%	8%	(29)%
Acquisitions	-	(2)%	-	(1)%
Foreign currency translation	(2)%	(2)%	(3)%	(3)%
Total % Change	4%	(36)%	5%	(33)%

Three months ended

Products & Solutions revenue increased 4% driven primarily by the Security business. Segment Adjusted EBITDA declined from $109 million to $70 million, or 36%. Segment Adjusted EBITDA was negatively impacted $60 million from unfavorable product mix, production cost increases, impact of acquisitions expenses and the license fee paid to Honeywell associated with the Trademark License Agreement. These negative impacts were offset $21 million by profit from increased volume, increased selling prices and material productivity.

Six months ended

Products & Solutions revenue increased 5% driven primarily by the Security business and the first quarter launch of a new residential intrusion security platform. Segment Adjusted EBITDA declined from $226 million to $151 million, or 33%. Segment Adjusted EBITDA was negatively impacted $118 million from unfavorable product mix, inventory variances in the first quarter, production cost increases, impact of acquisitions in the second quarter and the license fee paid to Honeywell associated with the Trademark License Agreement. These negative impacts were offset $43 million by profit from increased volume, increased selling prices and material productivity.

ADI Global Distribution

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
External revenue	$705	$678	4%	$1,370	$1,320	4%
Segment Adjusted EBITDA	$46	$41	12%	$92	$81	14%

	2019 vs. 2018

	Three Months Ended June 30,		Six Months Ended June 30,
Factors Contributing to Year-Over-Year Change	Revenue (%)	Segment Adjusted EBITDA (%)	Revenue (%)	Segment Adjusted EBITDA (%)
Constant Currency Growth	6%	13%	6%	15%
Foreign currency translation	(2)%	(1)%	(2)%	(1)%
Total % Change	4%	12%	4%	14%

Three months ended

ADI Global Distribution revenue increased 4% on a reported basis, and 6% on a constant currency basis. ADI Global Distribution segment constant currency performance was driven by increased sales volume in the Americas and EMEA regions. Segment Adjusted EBITDA increased from $41 million to $46 million, or 12%. This increase was due to increased volume and productivity, net of inflation which was partially offset by unfavorable foreign exchange rates.

Six months ended

ADI Global Distribution revenue increased 4% on a reported basis, and 6% on a constant currency basis. ADI Global Distribution segment constant currency performance was driven by increased sales volume primarily in the Americas and EMEA regions, partly impacted by one less selling day year over year in the first quarter. Segment Adjusted EBITDA increased from $81 million to $92 million, or 14%. This increase was due to increased volume and productivity, net of inflation which was partially offset by unfavorable foreign exchange rates.

Repositioning Charges

During the second quarter of 2019, management began a repositioning plan to reduce operating costs and better align our workforce with the needs of the business going forward. Net repositioning and related expenses were $25 million for the second quarter of fiscal 2019 and primarily related to severance.

These repositioning actions are expected to generate incremental pre-tax savings of $10 million in 2019 compared with 2018 principally from planned workforce reductions. Cash spending related to our repositioning actions was $11 million for the three and six months ended June 30, 2019 and was funded through operating cash flows.  We expect to incur an additional $11 million of repositioning expense in 2019. For further discussion of repositioning activities, refer to Note 6. Repositioning Charges of Notes to Combined Interim Financial Statements.

Capital Resources and Liquidity

Our liquidity is primarily dependent on our ability to continue to generate positive cash flows from operations. Additional liquidity may also be provided through access to the financial capital markets and a committed global credit facility.

•	Operating cash flows from continuing operations was an outflow of $37 million for the six months ended June 30, 2019 and was an inflow of $258 million for the six months ended June 30, 2018.
•	As of June 30, 2019, total cash and cash equivalents were $142 million.
•	At June 30, 2019, there were no borrowings and no letters of credit issued under our $350 million Credit Facility.

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

Honeywell Reimbursement Agreement

In connection with the Spin-Off, we entered into the Honeywell Reimbursement Agreement, pursuant to which we have an obligation to make cash payments to Honeywell in amounts equal to 90% of payments for certain Honeywell environmental-liability payments, which include amounts billed, less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales. The amount payable by us in respect of such liabilities arising in any given year is subject to a cap of $140 million (exclusive of any late payment fees up to 5% per annum). The amount paid during the six months ended June 30, 2019 was $70 million. See “Note 21. Commitments and Contingencies” of Notes to Consolidated and Combined Financial Statements in our 2018 Annual Report on Form 10-K for further discussion.

Cash Flow Summary for the Six Months Ended June 30, 2019 and 2018

Our cash flows from operating, investing and financing activities for the six months ended June 30, 2019 and 2018, as reflected in the unaudited Consolidated and Combined Interim Financial Statements are summarized as follows:

	Six Months Ended June 30,
	2019	2018
Cash (used for) provided by:
Operating activities	$(37)	$258
Investing activities	(55)	(17)
Financing activities	(31)	(201)
Effect of exchange rate changes on cash and cash equivalents	-	(3)
Net (decrease) increase in cash and cash equivalents	$(123)	$37

Cash used for operating activities for the six months ended June 30, 2019 increased by $295 million, primarily due to lower margins on higher sales volume.  This drove a $109 million increase in cash usage as a result of an increase in accounts receivable and a decrease in inventory payables.  Additional increases in cash usage of $55 million are due to increased levels of inventory purchases as we rebuilt safety stocks to improve customer delivery performance and to support growth initiatives as well as we paid more taxes in 2019 compared to June 30, 2018.

Cash used for investing activities increased by $38 million, primarily due to an increase of $17 million cash paid for the acquisitions, an increase of $14 million cash paid for capital expenditures, and a decrease of $7 million in proceeds received related to amounts due from related parties.

Net cash used for financing activities decreased by $170 million. The decrease in usage was primarily due to $201 million in pre-spin activity related to cash outflows of invested equity to Honeywell and cash pooling during the six months ended June 30, 2018 that is no longer applicable to the post Spin off period. The decrease in cash used for financing activities due to pre-spin-off activity was partially offset by $18 million of non-operating obligations paid to Honeywell and $11 million of long-term debt repayments during the six months ended June 30, 2019.

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

Other Matters

Litigation and Environmental Matters

See “Note 15. Commitments and Contingencies” of Notes to unaudited Consolidated and Combined Interim Financial Statements of this Form 10-Q for a discussion of environmental and other litigation matters.

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

Interest Rate Risk

As of June 30, 2019, $814 million of our total debt of $1.2 billion carried variable interest rates. The fair market values of our fixed-rate financial instruments are sensitive to changes in interest rates. At June 30, 2019, an increase or decrease in interest rate on our Term Loans by 100 basis points does not have a material impact on our annual interest expense on long-term debt.

Foreign Currency Exchange Rate Risk

We are exposed to market risks from changes in currency exchange rates. While we primarily transact with customers in the U.S. Dollar, we also transact in foreign currencies, primarily including the Euro, British Pound, Canadian Dollar, and Czech Koruna. These exposures may impact total assets, liabilities, future earnings and/or operating cash flows. Our exposure to market risk for changes in foreign currency exchange rates arises from transactions arising from international trade, foreign currency denominated monetary assets and liabilities, and international financing activities between subsidiaries. We rely primarily on natural offsets to address our exposures and may supplement this approach from time to time by entering into forward and option hedging contracts.  As of June 30, 2019, we have no outstanding hedging arrangements.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have implemented, and continue to refine, internal controls and key system functionality to enable the preparation of financial information related to the new lease standard (ASU No. 2016-02) upon adoption on January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of the new lease standard.

PART II

Item 1. Legal Proceedings

We are subject to various lawsuits, investigations and disputes arising out of the conduct of our business, including matters relating to commercial transactions, settlement agreements, government contracts, product liability, prior acquisitions and divestitures, employee matters, intellectual property, antitrust and environmental, health and safety matters. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of adverse judgments of outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts.

Additionally, in connection with our entry into the Honeywell Reimbursement Agreement, we will be required to make payments to Honeywell in amounts equal to 90% of payments, which include amounts billed, with respect to certain environmental claims, remediation and, to the extent arising after the Spin-Off, hazardous exposure or toxic tort claims, in each case including consequential damages in respect of specified properties contaminated through historical business operations, including the legal and other costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales. For further information, see “Note 15. Commitments and Contingencies” of Notes to unaudited Consolidated and Combined Financial Statements of this Form 10-Q.

Item 1A. Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal and regulatory risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. There have been no material changes to the risk factors described in our 2018 Annual Report on Form 10-K.

Item 5. Other Information

At the Company’s Annual Meeting of Shareholders on June 12, 2019, 96.9% of the shares voted on the non-binding advisory vote on the frequency of the advisory vote on executive compensation selected an annual vote.  In light of this result, the Board of Directors of the Company has determined to hold an annual advisory vote on executive compensation.

Item 6. Exhibits

The Exhibits listed below on the Exhibit Index are filed or incorporated by reference as part of this Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Resideo Amended and Restated 2018 Stock Incentive Plan
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

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

Resideo Technologies, Inc.

Date: August 7th, 2019	By:	/s/ Joseph D. Ragan III
Joseph D. Ragan III Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant’s Principal Financial and Accounting Officer)