Form 10-Q
period 2019-09-30
RESIDEO TECHNOLOGIES, INC.
filed 2019-11-06
CIK 1740332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

The number of shares outstanding of the Registrant’s common stock, par value $0.001 per share, as of November 1st, 2019 was 122,818,158 shares.

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

•	changes in legislation or government regulations or policies;
•	our growth strategy is dependent on expanding our distribution business;
•	inability to obtain necessary production equipment or replacement parts;
•	the significant failure or inability to comply with the specifications and manufacturing requirements of our original equipment manufacturers (“OEMs”) customers;
•	inability to identify and implement actions to achieve the expected results from our operational and financial review;
•	the possibility that our goodwill or intangible assets become impaired;
•	increases or decreases to the inventory levels maintained by our customers;
•	difficulty collecting receivables;
•	the failure to protect our intellectual property or allegations that we have infringed the intellectual property of others;
•	our inability to maintain intellectual property agreements;
•	the failure to increase productivity through sustainable operational improvements;
•	inability to grow successfully through future acquisitions;
•	inability to recruit and retain qualified personnel;
•	the operational constraints and financial distress of third parties;
•	changes in the price and availability of raw materials that we use to produce our products;
•	labor disputes;
•	our ability to borrow funds and access capital markets;

RESIDEO TECHNOLOGIES, INC.

•	the amount of our obligations pursuant to the Honeywell Reimbursement Agreement;
•	potential material environmental liabilities;
•	potential material losses and costs as a result of warranty claims, including product recalls, and product liability actions that may be brought against us;
•	potential material litigation matters;
•	unforeseen U.S. federal income tax and foreign tax liabilities;
•	U.S. federal income tax reform;
•	the inception or suspension in the future of any dividend program; and
•	certain factors discussed elsewhere in this Form 10-Q.

These and other factors are more fully discussed in the “Risk Factors” section in our 2018 Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Annual Report on Form 10-K”) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in this Form 10-Q. There have been no material changes to the risk factors described in our 2018 Annual Report on Form 10-K, except as reflected in the “Risk Factors” section in this Form 10-Q. These risks could cause actual results to differ materially from those implied by forward-looking statements in this Form 10-Q. Even if our results of operations, financial condition and liquidity and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.

Any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

PART I

The financial statements and related footnotes as of September 30, 2019 should be read in conjunction with the financial statements for the year ended December 31, 2018 contained in our 2018 Annual Report on Form 10-K.

RESIDEO TECHNOLOGIES, INC.

Item 1.	Financial Statements

CONSOLIDATED AND COMBINED INTERIM STATEMENT OF OPERATIONS

(Dollars in millions except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net revenue	$1,226	$1,200	$3,684	$3,561
Cost of goods sold	937	853	2,786	2,525
Gross profit	289	347	898	1,036
Selling, general and administrative expenses	230	219	712	648
Operating profit	59	128	186	388
Other expense, net	35	144	54	320
Interest expense	16	2	51	2
Income (loss) before taxes	8	(18)	81	66
Tax expense (benefit)	-	(329)	36	(323)
Net income	$8	$311	$45	$389
Weighted Average Number of Common Shares Outstanding (in thousands)
Basic	122,770	122,967	122,681	122,967
Diluted	123,244	122,967	123,404	122,967
Earnings Per Share
Basic	$0.07	$2.53	$0.37	$3.16
Diluted	$0.06	$2.53	$0.36	$3.16

The Notes to unaudited Consolidated and Combined Interim Financial Statements are an integral part of this statement.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED AND COMBINED

INTERIM STATEMENT OF COMPREHENSIVE (LOSS) INCOME

(Dollars in millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$8	$311	$45	$389
Other comprehensive (loss), net of tax
Foreign exchange translation adjustment	(35)	(5)	(33)	(23)
Changes in fair value of effective cash flow hedges	-	-	-	(1)
Total other comprehensive (loss), net of tax	(35)	(5)	(33)	(24)
Comprehensive (loss) income	$(27)	$306	$12	$365

The Notes to unaudited Consolidated and Combined Interim Financial Statements are an integral part of this statement.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED INTERIM BALANCE SHEET

(Dollars in millions, shares in thousands)

(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$132	$265
Accounts receivable	845	821
Inventories	729	628
Other current assets	134	95
Total current assets	1,840	1,809
Property, plant and equipment – net	306	300
Goodwill	2,632	2,634
Other intangible assets – net	125	133
Other assets	230	96
Total assets	$5,133	$4,972
LIABILITIES
Current liabilities:
Accounts payable	$932	$964
Short-term portion of debt	88	22
Accrued liabilities	531	503
Total current liabilities	1,551	1,489
Long-term debt	1,165	1,179
Obligations payable to Honeywell	580	629
Other liabilities	264	142
COMMITMENTS AND CONTINGENCIES (Note 15)
EQUITY
Common stock, $0.001 par value, 700,000 shares authorized, 123,382 and 122,967 shares issued and 122,786 and 122,499 shares outstanding as of September 30, 2019 and December 31, 2018, respectively	-	-
Additional paid-in capital	1,751	1,720
Treasury stock, at cost	(3)	-
Retained earnings	47	2
Accumulated other comprehensive loss	(222)	(189)
Total equity	1,573	1,533
Total liabilities and equity	$5,133	$4,972

The Notes to unaudited Consolidated and Combined Interim Financial Statements are an integral part of this statement.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED AND COMBINED INTERIM STATEMENT OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows (used for) provided by operating activities:
Net income	$45	$389
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	55	49
Repositioning charges, net of payments	12	(4)
Stock compensation expense	22	15
Deferred income taxes	(3)	(275)
Other noncash expense	13	17
Changes in assets and liabilities:
Accounts, notes and other receivables	(27)	(11)
Inventories	(109)	(142)
Other current assets	(13)	(4)
Other assets	(6)	(6)
Accounts payable	(23)	151
Accrued liabilities	(6)	(15)
Obligations payable to Honeywell	(49)	-
Other liabilities	19	211
Net cash (used for) provided by operating activities	(70)	375
Cash flows used for investing activities:
Expenditures for property, plant, equipment and software	(66)	(63)
Cash paid for acquisitions, net of cash acquired	(17)	-
Proceeds received related to amounts due from related parties	-	7
Net cash used for investing activities	(83)	(56)
Cash flows provided by (used for) financing activities:
Net proceeds from revolving credit facility	60	-
Repayment of long-term debt	(11)	-
Non-operating obligations paid to Honeywell, net	(24)	-
Payments related to amounts due to related parties, net	-	(1)
Tax payments related to stock vestings	(3)	-
Net decrease in invested equity	-	(300)
Cashflow provided by cash pooling	-	115
Net cash provided by (used for) financing activities	22	(186)
Effect of foreign exchange rate changes on cash and cash equivalents	(2)	(5)
Net (decrease) increase in cash and cash equivalents	(133)	128
Cash and cash equivalents at beginning of period	265	56
Cash and cash equivalents at end of period	$132	$184

The Notes to unaudited Consolidated and Combined Interim Financial Statements are an integral part of this statement.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED AND COMBINED INTERIM STATEMENT OF EQUITY

(Dollars in millions, shares in thousands)

(Unaudited)

	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid- In Capital	Retained Earnings	Invested Equity	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2017	-	-	$-	$-	$-	$-	$2,703	$(100)	$2,603
Net income	-	-	-	-	-	-	45	-	45
Other comprehensive income, net of tax	-	-	-	-	-	-	-	30	30
Change in invested equity	-	-	-	-	-	-	(89)	-	(89)
Balance at March 31, 2018	-	-	$-	$-	$-	$-	$2,659	$(70)	$2,589
Net income	-	-	-	-	-	-	33	-	33
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(49)	(49)
Change in invested equity	-	-	-	-	-	-	(93)	-	(93)
Balance at June 30, 2018	-	-	$-	$-	$-	$-	$2,599	$(119)	$2,480
Net income	-	-	-	-	-	-	311	-	311
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	$(5)	(5)
Change in invested equity	-	-	-	-	-	-	(101)	-	(101)
Balance at September 30, 2018	-	-	$-	$-	$-	$-	$2,809	$(124)	$2,685

Balance at December 31, 2018	122,499	468	$-	$-	$1,720	$2	$-	$(189)	$1,533
Net income	-	-	-	-	-	48	-	-	48
Other comprehensive income, net of tax	-	-	-	-	-	-	-	6	6
Shares issued for employee stock plans	271	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	7	-	-	-	7
Shares withheld for employees' taxes	(84)	84	-	(2)	-	-	-	-	(2)
Balance at March 31, 2019	122,686	552	$-	$(2)	$1,727	$50	$-	$(183)	$1,592
Net loss	-	-	-	-	-	(11)	-	-	(11)
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(4)	(4)
Shares issued for employee stock plans	30	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	7	-	-	-	7
Shares withheld for employees' taxes	(6)	6	-	-	-	-	-	-	-
Adjustments due to the Spin-Off	-	-	-	-	9	-	-	-	9
Balance at June 30, 2019	122,710	558	$-	$(2)	$1,743	$39	$-	$(187)	$1,593
Net income	-	-	-	-	-	8	-	-	8
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(35)	(35)
Shares issued for employee stock plans	114	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	8	-	-	-	8
Shares withheld for employees' taxes	(38)	38	-	(1)	-	-	-	-	(1)
Balance at September 30, 2019	122,786	596	$-	$(3)	$1,751	$47	$-	$(222)	$1,573

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

In connection with the separation, Resideo and Honeywell entered into a Honeywell Reimbursement Agreement (as defined in Note 15. Commitments and Contingencies), a Separation and Distribution Agreement, an Employee Matters Agreement, a Tax Matters Agreement, a Transition Services Agreement, a Trademark License Agreement and a Patent Cross-License Agreement. The agreements govern the relationship between Resideo and Honeywell following the separation and provide for the allocation of various assets, liabilities, rights and obligations. These agreements also include arrangements for transition services to be provided by Honeywell to Resideo and by Resideo to Honeywell.

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

All intracompany transactions have been eliminated for all periods presented. As described in “Note 5. Related Party Transactions with Honeywell” of Notes to unaudited Consolidated and Combined Interim Financial Statements of this Form 10-Q, all significant transactions between the Company and Honeywell occurring prior to the Spin-Off have been included in the unaudited Combined Interim Financial Statements for the period ended September 30, 2018.

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

The unaudited Combined Interim Financial Statements prior to the Spin-Off include certain assets and liabilities that have historically been held at the Honeywell corporate level but were specifically identifiable or otherwise attributable to the Company. The cash and cash equivalents held by Honeywell at the corporate level were not specifically identifiable to the Company and therefore were not attributed for any of the periods presented. Honeywell third-party debt and the related interest expense were not allocated for any of the periods presented as Honeywell’s borrowings were not directly attributable to the Company. In periods subsequent to the Spin-Off, we may have made and may continue to make adjustments to balances transferred at the Spin-Off, including adjustments to the classification of assets or liabilities transferred. Any such adjustments are recorded directly to equity in Adjustments due to the Spin-Off and are considered immaterial.

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

The Company reports its quarterly financial information using a calendar convention; the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30. It is the Company’s practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires its businesses to close their books on the last Saturday of the month in order to minimize the potentially disruptive effects of quarterly closing on business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, the Company will provide appropriate disclosures. Actual closing dates for the three and nine months ended September 30, 2019 and 2018 were September 28, 2019 and September 29, 2018, respectively.

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

Since an implicit rate of return is not readily determinable for the Company's leases, an incremental borrowing rate is used in determining the present value of lease payments, and is calculated based on information available at the lease commencement date.  The incremental borrowing rate is determined using a portfolio approach based on the rate of interest the Company would have to pay to borrow funds on a collateralized basis over a similar term. The Company references a market yield curve consistent with the Company's credit rating which is risk-adjusted to approximate a collateralized rate in the currency of the lease. These rates are updated on a quarterly basis for measurement of new lease obligations. Most leases include renewal options; however, generally it is not reasonably certain that these options will be exercised at lease commencement. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recognized on the Company’s balance sheet. The Company does not separate lease and non-lease components for its real estate and automobile leases.

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

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which provides guidance designed to provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. From November 2018 to May 2019, amendments to Topic 326 were issued to clarify numerous accounting topics. When determining such expected credit losses, the guidance requires companies to apply a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

(Unaudited)

supportable information to inform credit loss estimates. The amendment is effective on a modified retrospective basis for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for fiscal years and interim periods beginning after December 15, 2018. The Company does not expect adoption of this pronouncement to have a material financial statement impact.

In August 2018, the FASB issued guidance that amends the current disclosure requirements regarding defined benefit pensions and other post retirement plans and allows for the removal of certain disclosures, while adding certain new disclosure requirements. This standard is effective for fiscal years beginning after December 15, 2020 and allows for early adoption. The Company does not expect this new standard to have a significant impact to its disclosures.

Note 3. Earnings Per Share

On October 29, 2018, the date of consummation of the Spin-Off, 122,498,794 shares of the Company’s Common Stock, par value $0.001 per share, were distributed to Honeywell shareholders of record as of October 16, 2018. This share amount is being utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Spin-Off as no common stock was outstanding prior to the date of the Spin-Off. For the 2018 year to date calculation, these shares are treated as issued and outstanding from January 1, 2018 for purposes of calculating historical basic earnings per share. For September 30, 2019 and September 30, 2018, this calculation excludes 596,300 and 467,764 of treasury shares, respectively.

The details of the earnings per share calculations for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Basic:	2019	2018	2019	2018
Net income	$8	$311	$45	$389
Weighted average common shares outstanding (in thousands)	122,770	122,967	122,681	122,967
Earnings per share - Basic	$0.07	$2.53	$0.37	$3.16

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Diluted:	2019	2018	2019	2018
Net income	$8	$311	$45	$389
Weighted average common shares outstanding - Basic (in thousands)	122,770	122,967	122,681	122,967
Dilutive effect of common stock equivalents	474	-	723	-
Weighted average common shares outstanding - Diluted (in thousands)	123,244	122,967	123,404	122,967
Earnings per share - Diluted	$0.06	$2.53	$0.36	$3.16

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

(Unaudited)

Diluted earnings per share is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the three and nine months ended September 30, 2019. In periods where the Company has a net loss, no dilutive common shares are included in the calculation for diluted shares as they are considered anti-dilutive. For the three and nine months ended September 30, 2019, average options and other rights to purchase approximately 3.8 million and 1.5 million shares of common stock were outstanding, respectively, all of which were anti-dilutive during the three and nine months ended September 30, 2019, and therefore excluded from the computation of diluted earnings per common share. Additionally, an average of approximately 0.3 million shares of performance-based unit awards are excluded from the computation of diluted earnings per common share for the three and nine months ended September 30, 2019 as the contingency has not been satisfied at September 30, 2019.

Note 4. Acquisitions

On March 28, 2019, the Company acquired all of the capital stock of Buoy Labs, for $6 million, which has been integrated into our Products & Solutions segment. Buoy Labs provides innovative Wi-Fi enabled solutions that track the amount of water used in a home, integrating smart software and hardware that can help consumers identify potential leaks and allow consumers to act to prevent them through its subscription-based app services. In connection with the acquisition, the Company recognized preliminary goodwill and intangible assets of $6 million. The acquisition agreement includes deferred payments for certain individuals that are contingent upon employment as well as financial performance. The Company determined that these deferred payments are accounted for as compensation expense over the requisite service period. The Company is still assessing the final allocation of the purchase price to the assets and liabilities of the business.

On May 21, 2019, the Company acquired certain assets relating to innovative energy efficiency from Whisker Labs, for $5 million, which has been integrated into our Products & Solutions segment. The acquired technology creates a thermodynamic model of a home to accurately predict home heating and air conditioning run time and energy use to enable a homeowner to use less energy while maintaining comfort. In connection with the acquisition, the Company recognized preliminary goodwill and intangible assets of $5 million. The Company is still assessing the final allocation of the purchase price to the assets and liabilities of the business.

On June 27, 2019, the Company acquired all of the membership interests of LifeWhere for $6 million, which has been integrated into our Products & Solutions segment. LifeWhere uses machine learning and analytics to predict potential failure on critical home appliances, such as water heaters, furnaces and air conditioners. This service provides the detailed analytics required for professional contractors to dispatch technicians with the right skills to quickly repair the appliance before it causes a catastrophic failure. In connection with the acquisition, the Company recognized preliminary goodwill and intangible assets of $6 million. The Company is still assessing the final allocation of the purchase price to the assets and liabilities of the business.

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

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

(Unaudited)

During the three and nine months ended September 30, 2018, the Company was allocated $66 million and $203 million, respectively, of general corporate expenses incurred by Honeywell and such amounts are included within Selling, general and administrative expenses in the unaudited Combined Interim Statement of Operations for the nine months ended September 30, 2018.  As certain expenses reflected in the unaudited Combined Interim Financial Statements include allocations of corporate expenses from Honeywell, these statements could differ from those that would have been prepared had the Company operated on a stand-alone basis.

All significant intercompany transactions between the Company and Honeywell have been included in these unaudited Combined Interim Financial Statements. Sales to Honeywell during the three and nine months ended September 30, 2018 were $8 million and $23 million, respectively.  Costs of goods sold to Honeywell during the three and nine months ended September 30, 2018 were $5 million and $18 million, respectively. Purchases from Honeywell during the three and nine months ended September 30, 2018 were $32 million and $149 million, respectively. The total net effect of the settlement of these intercompany transactions is reflected in the unaudited Combined Interim Statement of Cash Flows as a financing activity.

While the Company was owned by Honeywell, a centralized approach to cash management and financing of operations was used. Prior to consummation of the Spin-Off, the Company’s cash was transferred to Honeywell daily and Honeywell funded the Company’s operating and investing activities as needed.

Subsequent to the Spin-Off on October 29, 2018, transactions with Honeywell were not considered related party transactions. Accordingly, no related party transactions with Honeywell were recorded for the three and nine months ended September 30, 2019.

Note 6. Repositioning and Other Charges

During the second quarter of 2019, management began a repositioning plan to reduce operating costs and better align the Company’s workforce with the needs of the business going forward. Repositioning and related expenses were $9 million and $34 million for the three and nine months ended September 30, 2019, respectively, and primarily related to severance.

A summary of repositioning charges follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Severance	$9	$-	$35	$4
Asset impairments	-	-	-	1
Reserve adjustments	-	-	(1)	-
Total net repositioning charges	$9	$-	$34	$5

The following table summarizes the pretax distribution of total net repositioning charges by unaudited Consolidated and Combined Statement of Operations classification:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of goods sold	$5	$-	$18	$4
Selling, general and administrative expenses	4	-	16	1
	$9	$-	$34	$5

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

(Unaudited)

The following table summarizes the pretax impact of total net repositioning charges by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Products & Solutions	$9	$-	$28	$5
ADI Global Distribution	-	-	6	-
	$9	$-	$34	$5

The following table summarizes the status of total repositioning reserves related to severance cost included in Accrued liabilities in the unaudited Consolidated Balance Sheet:

Nine Months Ended
September 30,
2019
Beginning of period	$13
Charges	35
Usage – cash	(22)
Adjustments	(1)
End of period	$25

Note 7. Revenue Recognition

Disaggregated Revenue

Revenues by channel are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018 (3)	2019	2018 (3)
U.S. and Canada	$590	$555	$1,705	$1,614
EMEA (1)	109	107	336	338
India	15	12	43	42
ADI Global Distribution	714	674	2,084	1,994
Comfort	256	271	799	787
Security	128	119	397	358
RTS	128	136	404	422
Products & Solutions (2)	512	526	1,600	1,567
Net revenue	$1,226	$1,200	$3,684	$3,561

(1)	EMEA represents Europe, the Middle East and Africa.
(2)

Products & Solutions sales channel naming convention changed from what was disclosed in our quarterly report for the quarter ended September 30, 2018. Comfort & Care was broken out into Comfort and Residential Thermal Solutions (“RTS”).

(3)

The unaudited disaggregated revenue disclosure for the three and nine month periods ended September 30, 2018 contained misallocated revenue between the ADI Global Distribution geographies U.S. and Canada and India.  Correcting this allocation increased U.S. and Canada revenue and reduced India revenue for the three and nine month periods ended September 30, 2018 by $30 million and $35 million, respectively. There is no other impact

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

(Unaudited)

to the unaudited Consolidated and Combined Interim Financial Statements for the three and nine month periods ended September 30, 2018.

The Company recognizes the majority of its revenue from performance obligations outlined in contracts with its customers that are satisfied at a point in time. Less than 2% of the Company’s revenue is satisfied over time. As of September 30, 2019, contract assets and liabilities are not material.

Note 8. Income Taxes

The Company recorded a tax benefit of $329 million for the three months ended September 30, 2018 as compared to nil for the three months ended September 30, 2019.  The decrease in the tax benefit is primarily the result of tax benefits generated in 2018 related to the internal restructuring of Resideo’s business in advance of its anticipated Spin-Off, currency impacts on withholding taxes on undistributed foreign earnings, and adjustments to the provisional tax amount related to U.S. Tax Reform.

The effective tax rate for the three months ended September 30, 2019 was lower than the U.S. federal statutory rate of 21% primarily due to a decrease in the forecast of full-year non-deductible expenses and a decrease in the forecast of full-year U.S. taxation of foreign earnings.

The effective tax rate for the nine months ended September 30, 2019 was higher than the U.S. federal statutory rate of 21% primarily attributable to non-deductible expenses and U.S. taxation of foreign earnings.

The effective tax rate for the three months ended September 30, 2018 was higher than the U.S. federal statutory rate of 21% primarily due to tax benefits related to the internal restructuring of Resideo’s business in advance of its anticipated Spin-Off, currency impacts on withholding taxes on undistributed foreign earnings, and adjustments to the provisional tax amount related to U.S. Tax Reform.  The combined effect of the tax benefits recorded in the quarter ended September 30, 2018 resulted in a tax benefit (negative tax expense).  As a result of the tax benefits and in conjunction with a net loss in the quarter ended September 30, 2018, the effective tax rate for the quarter is a positive percentage and significantly more than the US statutory rate.

The effective tax rate for the nine months ended September 30, 2018 was lower than the U.S. federal statutory rate of 21% primarily from tax benefits related to the internal restructuring of Resideo’s business in advance of its anticipated Spin-Off, currency impacts on withholding taxes on undistributed foreign earnings and adjustments to the provisional tax amount related to U.S. Tax Reform.

Note 9. Inventories

	September 30,	December 31,
	2019	2018
Raw materials	$143	$167
Work in process	19	34
Finished products	567	427
	$729	$628

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

(Unaudited)

Note 10. Accrued Liabilities

	September 30,	December 31,
	2019	2018
Obligations payable to Honeywell	$140	$140
Taxes payable	41	76
Compensation, benefit and other employee related	73	73
Other	277	214
	$531	$503

Refer to “Note 15. Commitments and Contingencies” of this Form 10-Q for further details on Obligations payable to Honeywell.

Note 11. Long-term Debt and Credit Agreement

The Company’s debt at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30,	December 31,
	2019	2018
6.125% notes due 2026	$400	$400
Five-year variable rate term loan A due 2023	341	350
Seven-year variable rate term loan B due 2025	473	475
Revolving Credit Facility	60	-
Unamortized debt issuance costs	(21)	(24)
Total outstanding indebtedness	1,253	1,201
Less: amounts due within one year	88	22
Total long-term debt due after one year	$1,165	$1,179

In October of 2018, the Company issued $400 million in principal amount of its 6.125% senior unsecured notes (the “Senior Notes”), entered into term loan facilities in the form of a seven-year LIBOR plus 2.00% senior secured first-lien term B loan facility in an aggregate principal amount of $475 million and a five-year LIBOR plus 2.00% senior secured first-lien term A loan facility in an aggregate principal amount of $350 million (the “Term Loans”) and established a five-year senior secured first-lien revolving credit facility in an aggregate principal amount of $350 million (the "Revolving Credit Facility"). The interest rate on the Revolving Credit Facility borrowings are based on, at the option of the Company, either (i) the rate of interest last quoted by The Wall Street Journal as the “prime rate” in the United States, (ii) the greater of the federal funds effective rate and the overnight bank funding rate, plus 0.5% and (iii) the one month adjusted LIBOR rate, plus 1.00% per annum.

As of September 30, 2019, there were $60 million of borrowings and no of letters of credit issued under the $350 million Revolving Credit Facility. The Company assessed the amount recorded under the Term Loans, the Senior Notes, and the Revolving Credit Facility and determined the Term Loans and the Revolving Credit Facility approximated fair value, and the Senior Notes’ fair value is approximately $422 million. The fair values of the debt are based on the quoted inactive prices and are therefore classified as Level 2 within the valuation hierarchy.

At September 30, 2019, the interest rate for the Term Loans was 4.11% and the weighted average interest rate for the Revolving Credit Facility was 4.09%.   The interest expense for the Revolving Credit Facility, Term Loans and Senior Notes during the three and nine months ended September 30, 2019 was $16 million and $51 million, respectively, which includes the amortization of debt issuance cost and debt discounts.

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

The Company’s operating lease costs for the three and nine months ended September 30, 2019 consisted of the following:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
Operating Lease Costs
Selling, general & administrative	$10	$27
Cost of goods sold	4	12
Total operating lease costs	$14	$39

Total operating lease costs include variable lease costs of $3 million and $8 million for the three and nine months ended September 30, 2019.  Total operating lease costs also include offsetting sublease income which is immaterial for the three and nine months ended September 30, 2019.

The Company recognized the following related to its operating leases:

	Financial Statement Line Item	At September 30, 2019
Operating right-of-use assets	Other assets	$130
Operating lease liabilities - current	Accrued liabilities	$29
Operating lease liabilities - noncurrent	Other liabilities	$106

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

(Unaudited)

Maturities of the Company’s operating lease liabilities were as follows:

At September 30, 2019
2019	$9
2020	35
2021	32
2022	27
2023	20
Thereafter	36
Total lease payments	159
Less: imputed interest	24
Present value of operating lease liabilities	$135
Weighted-average remaining lease term (years)	5.64
Weighted-average incremental borrowing rate	6.00%

Future minimum lease payments under operating leases having initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2018 were as follows:

At December 31, 2018
2019	$39
2020	33
2021	28
2022	22
2023	15
Thereafter	17
$154

Supplemental cash flow information related to the Company’s operating leases was as follows:

Nine Months Ended
September 30, 2019
Operating cash outflows	$28
Operating right-of-use assets obtained in exchange for operating lease liabilities	$47

As of September 30, 2019, the Company has additional operating leases that have not yet commenced. Obligations under these leases are not material.  Additionally, as a lessor, the Company leases all or a portion of certain owned properties. Rental income for the three and nine months ended September 30, 2019 was not material.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

(Unaudited)

Note 13. Accumulated Other Comprehensive Loss

The changes in Accumulated other comprehensive loss are provided in the tables below.

Changes in Accumulated Other Comprehensive Loss by Component

	Foreign Exchange Translation Adjustment	Pension Adjustments	Changes in Fair Value of Effective Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at December 31, 2017	$(100)	$-	$-	$(100)
Other comprehensive income before reclassifications	31	-	-	31
Amounts reclassified from accumulated other comprehensive income	-	-	(1)	(1)
Net current period other comprehensive income	31	-	(1)	30
Balance at March 31, 2018	$(69)	$-	$(1)	$(70)
Other comprehensive loss before reclassifications	(49)	-	-	(49)
Balance at June 30, 2018	$(118)	$-	$(1)	$(119)
Other comprehensive loss before reclassifications	(5)	-	(2)	(7)
Amounts reclassified from accumulated other comprehensive income	-	-	$2	$2
Balance at September 30, 2018	$(123)	$-	$(1)	$(124)

Balance at December 31, 2018	$(177)	$(12)	$-	$(189)
Other comprehensive income before reclassifications	6	-	-	6
Balance at March 31, 2019	$(171)	$(12)	$-	$(183)
Other comprehensive loss before reclassifications	(4)	-	-	(4)
Balance at June 30, 2019	$(175)	$(12)	$-	$(187)
Other comprehensive loss before reclassifications	(35)	-	-	(35)
Balance at September 30, 2019	$(210)	$(12)	$-	$(222)

Note 14. Stock-Based Compensation Plans

Restricted Stock Units (“RSUs”)

During the nine months ended September 30, 2019, as part of the Company’s annual long-term compensation under the 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates (the “Stock Incentive Plan”), it granted 319,771 performance-based RSUs and 1,255,440 time-based RSUs to eligible employees. The weighted average grant date fair value per share for these shares was $22.06.

Stock Options

During the nine months ended September 30, 2019, as part of the Company’s annual long-term compensation under the Stock Incentive Plan, 1,155,566 stock options were granted to eligible employees at a weighted average exercise price per share of $24.37 and weighted average grant date fair value per share of $6.71.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

(Unaudited)

Note 15. Commitments and Contingencies

Environmental Matters

The Company is subject to various federal, state, local and foreign government requirements relating to the protection of the environment and accrues costs related to environmental matters when it is probable that it has incurred a liability related to a contaminated site and the amount can be reasonably estimated. Environmental-related expenses are presented within Cost of goods sold for operating sites, which are the Company’s owned sites. For the three and nine months ended September 30, 2019 and September 30, 2018, environmental expenses related to these operating sites were not material. On October 29, 2018, upon consummation of the Spin-Off, certain environmental liabilities became subject to the Honeywell Reimbursement Agreement (defined below) and were reclassified to Obligations payable to Honeywell.  The expenses related to these sites were recorded within Other expense, net in the unaudited Consolidated and Combined Interim Statement of Operations.  For the three and nine months ended September 30, 2018, environmental expense within Other expense, net was $146 million and $322 million, respectively.  Liabilities for environmental cost were $21 million and $735 million as of September 30, 2019 and September 30, 2018, respectively. For additional information, see Honeywell Reimbursement Agreement below.

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

Honeywell Reimbursement Agreement

On October 29, 2018, in connection with the Spin-Off, the Company entered into an indemnification and reimbursement agreement with Honeywell (the “Honeywell Reimbursement Agreement”) pursuant to which the Company has an obligation to make cash payments to Honeywell in amounts equal to 90% of payments for certain Honeywell environmental-liability payments, which include amounts billed (“payments”), less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales (the “recoveries”). The amount payable by the Company in respect of such liabilities arising in respect of any given year will be subject to a cap of $140 million (exclusive of any late payment fees up to 5% per annum). The scope of the Company’s current environmental remediation obligations subject to the Honeywell Reimbursement Agreement relates to approximately 230 sites or groups of sites that are undergoing environmental remediation under U.S. federal or state law and agency oversight for contamination associated with Honeywell legacy business operations. The ongoing environmental remediation is designed to address contaminants at upland and sediment sites, which include, among others, metals, organic compounds and polychlorinated biphenyls, through a variety of methods, which include, among others, excavation, capping, in-situ stabilization, groundwater treatment and dredging. In addition, the Company obligations subject to the Honeywell Reimbursement Agreement will include certain liabilities with respect to (i) hazardous exposure or toxic tort claims associated with the specified sites that arise after the Spin-Off, if any, (ii) currently unidentified releases of hazardous substances at or associated with the specified sites, (iii) other environmental claims associated with the specified sites and (iv) consequential damages.

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

The following table summarizes information concerning our Honeywell Reimbursement Agreement liabilities:

Nine Months Ended
September 30,
2019
Beginning of period	$616
Accruals for indemnification liabilities deemed probable and reasonably estimable	138
Reduction (1)	(81)
Indemnification payment	(105)
End of period	$568

(1)

Reduction in indemnification liabilities relates to a provision in the Honeywell Reimbursement Agreement that reduces the obligation due to Honeywell for any proceeds received by Honeywell from a property sale of a site under the agreement.

For the three and nine months ended September 30, 2019, expenses related to the Honeywell Reimbursement Agreement were $35 million and $57 million, respectively and are recorded in Other expense, net. Honeywell Reimbursement Agreement liabilities are included in the following balance sheet accounts:

September 30,
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

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

(Unaudited)

Tax Matters Agreement

In connection with the Spin-Off, the Company entered into a tax matters agreement (the “Tax Matters Agreement”) with Honeywell pursuant to which it is responsible and will indemnify Honeywell for all taxes, including income taxes, sales taxes, VAT and payroll taxes, relating to the business for all periods, including periods prior to the consummation of the Spin-Off. As of September 30, 2019, the Company has indemnified Honeywell for $152 million, which is included in Obligations payable to Honeywell.

Trademark Agreements

The Company and Honeywell entered into a 40-year Trademark License Agreement (the “Trademark Agreement”) that authorizes the Company’s use of certain licensed trademarks in the operation of Resideo’s business for the advertising, sale and distribution of certain licensed products. In exchange, the Company will pay a royalty fee of 1.5% on net revenue to Honeywell related to such licensed products which is recorded in Selling, general and administrative expense on the unaudited Consolidated and Combined Interim Statement of Operations. For the three and nine months ended September 30, 2019, royalty fees were $6 million and $20 million, respectively.

Other Matters

The Company is subject to other lawsuits, investigations and disputes arising out of the conduct of its business, including matters relating to commercial transactions, settlement agreements, government contracts, product liability, prior acquisitions and divestitures, employee matters, intellectual property, antitrust and environmental, health and safety matters. The Company recognizes a liability for any contingency that is probable of occurrence and reasonably estimable. The Company continually assesses the likelihood of adverse judgments of outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts.  The Company recorded legal expense of $1 million and $20 million for the three and nine months ended September 30, 2019, respectively. Prior to the Spin-off, legal expenses were paid by Honeywell and then allocated to the Company as part of a corporate expense allocation that did not separately identify the specific expenses. As of September 30, 2019 and December 31, 2018, the Company has a legal reserve of $18 million and $7 million, respectively.

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

The following table summarizes information concerning recorded obligations for product warranties and product performance guarantees:

	Nine Months Ended
	September 30,
	2019	2018
Beginning of period	$26	$17
Accruals for warranties/guarantees issued during the year	10	12
Adjustment of pre-existing warranties/guarantees	(1)	(2)
Settlement of warranty/guarantee claims	(12)	(12)
End of period	$23	$15

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

(Unaudited)

Note 16. Pension

Prior to the Spin-Off, certain of Resideo’s employees participated in multiple U.S. and non-U.S. defined benefit pension plans (the “Shared Plans”) sponsored by Honeywell which includes participants from other Honeywell subsidiaries and operations. The Company accounted for participation in the Shared Plans as a multiemployer benefit plan. Accordingly, it did not record an asset or liability to recognize the funded status of the Shared Plans. The related pension expense was allocated based on annual service cost of active participants and reported within Costs of goods sold and Selling, general and administrative expenses in the unaudited Combined Interim Statement of Operations. The pension expense related to participation in the Shared Plan for the three and nine months ended September 30, 2018 was $3 million and $10 million, respectively.

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

The Company sponsors multiple funded and unfunded U.S. and non-U.S. defined benefit pension plans. Pension benefits for many of its U.S. employees are provided through non-contributory, qualified and non-qualified defined benefit plans. It also sponsors defined benefit pension plans which cover non-U.S. employees who are not U.S. citizens, in certain jurisdictions, principally Germany, Austria, Belgium, Switzerland, and the Netherlands. The pension obligations as of September 30, 2019 and December 31, 2018 were $93 million and $88 million, respectively, and are included in Other liabilities in the unaudited Consolidated Interim Balance Sheet. Net periodic benefit cost recognized in Comprehensive income for the three and nine months ended September 30, 2019 is $2 million and $5 million, respectively.

The components of net periodic benefit costs other than the service cost are included in Other expense, net in the unaudited Consolidated and Combined Interim Statement of Operations for the three and nine months ended September 30, 2019 and 2018.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue
Total Products & Solutions revenue	$595	$603	$1,828	$1,803
Less: Intersegment revenue	83	77	228	236
External Products & Solutions revenue	512	526	1,600	1,567
External ADI Global Distribution revenue	714	674	2,084	1,994
Total revenue	$1,226	$1,200	$3,684	$3,561

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Segment adjusted EBITDA
Products & Solutions	$66	$107	$222	$333
ADI Global Distribution	48	43	141	124
Segment Adjusted EBITDA	$114	$150	$363	$457

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

(Unaudited)

The table below provides a reconciliation of net income to Segment Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$8	$311	$45	$389
Net interest expense (income)	16	-	49	(1)
Tax expense (benefit)	-	(329)	36	(323)
Depreciation and amortization	19	16	55	49
Environmental expense (1)	-	146	-	322
Honeywell reimbursement agreement expense (2)	35	-	57	-
Stock compensation expense (3)	8	6	22	15
Repositioning charges	9	-	34	5
Other (4)	19	-	65	1
Segment Adjusted EBITDA	$114	$150	$363	$457

(1)	Represents historical environmental expenses as reported under 100% carryover basis.
(2)	Represents recorded expenses related to the Honeywell Reimbursement Agreement.
(3)	Stock compensation expense adjustment includes only non-cash expenses.
(4)

Represents $19 million and $53 million in costs directly related to the Spin-Off, $0 million and $13 million related to developments on legal claims that arose prior to the Spin-Off, and ($0) million and ($1) million in non-operating (income) expense adjustment which excludes net interest (income) for the three and nine months ended September 30, 2019, respectively. For the three and nine months ended September 30, 2018 Other represents other non-operating (income) expense.

The Company’s CODM does not use segment assets information to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions, except per share amounts)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help you understand the results of operations and financial condition of Resideo Technologies, Inc. and its consolidated subsidiaries (“Resideo” or “the Company”, “we”, “us” or “our”) for the three and nine months ended September 30, 2019 and should be read in conjunction with the unaudited Consolidated and Combined Interim Financial Statements and the notes thereto contained elsewhere in this Form 10-Q. The financial information as of September 30, 2019 should be read in conjunction with the consolidated and combined financial statements for the year ended December 31, 2018 contained in our 2018 Annual Report on Form 10-K (the “2018 Annual Report on Form 10-K”).

Overview and Business Trends

We are a leading global provider of products, software solutions and technologies that help homeowners stay connected and in control of their comfort, security and energy use. We are a leader in the home heating, ventilation and air conditioning controls and security markets. Our products consist of solutions in Comfort, Residential Thermal Solutions (“RTS”) and Security categories and include temperature and humidity control, thermal, water and air solutions and remote patient monitoring software solutions as well as security panels, sensors, peripherals, wire and cable, communications devices, video cameras, awareness solutions, cloud infrastructure, installation and maintenance tools and related software. Our ADI Global Distribution business is the leading wholesale distributor of low-voltage electronic and security products which include video surveillance, intrusion, access control, fire and life safety, wire, networking and professional audio visual systems. We manage our business operations through two segments, Products & Solutions and ADI Global Distribution. The Products & Solutions segment offerings include our Comfort, RTS and Security products, which, consistent with our industry, have a higher gross and operating margin profile in comparison to the ADI Global Distribution segment.

Our financial performance is influenced by several macro factors such as repair and remodeling activity, residential and non-residential construction, employment rates, and overall macro environment. In the third quarter 2019, the ADI Global Distribution business continued its strong performance, enhanced by an ongoing focus on digital transformation, designed to create a seamless experience for professionals online and in the 200 stocking locations around the world. ADI continued to expand its footprint, including recent opening and remodeling of branches in Eastern Europe.

In the third quarter 2019, the Products & Solutions segment experienced revenue declines in the Comfort and RTS businesses. Segment adjusted EBITDA declined due to revenue decline, negative product and channel mix, inventory write-downs, and high product rebates from a pre-spin contract. The RTS business experienced a slowdown across large original equipment manufacturers (“OEMs”) customers, which included impacts by recent regulatory changes. The Comfort business revenue declines were primarily due to lower thermostat sales. We expect the third-quarter headwinds to continue into the peak winter demand period.

Third Quarter Highlights

Net revenues increased $26 million in the recent quarter compared to the third quarter of fiscal 2018, primarily due to increased volume and price partially offset by foreign exchange translation. Gross profit as a percent of net revenues decreased to 24%, or $58 million, in the recent quarter compared to 29% in the third quarter of fiscal 2018. The primary drivers to the decrease in gross profit percentage were a 300 bps impact from sales mix changes, 100 bps impact from material and labor inflation and fixed production costs which include inventory write-downs, and 100 bps impact from headquarter allocations previously classified in selling, general and administrative expense in the carve-out financials.  Third-quarter net income was $8 million for the three months ended September 30, 2019 compared to $311 million for the three months ended September 30, 2018, which included an income tax benefit of $329 million.

Selling, general, and administrative expenses increased by $11 million in the recent quarter compared to the third quarter of fiscal 2018. The increase was driven by spin related costs, license fees associated with the Trademark License Agreement, repositioning costs, impact of acquisitions, and labor cost inflation totaling $43 million. These increases were partially offset by the impact of headquarter cost allocations previously classified in selling, general and administrative expense in the carve-out financials, foreign currency translation, and miscellaneous cost reductions totaling $32 million.

We ended the third quarter with $132 million in cash and cash equivalents. Net cash used in operating activities was $70 million for the nine months ended September 30, 2019.  At September 30, 2019, Accounts receivable were $845 million and Inventories were $729 million.

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

Operational and Financial Review

On October 22, 2019, we announced the commencement of a comprehensive operational and financial review focused on product cost and gross margin improvement, and general and administrative expenses simplification. The review will be overseen by the independent directors of our board. We have retained industry-recognized experts in supply chain optimization and organizational excellence to assist in the review.

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

The unaudited Combined Interim Financial Statements prior to the Spin-Off include certain assets and liabilities that were held at the Honeywell corporate level but were specifically identifiable or otherwise attributable to us. Additionally, Honeywell historically provided certain services, such as legal, accounting, information technology, human resources and other infrastructure support, on our behalf. The costs of these services were allocated to us on the basis of the proportion of net revenue. Actual costs that would have been incurred if we had been a stand-alone company for the entire period being presented would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. Both we and Honeywell consider the basis on which the expenses were allocated during the period before the Spin-Off to be a reasonable reflection of the utilization of services provided to or the benefits received by us during the periods presented.

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

Components of Operating Results

Our fiscal quarter ended on September 30. The key elements of our operating results include:

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

ADI Global Distribution. We generate revenue through the distribution of low-voltage electronic and security products that are delivered through a comprehensive network of professional contractors, distributors and OEMs, as well as major retailers and online merchants. In addition to our own Security products, ADI distributes products from industry-leading manufacturers including Assa Abloy, Axis Communications, Honeywell and Nortek Security & Control, and ADI also carries a line of private label products. We sell these products to contractors that service non-residential and residential end-users. 13% of ADI’s net revenue is supplied by our Products & Solutions Segment. Management estimates that in 2018 approximately two-thirds of ADI’s net revenue was attributed to non-residential end markets and one-third to residential end markets.

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

Selling, General, and Administrative Expense

Selling, general and administrative expense includes trademark royalty expenses, sales incentives and commissions, professional fees, legal fees, promotional and advertising expenses, and personnel-related expenses, including stock compensation expense and pension benefits. In addition, prior to the Spin-Off our selling, general and administrative expense included an allocated portion of general corporate expenses.

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

Interest Expense

Interest expense consists of interest on our short and long-term obligations, including our senior notes, term credit facility, and revolving credit facility. Interest expense on our obligations includes contractual interest, amortization of the debt discount and amortization of debt issuance costs.

Tax Expense (Benefit)

Provision for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for U.S. taxation of foreign earnings and other non-deductible expenses.

Results of Operations

The following table sets forth our selected unaudited consolidated interim statement of operations for the periods presented:

Unaudited Consolidated Interim Statement of Operations

(Dollars in millions except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net revenue	$1,226	$1,200	$3,684	$3,561
Cost of goods sold	937	853	2,786	2,525
Gross profit	289	347	898	1,036
Selling, general and administrative expenses	230	219	712	648
Operating profit	59	128	186	388
Other expense, net	35	144	54	320
Interest expense	16	2	51	2
Income (loss) before taxes	8	(18)	81	66
Tax expense (benefit)	-	(329)	36	(323)
Net income	$8	$311	$45	$389
Weighted Average Number of Common Shares Outstanding (in thousands)
Basic	122,770	122,967	122,681	122,967
Diluted	123,244	122,967	123,404	122,967
Earnings Per Share
Basic	$0.07	$2.53	$0.37	$3.16
Diluted	$0.06	$2.53	$0.36	$3.16

Results of Operations for the Three and Nine Months ended September 30, 2019 and 2018

Net Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net revenue	$1,226	$1,200	$3,684	$3,561
% change compared with prior period	2%		3%

The change in net revenue compared to prior year period is attributable to the following:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Volume	1%	3%
Price	2%	2%
Foreign currency translation	(1)%	(2)%
% change compared with prior period	2%	3%

A discussion of net revenue by segment can be found in the Review of Business Segments section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cost of Goods Sold

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of goods sold	$937	$853	$2,786	$2,525
% change compared with prior period	10%		10%
Gross profit percentage	24%	29%	24%	29%

Three months ended

Cost of goods sold for the three months ended September 30, 2019 was $937 million, an increase of $84 million, or 10%, from $853 million for the three months ended September 30, 2018.

This increase in cost of goods sold was primarily driven by the Products & Solutions segment changes in sales mix, material and labor inflation and increased production costs including inventory write-downs, headquarter allocations previously classified in selling, general and administrative expense in the carve-out financials. In addition, higher revenue in the ADI Global Distribution segment also increased cost of goods sold. Both segments had repositioning costs and spin related costs. The total impact of these increases was $94 million. The increased costs were partially offset by foreign currency translation and savings in other miscellaneous costs of goods sold totaling $10 million.

The primary drivers to the decrease in gross profit percentage were a 300 bps impact from sales mix changes, 100 bps impact from material and labor inflation and fixed production costs, and 100 bps impact from headquarter allocations previously classified in selling, general and administrative expense in the carve-out financials.

Nine months ended

Cost of goods sold for the nine months ended September 30, 2019 was $2,786 million, an increase of $261 million, or 10%, from $2,525 million for the nine months ended September 30, 2018.

This increase in cost of goods sold was primarily driven by higher revenue in both the ADI Global Distribution and Products & Solutions segments, material and labor inflation and increased production costs including inventory write-downs, changes in sales mix, headquarter allocations previously classified in selling, general and administrative expense in the carve-out financials, repositioning costs and spin related costs totaling $306 million. The increased costs were partially offset by foreign currency translation and savings in other miscellaneous costs of goods sold totaling $45 million.

The primary drivers to the decrease in gross profit percentage were a 200 bps impact from material and labor inflation and fixed production costs, 200 bps impact from sales mix changes and 100 bps impact from headquarter allocations previously classified in selling, general and administrative expense in the carve-out financials.

Selling, General and Administrative Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Selling, general and administrative expense	$230	$219	$712	$648
% of revenue	19%	18%	19%	18%

Three months ended

Selling, general and administrative expense for the three months ended September 30, 2019 was $230 million, an increase of $11 million, from $219 million for the three months ended September 30, 2018. The increase was driven by spin related costs, license fees associated with the Trademark License Agreement, repositioning costs, impact of acquisitions and labor cost inflation totaling $43 million. These increases were partially offset by headquarter cost allocation now partially classified in cost of goods sold, foreign currency translation, and miscellaneous cost reductions totaling $32 million.

Nine months ended

Selling, general and administrative expense for the nine months ended September 30, 2019 was $712 million, an increase of $64 million, from $648 million for the nine months ended September 30, 2018. The increase was driven by spin related costs, license fees associated with the Trademark License Agreement, legal expenses, impact of acquisitions, repositioning costs, and labor cost inflation totaling $126 million. These increases were partially offset by headquarter cost allocation now partially classified in cost of goods sold, foreign currency translation, and miscellaneous cost reductions totaling $62 million.

Other Expense, Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Other expense, net	$35	$144	$54	$320

Three months ended

Other expense, net for the three months ended September 30, 2019, was $35 million, a decrease of $109 million from $144 million for the three months ended September 30, 2018. The decrease is due to lower remediation expenses in 2019 resulting from the Honeywell Reimbursement Agreement as compared to environmental expense prior to the Spin-Off. Following the Spin-Off, these environmental expenses are now subject to the Honeywell Reimbursement Agreement where cash payments are capped at $140 million per year.

Nine months ended

Other expense, net for the nine months ended September 30, 2019, was $54 million, a decrease of $266 million from $320 million for the nine months ended September 30, 2018. The decrease is due to lower remediation expense during the period as well as an $81 million reduction in indemnification liabilities related to a provision in the Honeywell Reimbursement Agreement that reduces the obligation due to Honeywell for any proceeds received from a property sale of a site under the agreement.

Tax Expense (Benefit)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Tax expense (benefit)	$-	$(329)	$36	$(323)
Effective tax rate	0%	1,828%	44%	(489)%

Three months ended

We recognized a $329 million tax benefit for the three months ended September 30, 2018 as compared to tax expense of nil in the three months ended September 30, 2019.  The decrease in the tax benefit is primarily the result of tax benefits generated in 2018 related to the internal restructuring of Resideo’s business in advance of its anticipated Spin-Off, currency impacts on withholding taxes on undistributed foreign earnings and adjustments to the provisional tax amount related to U.S. Tax Reform.

The effective tax rate for the three months ended September 30, 2019 was lower than the U.S. federal statutory rate of 21% primarily due to a decrease in the forecast of full-year non-deductible expenses and a decrease in the forecast of full-year U.S. taxation of foreign earnings.

The effective tax rate for the three months ended September 30, 2018 was higher than the U.S. federal statutory rate of 21% primarily due to tax benefits related to the internal restructuring of Resideo’s business in advance of its anticipated Spin-Off, currency impacts on withholding taxes on undistributed foreign earnings, and adjustments to the provisional tax amount related to U.S. Tax Reform.  The combined effect of the tax benefits recorded in the quarter ended September 30, 2018 resulted in a tax benefit (negative tax expense).  As a result of the tax benefits and in conjunction with a net loss in the quarter ended September 30, 2018, the effective tax rate for the quarter is a positive percentage and significantly more than the US statutory rate.

Nine months ended

The effective tax rate for the nine months ended September 30, 2019 was higher than the U.S. federal statutory rate of 21% which is primarily attributable to non-deductible expenses and U.S. taxation of foreign earnings.

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

Products & Solutions

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Total revenue	$595	$603		$1,828	$1,803
Less: Intersegment revenue	83	77		228	236
External revenue	$512	$526	(3)%	$1,600	$1,567	2%
Segment Adjusted EBITDA	$66	$107	(38)%	$222	$333	(33)%

	2019 vs. 2018
	Three Months Ended September 30,		Nine Months Ended September 30,
Factors Contributing to Year-Over-Year Change	Revenue (%)	Segment Adjusted EBITDA (%)	Revenue (%)	Segment Adjusted EBITDA (%)
Constant Currency Growth (Decline)	(1)%	(36)%	5%	(30)%
Foreign currency translation	(2)%	(2)%	(3)%	(3)%
Total % Change	(3)%	(38)%	2%	(33)%

Three months ended

Products & Solutions revenue declined 3% primarily in the Comfort and RTS businesses, partially offset by increased revenue in the Security business.  The RTS business experienced a slowdown across large OEM customers, which included impacts by recent regulatory changes.  The Comfort business revenue declines were primarily due to lower thermostats sales.  Segment Adjusted EBITDA declined from $107 million to $66 million, or 38%. Segment Adjusted EBITDA was negatively impacted $48 million from unfavorable product mix, volume, production cost increases including inventory write-downs, high product rebates from a pre-spin contract, impact of acquisitions and the license fee paid to Honeywell associated with the Trademark License Agreement. These negative impacts were partially offset by $7 million of profit from increased selling prices and material productivity.

Nine months ended

Products & Solutions revenue increased 2% driven primarily by the Security business and the first quarter launch of a new residential intrusion security platform. Segment Adjusted EBITDA declined from $333 million to $222 million, or 33%. Segment Adjusted EBITDA was negatively impacted $150 million from unfavorable product mix, inventory variances, production cost increases including inventory write-downs, high product rebates from a pre-spin contract, impact of acquisitions and the license fee paid to Honeywell associated with the Trademark License Agreement. These negative impacts were partially offset by $40 million of profit from increased volume, increased selling prices and material productivity.

ADI Global Distribution

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
External revenue	$714	$674	6%	$2,084	$1,994	5%
Segment Adjusted EBITDA	$48	$43	12%	$141	$124	14%

	2019 vs. 2018
	Three Months Ended September 30,		Nine Months Ended September 30,
Factors Contributing to Year-Over-Year Change	Revenue (%)	Segment Adjusted EBITDA (%)	Revenue (%)	Segment Adjusted EBITDA (%)
Constant Currency Growth	7%	13%	6%	15%
Foreign currency translation	(1)%	(1)%	(1)%	(1)%
Total % Change	6%	12%	5%	14%

Three months ended

ADI Global Distribution revenue increased 6% on a reported basis, and 7% on a constant currency basis. ADI Global Distribution segment constant currency performance was driven by increased sales volume in the Americas, EMEA and APAC regions. Segment Adjusted EBITDA increased from $43 million to $48 million, or 12%. This increase was due to increased volume and productivity, net of inflation which was partially offset by unfavorable foreign exchange rates.

Nine months ended

ADI Global Distribution revenue increased 5% on a reported basis, and 6% on a constant currency basis. ADI Global Distribution segment constant currency performance was driven by increased sales volume primarily in the Americas and EMEA regions, partly impacted by one less selling day year over year in the first quarter. Segment Adjusted EBITDA increased from $124 million to $141 million, or 14%. This increase was due to increased volume and productivity, net of inflation which was partially offset by unfavorable foreign exchange rates.

Repositioning Charges

During the second quarter of 2019, management began a repositioning plan to reduce operating costs and better align our workforce with the needs of the business going forward.  These repositioning actions are expected to generate incremental pre-tax savings of $15 million in 2019 compared with 2018 principally from planned workforce reductions. Cash spending related to our repositioning actions was $22 million for the nine months ended September 30, 2019 and was funded through operating cash flows.  We expect to incur an additional $3 million of repositioning expense in 2019.

On October 22nd, 2019, we announced the commencement of a comprehensive operational and financial review focused on product cost and gross margin improvement, and general and administrative expense simplification. As we are still identifying the actions that will be undertaken, we currently cannot estimate the total costs expected to be incurred.

Net repositioning and related expenses were $9 million and $34 million for the three and nine months ended September 30, 2019 and primarily related to severance.

For further discussion of repositioning activities, refer to Note 6. Repositioning and Other Charges of Notes to unaudited Consolidated and Combined Interim Financial Statements.

Capital Resources and Liquidity

Our liquidity is primarily dependent on our ability to continue to generate positive cash flows from operations. Additional liquidity may also be provided through access to the financial capital markets and a committed global credit facility.

•

Operating cash flows from continuing operations was an outflow of $70 million for the nine months ended September 30, 2019 and was an inflow of $375 million for the nine months ended September 30, 2018.

•	As of September 30, 2019, total cash and cash equivalents were $132 million.
•	At September 30, 2019, there were $60 million of borrowings and no letters of credit issued under our $350 million Revolving Credit Facility.

Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects, potential acquisitions of companies or technologies and the expansion of our sales and marketing activities. We believe our existing cash, cash equivalents, investments and credit under our Credit Facilities are sufficient to meet our capital requirements through at least the next 12 months. We are in discussions with our credit agreement agent bank to consider amendments to our leverage covenant and related definitions to support expenditure for our planned operational review and to maintain flexibility to pursue tuck-in acquisitions. We anticipate any resulting amendment transaction to be undertaken in the fourth quarter of fiscal 2019.

Honeywell Reimbursement Agreement

In connection with the Spin-Off, we entered into the Honeywell Reimbursement Agreement, pursuant to which we have an obligation to make cash payments to Honeywell in amounts equal to 90% of payments for certain Honeywell environmental-liability payments, which include amounts billed, less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales. The amount payable by us in respect of such liabilities arising in any given year is subject to a cap of $140 million (exclusive of any late payment fees up to 5% per annum). The amount paid during the nine months ended September 30, 2019 was $105 million. See “Note 21. Commitments and Contingencies” of Notes to Consolidated and Combined Financial Statements in our 2018 Annual Report on Form 10-K for further discussion.

Cash Flow Summary for the Nine Months Ended September 30, 2019 and 2018

Our cash flows from operating, investing and financing activities for the nine months ended September 30, 2019 and 2018, as reflected in the unaudited Consolidated and Combined Interim Financial Statements are summarized as follows:

	Nine Months Ended September 30,
	2019	2018
Cash (used for) provided by:
Operating activities	$(70)	$375
Investing activities	(83)	(56)
Financing activities	22	(186)
Effect of exchange rate changes on cash and cash equivalents	(2)	(5)
Net (decrease) increase in cash and cash equivalents	$(133)	$128

Cash used for operating activities for the nine months ended September 30, 2019 increased by $445 million, primarily due to lower margins on higher sales volume.  This drove a $190 million increase in cash usage as a result of an increase in accounts receivable and a decrease in inventory payables.

Cash used for investing activities increased by $27 million, primarily due to an increase of $17 million cash paid for acquisitions, an increase of $3 million cash paid for capital expenditures, and a decrease of $7 million in proceeds received related to amounts due from related parties.

Net cash provided by financing activities increased by $208 million. The increase in cash provided was primarily due to $185 million in pre-spin activity related to cash outflows of invested equity to Honeywell and cash pooling during the nine months ended September 30, 2018 that is no longer applicable to the post Spin-Off period. For the nine months ended September 30, 2019, $60 million of cash was provided by proceeds from the Revolving Credit Facility. These cash proceeds were partially offset by $24 million of non-operating obligations paid to Honeywell, $11 million of long-term debt repayments and $3 million of tax payments related to stock vestings during the nine months ended September 30, 2019.

Capital Expenditures

We believe our capital spending in recent years has been sufficient to maintain efficient production capacity, to implement important product and process redesigns and to expand capacity to meet increased demand. Productivity projects have freed up capacity in our manufacturing facilities and are expected to continue to do so. We expect to continue investing to expand and modernize our existing facilities and to create capacity for new product development. Capital expenditures for full year 2019 are expected to be $93 million, of which $35 million relates to costs associated with investments in infrastructure as a stand-alone company.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, net revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of our unaudited Consolidated and Combined Interim Financial Statements in accordance with U.S. GAAP is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. We consider the accounting policies discussed in our 2018 Annual Report on Form 10-K for the year ended December 31, 2018, to be critical to the understanding of our unaudited Consolidated and Combined Interim Financial Statements. There have been no changes in our critical accounting policies as compared to what was disclosed in the 2018 Annual Report on Form 10-K for the year ended December 31, 2018. Actual results could differ from our estimates and assumptions, and any such differences could be material to our unaudited Consolidated and Combined Interim Financial Statements.

Goodwill

As of September 30, 2019, Goodwill recorded on our Consolidated and Combined Interim Balance sheet was $2.6 billion. We perform goodwill impairment testing annually on October 1, or more frequently if indicators of impairment exist. The goodwill impairment test is performed at the reporting unit level, Products & Solutions and ADI Global Distribution.

In the fourth quarter of 2018, we performed our annual goodwill impairment test of each of reporting unit using a weighting of fair values derived from the income approach and the market approach. Fair value under the income approach was based on the present value of estimated future cash flows and under the market approach utilized the public company guideline method. Resulting fair values of both reporting units exceeded the respective carrying values in excess of 40%.

During the third quarter of 2019, performance in the Products & Solutions reporting unit experienced revenue, as well as Segment EBITDA, declines. Additionally, during the third quarter of 2019, the Company’s stock price experienced a decline, opening the quarter at $21.76 per share on July 1, 2019 and closing at $14.35 per share on September 30, 2019.

Considering the substantial margin by which the fair value of our reporting units exceeded carrying value in our 2018 annual impairment test, and market capitalization exceeding the carrying value of our net assets throughout the third quarter, these events were not considered significant enough to indicate that it is more likely than not that goodwill is impaired and therefore, an interim impairment analysis was not performed.

On October 22, 2019, we revised guidance for the full year of 2019 and our stock declined below our book value per share. If the market price of our common stock does not increase from current levels in the near future, or if circumstances change that would more likely than not reduce the fair value of our reporting units below their respective carrying values, such as projections of future cash flows and financial performance not being achieved, all or a portion of our goodwill may be impaired in future periods.  Any impairment charges that we may take in the future could be material to our results of operations and financial condition.  We will perform our annual goodwill testing in the fourth quarter and will consider the decline in the stock price, reduced operating performance, and any other applicable market conditions in the analysis.

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

Interest Rate Risk

As of September 30, 2019, $874 million of our total debt of $1.3 billion carried variable interest rates. The fair market values of our fixed-rate financial instruments are sensitive to changes in interest rates. At September 30, 2019, an increase or decrease in interest rate on our Term Loans by 100 basis points would have an approximate $8 million impact on our annual interest expense on long-term debt.

Foreign Currency Exchange Rate Risk

We are exposed to market risks from changes in currency exchange rates. While we primarily transact with customers in the U.S. Dollar, we also transact in foreign currencies, primarily including the Euro, British Pound, Canadian Dollar, and Czech Koruna. These exposures may impact total assets, liabilities, future earnings and/or operating cash flows. Our exposure to market risk for changes in foreign currency exchange rates arises from transactions arising from international trade, foreign currency denominated monetary assets and liabilities, and international financing activities between subsidiaries. We rely primarily on natural offsets to address our exposures and may supplement this approach from time to time by entering into forward and option hedging contracts.  As of September 30, 2019, we have no outstanding hedging arrangements.

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

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, including our Interim Chief Accounting Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have implemented, and continue to refine, internal controls and key system functionality to enable the preparation of financial information related to the new lease standard (ASU No. 2016-02) upon adoption on January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of the new lease standard.

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

We face a variety of risks that are inherent in our business and our industry, including operational, legal and regulatory risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. There have been no material changes to the risk factors described in our 2018 Annual Report on Form 10-K, except as reflected in the revised risk factors and one additional risk factor set forth below.

We operate in highly competitive markets.

We operate in highly competitive markets and compete directly with global, national, regional and local providers of our products, services and solutions including manufacturers, distributors, service providers, retailers and online commerce providers. The most significant competitive factors we face are product and service innovation, reputation of our Company and brands, sales and marketing programs, product performance, quality of product training and events, product availability, speed and accuracy of delivery, service and price, technical support, furnishing of customer credit and product reliability and warranty, with the relative importance of these factors varying among our segments and products. In addition to current competitive factors, there may be new market entrants with non-traditional business and customer service models or disruptive technologies and products, resulting in increased competition and changing business dynamics. See “Risks Relating to Our Business—The market for connected home solutions is fragmented, highly competitive, continually evolving and subject to disruptive technologies.” Existing or future competitors may seek to gain or retain market share by reducing prices, and we may be required to lower prices or may lose business, which could adversely affect our business, financial condition, results of operations and cash flows. Also, to the extent that we do not meet changing customer preferences or demands or other market changes, or if one or more of our competitors introduces new products, becomes more successful with private label products, online offerings or establishes exclusive supply relationships, our ability to attract and retain customers could be adversely affected.  In the third quarter of 2019, we experienced lower sales of our non-connected thermostats due in part to a poor pre-spin cutover from the prior generation of non-connected thermostats to the T-Series line which resulted in loss of sales of certain thermostats to competition.

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

Moreover, climate change itself creates financial risk to our business. Unseasonable weather conditions may impact the availability and cost of materials needed for manufacturing and increase insurance and other operating costs and, especially in the case of disruptions at our ADI stores, our ability to make sales during the pendency of site closures. These factors may influence our decisions to construct new facilities or maintain existing facilities in areas that are prone to physical climate risks. We could also face indirect financial risks passed through the supply chain, and process disruptions due to physical climate changes could result in price modifications for our products and the resources needed to produce them.  In the third quarter of 2019, we experienced lower sales of our RTS products due in part to wet weather that slowed housing construction earlier in the year and a relatively mild start to the heating season.

We may not be able to retain or expand relationships with certain large customers.

A number of our customers are large and contribute significantly to our net revenue and operating income. Consolidation or change of control, particularly among our OEM customers, or a decision by any one or more of our customers to outsource all or most manufacturing work to a single equipment manufacturer, may concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on a smaller number of customers. By virtue of our largest customers’ size and the significant portion of revenue that we derive from them, they are able to exert significant influence in the negotiation of our commercial agreements and the conduct of our business with them. Furthermore, there is significant consolidation of companies focused on security products, and we have had customers combine with companies with whom we have little or no prior relationship, putting us at risk of loss of sales. If we are unable to retain and expand our business with these large customers on favorable terms, our business, financial condition, results of operations and cash flows will be adversely affected. In the third quarter of 2019, we became aware that a significant customer delayed the start date of expected purchases beyond the fourth quarter.

We can provide no assurance that the operational and financial review we are conducting will result in the effects we are expecting.

In the third quarter of 2019, we experienced lower sales and lower margins than we expected.  As a result, we are conducting a comprehensive operational and financial review of our business.  However, there can be no assurance that this will review will appropriately identify the actions we need to take, or that we will be able to implement actions, in a manner that will resolve the issues we have identified or achieve the results we are forecasting.  In addition, uncertainty around the review could lead to disruption in our business, including our relationships with our customers, suppliers and employees.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

We test, at least annually, the carrying value of goodwill for impairment, as discussed in Note 2 of the Notes to the Consolidated and Combined Financial Statements included in the 2018 Annual Report on Form 10-K. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. If the assumptions used in our analysis are not realized, it is possible that an impairment charge may need to be recorded in the future. During the third quarter of 2019, performance in the Products & Solutions reporting unit experienced revenue, as well as Segment EBITDA, declines. On October 22, 2019, we revised guidance for the full year of 2019 and our stock declined below our book value per share.  If the market price of our common stock does not increase from current levels in the near future, or if circumstances change that would more likely than not reduce the fair value of our reporting units below their respective carrying values, such as projections of future cash flows and financial performance not being achieved, all or a portion of our goodwill may be impaired in future periods.  Any impairment charges that we may take in the future could be material to our results of operations and financial condition.  There were no impairment charges taken during the years ended 2018, 2017, and 2016.

Item 6.	Exhibits

The Exhibits listed below on the Exhibit Index are filed or incorporated by reference as part of this Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Resideo Deferred Compensation Plan for Non-Employee Directors‡ (filed herewith)

10.2	Resideo Director Deferred Election Form‡ (filed herewith)

10.3	2018 Stock Plan for Non-Employee Directors of Resideo Technologies, Inc. Form of Restricted Stock Unit Agreement (Annual Grants)‡ (filed herewith)

10.4	Non-Employee Director Form of Deferred Stock Unit Agreement (Deferred Director Fees)‡ (filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

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

Resideo Technologies, Inc.

Date: November 6th, 2019	By:	/s/ Joseph D. Ragan III
Joseph D. Ragan III Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Date: November 6th, 2019	By:	/s/ AnnMarie Geddes
AnnMarie Geddes Interim Chief Accounting Officer (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)