Form 10-K
period 2019-12-31
RESIDEO TECHNOLOGIES, INC.
filed 2020-02-27
CIK 1740332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Registrant’s telephone number, including area code: (512) 726-3500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol:	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	REZI	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☒ N ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the New York Stock Exchange as of June 28, 2019, was $2.7 billion.

The number of shares outstanding of the Registrant’s common stock, par value $0.001 per share as of February 21, 2020 was 122,936,579 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2020 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2019.

RESIDEO TECHNOLOGIES, INC.

PART I.

Item 1.	Business

In this Annual Report on Form 10-K, unless the context otherwise dictates, references to “Resideo”, “the Company”, “we,” “us” or “our” means Resideo Technologies, Inc. and its consolidated subsidiaries.

This Annual Report includes industry and market data that we obtained from various third-party industry and market data sources. While we believe the projections of the industry sources referenced in this Annual Report are reasonable, forecasts based upon such data involve inherent uncertainties, and actual results are subject to change based upon various factors beyond our control. All such industry data is available publicly or for purchase and was not commissioned specifically for us. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, forecasts based upon such data involve inherent uncertainties, and actual results regarding the subject matter of such forecasts are subject to change based upon various factors, including those beyond our control and those discussed under the headings “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” in this Annual Report.

Separation from Honeywell

The Company was incorporated in Delaware on April 24, 2018. We separated from Honeywell International Inc. (“Honeywell”) on October 29, 2018, becoming an independent publicly traded company as a result of a pro rata distribution of our common stock to shareholders of Honeywell (the “Spin-Off”). The Spin-Off is further described in Note 1. Organization, Operations and Basis of Presentation of Notes to the Consolidated and Combined Financial Statements included in Item 8 of this Form 10-K.

Description of Business

Resideo is a leading global provider of critical comfort, residential thermal solutions and security solutions primarily in residential environments. We manage our business operations through two segments, Products & Solutions and ADI Global Distribution, which contributed 43.6% and 56.4%, respectively, of our net revenue for the year ended December 31, 2019. In addition, Products & Solutions sold $312 million to ADI Global Distribution for the year ended December 31, 2019. The Products & Solutions segment offerings consist of solutions in Comfort, Residential Thermal Solutions (“RTS”) and Security categories and include temperature and humidity control, thermal, water and air solutions as well as security panels, sensors, peripherals, wire and cable, communications devices, video cameras, awareness solutions, cloud infrastructure, installation and maintenance tools and related software. Our ADI Global Distribution business is the leading wholesale distributor of security and low-voltage electronic and security products which include intrusion and smart home, fire, video surveillance, access control, power, audio and video, Pro AV, networking, communications, wire and cable, enterprise connectivity and structured wiring.

Our critical comfort, residential thermal and security solutions have a presence in over 150 million homes globally. Our products benefit from the trusted, well-established Honeywell Home brand. Over 15 million systems are installed in homes annually, allowing us to launch innovative technologies and services at scale. Included in our Products & Solutions segment are traditional products, as well as connected products, which we define as any device with the capability to be monitored or controlled from a remote location by an end-user or service provider. Approximately 6.7 million of our customers are connected via our software solutions, providing access to control, monitoring and alerts, and we have approximately 35 million installed sensors generating more than 400 billion data transmissions annually. Our broad portfolio of innovative products is delivered through a comprehensive network of over 110,000 professional contractors, more than 3,000 distributors and over 1,200 original equipment manufacturers (“OEMs”), as well as major retailers and online merchants.

RESIDEO TECHNOLOGIES, INC.

Our ADI Global Distribution business is the leading wholesale distributor of low-voltage security products and is independently recognized for superior customer service. Through over 200 stocking locations in 17 countries, ADI Global Distribution distributes more than 350,000 products from over 1,000 manufacturers to a customer base of over 100,000 contractors. We believe this global footprint gives us distinct scale and network advantages in our core products over our competitors. Further, we believe our customers derive great value from the advice and recommendations of our knowledgeable design specialists, allowing our customers to better meet the technical and systems integration expertise requirements to install and service professional security systems. We continue to be a leader in the industry with value-added services including presales system design, 24/7 order pick-up, and the selective introduction of new product categories such as professional audio-visual. Additionally, ADI Global Distribution has long been an important channel to market for our security products, providing a level of end-customer intimacy that drives our ability to develop successful new products at an accelerated rate and insights into current market trends that help us quickly adapt our product portfolio to meet evolving customer needs. Similarly, ADI Global Distribution is an important channel to market for third-party manufacturers, whose products represent a significant majority of ADI Global Distribution’s net revenue.

Addressable Markets and Competition

Products & Solutions

The addressable market for Comfort and RTS solutions is analyzed by IHS Markit (Information Handling Services, “IHS”), Navigant Consulting, Building Services Research and Information Association (“BSRIA”), and BRG Enterprise Solutions. Based on our analysis of these sources, we believe that the addressable market is approximately $8 billion for Comfort and approximately $3 billion for RTS in annual sales for 2020 in the markets and geographies that we compete in. The addressable market for Security solutions is analyzed by IHS and based on our analysis of this source, we believe that the addressable market is approximately $6 billion in annual sales for 2020 in the markets and geographies that we compete in, which includes security monitoring services and remote video services.

Some examples of the product categories that we compete in include: Comfort – thermostats, humidity controls, air filters, thermostatic radiator valves, backflow preventers, etc.; RTS – gas valves, ignition controls, air pressure switches, etc.; and Security – security panels, cellular communicators, motion sensors, smoke & carbon monoxide sensors, etc.

Our industries and markets are highly competitive. In our Products & Solutions segment we compete with global, national, regional and local providers for our products, services and solutions, including established manufacturers, distributors and service providers, as well as new entrants, in particular in connected home and smart products.

Our Security, Comfort and RTS solutions are generally installed professionally, and our channel partners rely on our high-quality OEM parts for repair and remodel services to meet their customers’ needs. We believe our relationship and investment into the professional channel is one of the key differentiating factors to allow us to compete more effectively over our competitors. We also have long-standing relationships with important OEMs.

ADI Global Distribution

Based on IHS, we estimate that the global addressable market for the distribution of security and low-voltage products (which include intrusion and smart home, fire, video surveillance, access control, power, audio and video, Pro AV, networking, communications, wire and cable, enterprise connectivity and structured wiring) is approximately $22 billion in annual sales for 2020 in the markets and geographies in which we participate.

Examples of select product categories we distribute via ADI Global Distribution include video surveillance, intrusion systems, access control, fire and life safety systems, professional audio-visual systems, and networking products, etc.

In our ADI Global Distribution segment, we compete against manufacturer direct sales, other distributors and other sellers, including retail and e-commerce.

RESIDEO TECHNOLOGIES, INC.

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

Materials and Suppliers

Purchased materials in our manufacture of products include copper, steel, aluminum, plastics, printed circuit boards, semiconductors and passive electronics. Purchased materials cover a wide range of supplier value-add, from raw materials and single components to subassemblies and complete finished goods, and there are considerable expenditures on both commercial off-the-shelf and make-to-print items. Although execution of material substitutions or supplier changes may be resource intensive, alternatives usually exist in the event that a supplier becomes unable to provide material. Unforeseen shortages and supply disruptions occur from time to time but are typically manageable such that adverse impact to customers can be avoided. Raw material price fluctuations, the ability of key suppliers to meet quality and delivery requirements, and catastrophic events can increase the cost of our products and services, and impact our ability to meet commitments to customers.

Inventory

Our inventory levels vary by distribution channel. We typically maintain approximately three to six weeks of inventory for retail distribution and two to four weeks of inventory for professional installers, distributors and OEMs. In addition, ADI Global Distribution operates over 200 stocking locations globally and is contractually obligated to maintain four weeks of inventory for certain customers.

Customers

The end-users for our products are residential and commercial consumers throughout the world. We reach these end-users through sales to professional installers and OEMs, and through retail distribution including e-commerce. The global end-user customer base for the Products & Solutions segment includes over 150 million homes globally and greater than 15 million systems installed in homes annually. Our products and solutions are carried by major distributors in our relevant industries across North America and Western Europe, including our ADI Global Distribution business. We also have relationships with over 1,200 OEMs.

In the distribution segment, ADI Global Distribution has a customer base of over 100,000 contractors and covers a variety of product categories comprising over 350,000 products from over 1,000 leading manufacturers.

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

As of December 31, 2019, we have recorded a liability for environmental investigation and remediation of approximately $22 million related to sites owned and operated by Resideo (“Resideo Sites”). We do not currently possess sufficient information to reasonably estimate the amounts of environmental liabilities to be recorded upon future completion of studies, litigation or settlements, and we cannot determine either the timing or the amount of the ultimate costs associated with environmental matters, which could be material to our consolidated and combined results of operations and operating cash flows in the periods recognized or paid. However, considering our past experience and existing reserves, we do not expect that environmental matters will have a material adverse effect on our consolidated and combined financial position.

RESIDEO TECHNOLOGIES, INC.

Furthermore, we are required to indemnify Honeywell in amounts equal to 90% of payments, which include amounts billed, with respect to certain environmental claims, remediation and, to the extent arising after the Spin-Off, hazardous exposure or toxic tort claims, in each case including consequential damages in respect of specified Honeywell properties contaminated through historical business operations prior to the Spin-Off (“Honeywell Sites”), including the legal and other costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales. As of December 31, 2019, we have recorded a liability of approximately $585 million in relation to our reimbursement obligation to Honeywell under the Honeywell Reimbursement Agreement. See Note 19. Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements for a description of the material terms thereof.

Employees

As of December 31, 2019, we employ approximately 13,000 employees. Of this total, approximately 10.1% of our employees were covered by collective bargaining agreements and represented worldwide by numerous unions and works councils. We believe that our relations with our employees and labor unions have generally been good.

Seasonality

Our business experiences a moderate level of seasonality. Sales activity is generally highest during the early winter months, with the highest sales at the end of the fourth quarter and into the first quarter in the majority of our geographical markets.

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

Research and Development and Intellectual Property

We have software centers of excellence in Austin, Texas and Bengaluru and Madurai, India. In addition, our laboratories are certified to meet various industry standards, such as through UL, enabling us to test products internally. We also have a user experience design group that consists of researchers and product and user experience designers across three primary studios in Austin, Texas; Golden Valley, Minnesota; and Bengaluru, India. As of December 31, 2019, we employed over 1,100 engineers.

Our deep domain expertise, proprietary technology and brands are protected by a combination of patents, trademarks, copyrights, trade secrets, non-disclosure agreements and contractual provisions. We own approximately 3,000 worldwide active patents and pending patent applications to protect our research and development investments in new products and services. We have and will continue to protect our products and technology by asserting our intellectual property rights against third-party infringers. See Note 19. Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements for more information.

Segments

We manage our business operations through two segments, Products & Solutions and ADI Global Distribution. The Products & Solutions segment offerings include our Comfort, RTS, and Security products, which, consistent with our industry, has a higher gross and operating margin profile in comparison to the ADI Global Distribution segment.

RESIDEO TECHNOLOGIES, INC.

Products & Solutions

We estimate that our net revenue generated from our Products & Solutions segment is primarily from residential end-markets. Included in our Products & Solutions segment are traditional products, as well as connected products, which we define as any device with the capability to be monitored or controlled from a remote location by an end-user or service provider. Products & Solutions consist of solutions in the following Comfort, RTS and Security categories:

•

Comfort: Our Comfort solutions have historically been marketed and sold primarily under the Honeywell brand, and following the Spin-Off, these products and solutions are now marketed and sold under the Honeywell Home brand. These solutions include home products, services and technologies including:

○	Temperature and Humidity Control Solutions: Products to control air conditioners and heating equipment, thermostats and zoning devices, control panels, dampers and actuators.
○

Water Solutions: Products to control hydronic heating, cooling, and potable water solutions, including control panels, zone valves, balancing valves, thermostatic radiator valves, temperature valves, floor temperature sensors and accessories, pressure regulators, backflow preventers and potable water care products to filter, clean and soften water.

○	Air Solutions: Products to control air quality, such as whole home humidifiers and dehumidifiers, air filters, air purification and odor control solutions and ventilation systems and controls.
○

Software Solutions: Global software platforms and mobile applications that provide contractors and consumers with access to services such as demand response, energy management, auto-replenishment services and predictive appliance diagnostics.

•	RTS: Our RTS solutions have historically been marketed and sold under the Honeywell Home brand as part of our portfolio. These solutions include:
○

Boiler Products: Solutions that provide safe and efficient combustion for standard and high efficiency Boiler Systems. Key technology in gas adaptivity, gas pre-mix, and diagnostics used in critical components such as gas valves, electronic and ignition controls.

○

Gas Storage Water Heating Solutions: Solutions that provide safe and efficient combustion for Water Heating Systems. Key technology in gas pressure regulation, set-point control, and temperature accuracy used in critical components such as gas valves, electronic and ignition controls.

○

Ducted Solutions: Solutions that provide safe and efficient combustion for Warm Air Furnaces. Key technology in ignition, gas pressure regulation, fan control, and system monitoring used in critical components such as air pressure switches, gas valves and ignition controls.

○

Thermal Adjacency Solutions: Solutions that provide safe and efficient combustion for other gas burning appliances. Key technology in gas ignition and gas pressure regulation used in critical components such as air pressure switches, gas valves, electronic and ignition controls for use in Agricultural heaters, Commercial Cooking gas appliances, Pool heaters, Unit and Duct heaters. In addition, agricultural heaters, equipped with our gas valve, electronic and ignition control.

•

Security: Our Security solutions are sold under the Honeywell Home and various OEM brands. They include professionally-installed and monitored intrusion and life safety detection and alarm systems, as well as self-installed and self-monitored awareness solutions including:

○	Security Panels: Product solutions that communicate with sensors that receive event or condition signals and send those signals to a monitoring station and cloud infrastructure.
○	Sensors: Product solutions that detect intrusion (for example, motion, opening of doors and windows and breaking of glass), smoke, carbon monoxide and water and transmit a signal to a security panel.
○	Peripherals: Accessory solutions that interact with security systems, such as keypads and key-fobs.
○	Wire and Cable: Low voltage electrical wiring and category cable.
○

Software Solutions: Global software platforms and mobile applications that provide contractors and consumers with access to services such as alarm monitoring, communication, automation and video services. In addition, we provide our contractors with data analytics tools, through our AlarmNet 360 software suite.

○	Communications: Solutions that transmit notifications and security information from security systems to monitoring stations, such as cellular radios and internet and telephone line communicators.

RESIDEO TECHNOLOGIES, INC.

○	Video Cameras: Battery-operated indoor and outdoor video motion viewers that detect motion and enable live “look-in” remotely, and Wi-Fi cameras for indoor and outdoor use.
○

Awareness: Self-installed and self-monitored systems that include a home gateway/hub, cameras and awareness sensors to detect motion and sounds, opening and closing of doors, entry and exit of known users of the system (facial recognition) and provide alerts to the user via a mobile app.

○	Cloud Infrastructure: Network operating center that routes signals between home and monitoring station and enables secured, remote data transmissions.
○	Installation and Maintenance: Software tools and applications to enable security contractors to install, program and maintain security systems.

ADI Global Distribution

ADI Global Distribution is the leading wholesale distributor of security and low-voltage electronics products, which include security, safety and audio-visual products and related accessories. These products, which are commonly referred to as “low-voltage”, are traditionally defined as products operating at or below 24 volts. According to IHS data, ADI Global Distribution has the leading global market share in security equipment distribution. ADI Global Distribution operates through a distribution network of over 200 stocking locations throughout the world, delivering to over 100,000 contractors.

Through ADI Global Distribution, we distribute a broad selection of our products as well as third-party products to meet customer needs, including:

•	Security products
○	Video Surveillance: Internet protocol and high-definition analog cameras, recording and storage devices, video management and analytics software, and related system accessories.
○	Intrusion: Residential and commercial alarm systems, keypads, detection and sensing devices, alarm communication equipment, and related systems accessories.
○	Access Control: Access control panels and software, readers, credentials, locking hardware, gate control, intercoms and related system accessories.
•	Other products
○	Fire and Life Safety: Fire alarm control panels, fire detection equipment, fire notification equipment, manual call points/stations and related system accessories.
○	Wire, networking and professional audio-visual systems.

In addition to our own Security products, which make up 13% of total ADI Global Distribution product line revenue, ADI Global Distribution distributes products from industry-leading manufacturers and also carries a line of private label products. We sell these products to contractors that service non-residential and residential end-users. Management estimates that in 2019 approximately two-thirds of ADI Global Distribution net revenue were attributed to non-residential end markets and one-third to residential end markets.

Other Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are available free of charge on our website (www.resideo.com) under the heading Investors (see SEC Filings) immediately after they are filed with, or furnished to, the SEC. All of the reports that we file or furnish with the SEC are also available on the SEC’s website at www.sec.gov. In addition, in this Form 10-K, we incorporate by reference certain information from parts of our Proxy Statement for the 2020 Annual Meeting of Stockholders and which will also be available free of charge on our website. Information contained on, or connected to, our website does not and will not constitute part of this Form 10-K.

We are a Delaware corporation incorporated on April 24, 2018. Our principal executive offices are located at 901 E. 6th Street, Austin, Texas 78702. Our telephone number is (512) 726-3500. Our website address is www.resideo.com.

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

RESIDEO TECHNOLOGIES, INC.

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

Cautionary Statement Concerning Forward-Looking Statements

This Form 10-K contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industries and our business and financial results. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Although we believe that the forward-looking statements contained in this Form 10-K are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

•	limited operating history as an independent, publicly traded company and unreliability of historical pre-Spin-Off combined financial information as an indicator of our future results;
•	the level of competition from other companies in our markets and segments, as well as in new markets and emerging markets;
•	ability to successfully develop new technologies and introduce new products;
•	inability to attract and retain new leadership personnel, including the CEO and CFO and to manage successfully through leadership transitions;
•	inability to recruit and retain qualified personnel;
•	changes in prevailing global and regional economic conditions;
•	natural disasters or inclement or hazardous weather conditions, including, but not limited to cold weather, flooding, tornadoes and the physical impacts of climate change;
•	fluctuation in financial results due to seasonal nature of portions of our business;
•	failure to achieve and maintain a high level of product and service quality;
•	dependence upon investment in information technology;
•	failure or inability to comply with relevant data privacy legislation or regulations, including the European Union’s General Data Protection Regulation and the California Consumer Privacy Act ;
•	technical difficulties or failures;
•	work stoppages, other disruptions, or the need to relocate any of our facilities;
•

economic, political, regulatory, foreign exchange and other risks of international operations, including the impact of tariffs and the recently negotiated USMCA, which, when legislatively approved by each of the U.S., Mexico and Canada, will serve to replace NAFTA;

•	changes in legislation or government regulations or policies;
•	our growth strategy is dependent on expanding our distribution business;

RESIDEO TECHNOLOGIES, INC.

•	inability to obtain necessary product components, production equipment or replacement parts;
•	the significant failure or inability to comply with the specifications and manufacturing requirements of our OEM customers;
•	inability to implement and execute on actions to achieve the expected results from our operational and financial review disclosed in connection with our 2019 third-quarter results;
•	the possibility that our goodwill or other intangible assets become impaired;
•	increases or decreases to the inventory levels maintained by our customers;
•	difficulty collecting receivables;
•	the failure to protect our intellectual property or allegations that we have infringed the intellectual property of others;
•	our inability to maintain intellectual property agreements;
•	our inability to service our indebtedness;
•	the failure to increase productivity through sustainable operational improvements;
•	inability to grow successfully through future acquisitions;
•	the operational constraints and financial distress of third parties;
•	changes in the price and availability of raw materials that we use to produce our products;
•	labor disputes;
•	our ability to borrow funds and access capital markets;
•

the amount of our obligations and nature of our contractual restrictions pursuant to, and disputes that have or may hereafter arise under, the Honeywell Reimbursement Agreement and the other agreements we entered into with Honeywell in connection with the Spin-Off;

•	our reliance on Honeywell for the Honeywell Home trademark;
•	potential material environmental liabilities;
•	our inability to fully comply with data privacy laws and regulations;
•	potential material losses and costs as a result of warranty claims, including product recalls, and product liability actions that may be brought against us;
•	potential business and other disruption due to cyber security threats or concerns;
•	potential material litigation matters, including the shareholder litigation described in this Form 10-K;
•	unforeseen U.S. federal income tax and foreign tax liabilities;
•	U.S. federal income tax reform;
•	the inception or suspension in the future of any dividend program; and
•	certain factors discussed elsewhere in this Form 10-K.

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

RESIDEO TECHNOLOGIES, INC.

The following risk factors are not necessarily presented in order of relative importance and should not be considered to represent a complete set of all potential risks that could affect us.

Risks Relating to Our Business

We have limited operating history as an independent, publicly traded company, and our historical consolidated and combined financial information for the periods prior to the Spin-Off is not necessarily representative of the results we would have achieved as an independent, publicly traded company and may not be a reliable indicator of our future results.

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

We operate in highly competitive markets and compete directly with global, national, regional and local providers of our products, services and solutions including manufacturers, distributors, service providers, retailers and online commerce providers. The most significant competitive factors we face are product and service innovation, reputation of our Company and brands, sales and marketing programs, product performance, quality of product training and events, product availability, speed and accuracy of delivery, service and price, technical support, furnishing of customer credit and product reliability and warranty, with the relative importance of these factors varying among our segments and products. In addition to current competitive factors, there may be new market entrants with non-traditional business and customer service models or disruptive technologies and products, resulting in increased competition and changing business dynamics. See “Risks Relating to Our Business—The market for connected home solutions is fragmented, highly competitive, continually evolving and subject to disruptive technologies.” Existing or future competitors may seek to gain or retain market share by reducing prices, and we may be required to lower prices or may lose business, which could adversely affect our business, financial condition, results of operations and cash flows. Also, to the extent that we do not meet changing customer preferences or demands or other market changes, or if one or more of our competitors introduces new products, becomes more successful with private label products, online offerings or establishes exclusive supply relationships, our ability to attract and retain customers could be adversely affected. For example, in the third quarter of 2019, and continuing through the fourth quarter, we experienced lower sales of our non-connected thermostats due in part to a pre-Spin-Off cutover from the prior generation of non-connected thermostats to the T-Series line which resulted in loss of sales of certain thermostats to competition.

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

To remain competitive, we will need to invest continually in product development, marketing, customer service and support, manufacturing and our distribution networks. We may not have sufficient resources to continue to make such investments and we may be unable to maintain our competitive position. In addition, we anticipate that we may have to reduce the prices of some of our products or solutions to stay competitive, potentially resulting in a reduction in the profit margin for, and inventory valuation of, these products. It is possible that competitive pressures resulting from consolidation, including customers taking manufacturing or distribution in house, moving to a competitor and consolidation among our customers, could affect our growth and profit margins. In addition, competitors in certain high-growth regions may have lower costs than we do due to lower local labor costs and favorable government regulation. Countries in high growth regions may have differing codes and standards impacting the cost of doing business and may have fewer protections for, or offer less ability to utilize, existing intellectual property. We may not be able to compete effectively with new competitors from such regions. Existing or future competitors also may seek to compete with us for acquisitions, which could have the effect of increasing the price for, and reducing the number of, suitable acquisitions.

RESIDEO TECHNOLOGIES, INC.

Our competitors may have more substantial resources than we do.

Our current and potential competitors may have greater resources, access to capital, including greater research and development or sales and marketing funds, more customers, and more advanced technology platforms, particularly with our products and services in connected services and in new geographic regions. Many of our competitors may be able to develop offerings that have alternate income streams such as data and advertising revenue which we may not have, and therefore may be able to offer their service products for a lower price or for free and offset any business losses with profits from the rest of their broad product portfolios. Some of our competitors may also be able to deliver their service solutions more quickly to market than we can by capitalizing on technology developed in connection with their substantial existing service models. In addition, some of our competitors have significant bases of customer adoption in other services and in online content, which they could use as a competitive advantage in the growing connected home solutions services market or otherwise in our product or distribution businesses. New entrants into the wholesale distribution business or products business could include companies with significant presence in residential environments and could put us at a competitive disadvantage if they enter the market. Current and future competitive pressures may cause us to reduce our prices or lose market share, or could negatively affect our cash flow, all of which could have an adverse effect on our business, financial condition, results of operations and cash flows.

The market for connected home solutions is fragmented, highly competitive, continually evolving and subject to disruptive technologies.

The market for connected home solutions is fragmented, highly competitive, continually evolving and subject to disruptive technologies. Cable and telecommunications companies actively focusing on competing in connected home solutions and expanding into the monitored security space, and the recent expansion by large technology companies into connected home solutions, could result in pricing pressure, a shift in customer preferences towards the services of these companies and a reduction in our market share. New market entrants with non-traditional business and customer service models or disruptive technologies and products could result in increased competition and changing business dynamics. Continued pricing pressure from these competitors or other new entrants, failure to successfully partner with these companies or failure to achieve pricing based on competitive advantages could prevent us from maintaining competitive price points for our products and services, resulting in loss of customers or in our inability to attract new customers and have an adverse effect on our business, financial condition, results of operations and cash flows. Based on these or other factors described herein, we may not be able to grow our connected home solutions business as anticipated.

Competition in the distribution business is significant.

If end customers of our distribution business are not convinced of the reputation of our Company and brands and of our ability to compete on product performance, quality of product training and events, product availability, speed and accuracy of delivery, service and price, technical support, credit availability and product reliability and warranty, we could lose business, which could have an adverse effect on our business, financial condition, results of operations and cash flows. In addition, most of our products are available from several sources and our customers tend to have relationships with several distributors. Furthermore, if retail outlets, including online commerce or big box stores were to increase their participation in wholesale distribution markets, or if buying patterns for our products become more retail or e-commerce based through these outlets, we may not be able to effectively compete, which could have an adverse effect on our business, financial condition, results of operations and cash flows. Consolidation and entry of larger players via acquisition of companies in our industry can increase competition. Also, other sources of competition are buying groups that consolidate purchasing power, which if successful could have an adverse effect of our business, financial condition, results of operations and cash flows. The security industry is undergoing consolidation as many residential and commercially-focused companies combine to leverage product and vertical market expertise and expand their service footprint. In recent years, this trend of consolidation has accelerated, and many of our customers have combined with companies with whom we have little or no prior relationship. In addition, if manufacturers of products sold through our distribution business increase their direct-to-customer or retail distribution, it could have an adverse effect on our business, financial condition, results of operations and cash flows.

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

We can offer no assurance that we will be able to keep pace with technological developments, nor that we will achieve commercial success with any new products introduced to market. It is also possible that one or more of our competitors could develop a significant technical advantage or breakthrough that allows them to provide additional or superior products or services, or to lower their price for similar products or services, that could put us at a competitive disadvantage. Our inability to predict the growth of and respond in a timely way to customer preferences and other developments could have an adverse effect on our business, financial condition, results of operations and cash flows.

Our customer service model has historically been based largely around individualized product support, primarily through telephone communications. Although this allows a high degree of personalized and interactive dialogue, it differs from the highly scalable and rapid electronic response systems utilized by technology companies that operate in or may enter our markets. As such, we may be disadvantaged in terms of cost and overall customer satisfaction if we are unable to successfully adapt our support model to changes in customer expectations for our products.

Our connected solutions platform allows for integration and connection to third-party solutions and for application designs. This interoperability is designed to reduce the barriers to using our software and panels with different devices but could also have the effect of encouraging competitors to produce devices that operate on our platform, which could lower sales of our products. Adoption rates of our connected home solutions will also depend on a number of factors, including development of competitive and attractive products and the cost to customers of installation of new solutions or upgrade or renovation from older connected platforms or products. In addition to our application products, we rely on third-party designers to create applications connecting our products to other platforms. If developers choose not to develop on our system, the accessibility of our solutions across other systems, devices and platforms might not expand in line with our competitors.

RESIDEO TECHNOLOGIES, INC.

In addition, if we are unable to effectively protect our trade secreted or proprietary technology from third parties or other competitors that may have access to our technology through our open architecture model, our business and competitive position may be harmed.

We expect that the growth of our business may depend on our development of new technologies in response to legislation and regulation related to efficiency standards, safety, privacy and security and environmental concerns. Agreement on legislation and regulation may be slow and implementation of any such reforms may take many years. As a result, any growth related to solutions that are responsive to such reforms may be delayed.

Our connected solutions and other products and services rely on enabling technology, connectivity, software and intellectual property that in certain instances we do not own or control.

Our operations depend upon third-party technologies, software and intellectual property. Additionally, our connected solutions and our security monitoring services may be accessed through the Internet and using connectivity infrastructures (for example, 4G, LTE, 5G and other wireless technologies) and cloud-based technologies. We rely on cloud service providers, cellular and other telecommunications and network providers to communicate signals to and from customers using our connected solution applications in a timely, cost-efficient and consistent manner.

The failure of one or more of these providers or technologies to transmit and communicate signals in a timely manner could affect our ability to provide services to our customers or for our connected solution products to work as designed. There can be no assurance that third-party telecommunications and network providers and signal-processing centers will continue to transmit and communicate signals to or from our third-party providers and the monitoring stations without disruption. Any such disruption, particularly one of a prolonged duration, could have an adverse effect on our business, financial condition, results of operations and cash flows. In addition, failure to renew contracts with existing providers or licensors of technology, software, intellectual property or connectivity solutions, or to contract with other providers or licensors on commercially acceptable terms or at all may adversely impact our business, financial condition, results of operations and cash flows.

We have experienced significant management turnover and need to retain key management personnel.

Our Board is conducting a search for a new Chief Executive Officer and a new Chief Financial Officer. In December 2019, we announced that the Board was conducting a search for a successor for our Chief Executive Officer. Our current Chief Executive Officer, Michael Nefkens, has agreed to remain with the company until his successor is appointed, subject to his right to leave the company sooner on at least 60 days advance notice. In November 2019, we announced the termination of employment of our former Chief Financial Officer, and the appointment of an Interim Chief Financial Officer. In January 2020, the Board appointed Sach Sankpal as our new President of Products & Solutions, at which time Niccolo de Masi who previously served as President of Products & Solutions and Chief Innovative Officer continued to be our Chief Innovation Officer, but he ceased to be an executive officer. In some cases, we are required to pay significant amounts of severance in connection with these management terminations and transitions. Transitions in senior executive leadership can adversely affect relationships with our clients, suppliers, and employees, make it difficult to attract and retain talent and disrupt execution of our strategy and our efforts to enhance our operations. In addition, the absence of permanent leaders in the Chief Executive Officer and Chief Financial Officer roles can pose challenges in planning for the future. In addition, we must successfully integrate any new management personnel whom we hire within our organization in order to achieve our operating objectives. Changes in other key management positions may temporarily affect our financial performance and results of operations as the new management becomes familiar with our business. Accordingly, our future financial performance will depend to a significant extent on our ability to motivate and retain key management personnel.

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

As a global provider of Comfort, RTS and Security products, services and technologies for the home, as well as a worldwide wholesale distributor of security and low-voltage electronics products, our business is affected by the performance of the global new and repair and remodel construction industry. Our markets are sensitive to changes in the regions in which we operate and are also influenced by cyclical factors such as interest rates, inflation, availability of financing, consumer spending habits and confidence, employment rates and other macroeconomic factors over which we have no control, and which could adversely affect our business, financial condition, results of operations and cash flows. For example, downward changes in the housing market would be expected to depress sales to professional contractors and result in substantially all of our professional contractor and OEM customers lowering production schedules, which would have a direct impact on our business, financial condition, results of operations and cash flows.

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

A portion of our revenue is seasonal, which impacts the comparison of our financial condition and results of operations on a quarter-by-quarter basis. Sales activity is generally highest during the early winter months, with the highest sales at the end of the fourth quarter and into the first quarter in the majority of our geographical markets.

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

Cooler than normal summers and warmer than normal winters may depress our sales. In addition, stable temperatures may result in less wear and tear on cooling and heating equipment which may depress Comfort and RTS sales. Demand for our products and our services, particularly our products and solutions geared toward the home construction repair and remodel industry, including our Comfort and RTS businesses, is seasonal and strongly affected by the weather. Cooler than normal summers depress our sales of replacement controls for heating, ventilation, cooling and water heating equipment in certain larger markets. Similarly, warmer than normal winters have the same effect on our heating products and services. For example, in the third quarter of 2019, we experienced lower sales of our RTS products due in part to weather that slowed housing construction earlier in the year and a relatively mild start to the heating season. Increased public awareness and concern regarding global climate change have led to our development of social responsibility, sustainability and other business policies, which in some instances are more restrictive than current laws and regulations. In light of the current regulatory environment, we also face uncertainty with respect to future climate change initiatives, including regional and/or federal requirements to reduce greenhouse gas emissions.

RESIDEO TECHNOLOGIES, INC.

Moreover, climate change itself creates financial risk to our business. Unseasonable weather conditions may impact the availability and cost of materials needed for manufacturing and increase insurance and other operating costs and, especially in the case of disruptions at our ADI Global Distribution stores, our ability to make sales during the pendency of site closures. These factors may influence our decisions to construct new facilities or maintain existing facilities in areas that are prone to physical climate risks. We could also face indirect financial risks passed through the supply chain, and process disruptions due to physical climate changes could result in price modifications for our products and the resources needed to produce them.

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

We test, at least annually, the carrying value of goodwill for impairment, as discussed in Note 2 of the Notes to the Consolidated and Combined Financial Statements included in the 2019 Annual Report on Form 10-K. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. If the assumptions used in our analysis are not realized or if there was an adverse change in facts and circumstances, it is possible that an impairment charge may need to be recorded in the future. Specifically, the fair value of our Products & Solutions reporting unit, with goodwill of approximately $2,004 million, exceeded its carrying value by 10% and therefore is highly sensitive to adverse changes in the facts and circumstances that could result in a possible future impairment. If the fair value of the Company’s reporting units falls below its carrying amount because of reduced operating performance, market declines, changes in the discount rate, or other conditions, charges for impairment may be necessary. Any such charges may have a material negative impact on our results of operations. There were no impairment charges taken during the years ended 2019, 2018, and 2017.

Failure to achieve and maintain a high level of product and service quality could damage our image with customers and negatively impact our results.

Product and service quality issues could result in a negative impact on customer confidence in our Company and our brand image. If our product and service offerings do not meet applicable safety standards or our customers’ expectations regarding safety or quality, we could experience lost sales and increased costs and be exposed to legal, financial and reputational risks. Actual, potential or perceived product safety concerns could expose us to litigation as well as government enforcement action. In addition, in the event that any of our products fail to perform as expected, we may face direct exposure to warranty and product liability claims or may be required to participate in a government or self-imposed recall involving such products which could result in costly product recalls and other liabilities. As a result, our reputation as a manufacturer and distributor of high-quality products and services could suffer and impact customer loyalty.

RESIDEO TECHNOLOGIES, INC.

We maintain strict quality controls and procedures, including the testing of raw materials and safety testing of selected finished products. However, we cannot be certain that our testing will reveal latent defects in our products or the materials from which they are made, which may not become apparent until after the products have been sold into the market. We also cannot be certain that our suppliers will always eliminate latent defects in products we purchase from them. Accordingly, there is a risk that product defects will occur, which could require a product recall. Product recalls can be expensive to implement, and, if a product recall occurs during the product’s warranty period, we may be required to replace the defective product. In addition, a product recall may damage our relationship with our customers which may result in a loss of market share.

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

The efficient operation of our business requires substantial investment in technology infrastructure systems, including enterprise resource planning (“ERP”) systems, supply chain management systems, digital commerce systems and connected solutions platforms. The inability to fund, acquire and implement these systems may impact our ability to respond effectively to changing customer expectations, manage our business, scale our solutions effectively or impact our customer service levels, which may put us at a competitive disadvantage and negatively impact our financial results. Repeated or prolonged interruptions of service, due to problems with our systems or third- party technologies, whether or not in our control, could have a significant negative impact on our reputation and our ability to sell products and services.

We are highly dependent upon a variety of internal computer and telecommunication systems to operate our business. In order to support our continued operational ability and growth, we must maintain and continuously upgrade our ERP and other information systems, which are critical to our operational, accounting and financial functions. Failure to properly or adequately invest in and maintain these systems could result in the diversion of management’s attention and resources and could materially adversely affect our results of operations and impact our ability to efficiently manage our business. Our existing information systems may become obsolete, requiring us to transition our systems to a new platform. Such a transition would be time consuming and costly and would require management resources in excess of those we currently have.

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

RESIDEO TECHNOLOGIES, INC.

Risks associated with data privacy issues, including evolving laws and regulations and associated compliance efforts, could adversely affect our business, financial condition, results of operations and cash flows.

Our business depends on the processing of data (some of which contains personal data and protected health information), including the transfer of data between our affiliated entities, to and from our business partners and customers, and with third-party service providers. The laws and regulations relating to personal data constantly evolve, as federal, state and foreign governments continue to adopt new measures addressing data privacy and processing (including collection, storage, transfer, disposal and use) of personal data. Moreover, the interpretation and application of many existing or recently enacted privacy and data protection laws and regulations in the European Union, the U.S. and elsewhere are uncertain and fluid, and it is possible that such laws and regulations may be interpreted or applied in a manner that is inconsistent with our existing data management practices or the features of our products and services. Any such new laws or regulations, any changes to existing laws and regulations and any such interpretation or application may affect demand for our products and services, impact our ability to effectively transfer data across borders in support of our business operations, or increase the cost of providing our products and services. Additionally, any actual or perceived breach of such laws or regulations may subject us to claims and may lead to administrative, civil or criminal liability, as well as reputational harm to us or our employees. We could also be required to fundamentally change our business activities and practices, or modify our products and services, which could have an adverse effect on our business, financial condition, results of operations and cash flows.

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

In California, some of our operations are subject to the California Consumer Privacy Act of 2018 (CCPA) which came into force in 2020. CCPA grants California residents new individual data privacy rights and imposes new obligations on our business, including enhanced transparency and security obligations. The CCPA envisages significant fines and allows for class actions to be brought that may have an adverse effect on our business, financial condition, results of operations and cash flows in the event of a security breach or other contravention of the CCPA’s obligations. We must dedicate financial resources and management time to ensure ongoing compliance, particularly as the interpretation and application of the CCPA becomes clearer. As such, there can be no assurance that the measures we have taken for the purposes of compliance will be successful in preventing breach of the CCPA.

Other U.S. states are in the process of passing similar privacy legislation which may require us to further change our business practices. Sector-specific laws such as Illinois’ Biometric Information Privacy Act of 2008 and California’s IoT Security Law of 2018 also affect how we can market and maintain our products and the associated costs of development and support.

In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us or our customers.

In the European Union, some of our operations are subject to the European Union’s General Data Protection Regulation (“GDPR”), which took effect May 25, 2018. The GDPR introduced a number of new obligations for subject companies and we will continue dedicating financial resources and management time to GDPR compliance in the future. The GDPR also provides that supervisory authorities in the European Union may impose administrative fines for certain infringements of the GDPR of up to EUR 20,000,000 or 4% of a company’s total, worldwide, annual turnover of the preceding financial year, whichever is higher. Individuals who have suffered damage as a result of a subject company’s non-compliance with the GDPR also have the right to seek compensation from such company. Given the breadth of the GDPR, compliance with its requirements is likely to

RESIDEO TECHNOLOGIES, INC.

continue to require significant expenditure of resources on an ongoing basis, and there can be no assurance that the measures we have taken for the purposes of compliance will be successful in preventing breach of the GDPR. Given the potential fines, liabilities and damage to our reputation in the event of an actual or perceived breach of the GDPR, such a breach may have an adverse effect on our business, financial condition, results of operations and cash flows.

Outside of the U.S. and the European Union, many jurisdictions (including Russia and China) have adopted or are adopting new data privacy laws that may impose further onerous compliance requirements, such as data localization, which prohibits companies from storing outside the jurisdiction data relating to resident individuals. The proliferation of such laws within the jurisdictions in which we operate may result in conflicting and contradictory requirements, particularly in relation to evolving technologies. Any failure to successfully navigate the changing regulatory landscape could result in legal liability or impairment to our reputation in the marketplace, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We create, deploy and maintain information technology (“IT”) and engineering systems, some of which involve sensitive information, including personal data, trade secrets and other proprietary information. In addition, our connected products potentially expose our business to cybersecurity threats. As a result, we are subject to systems, service or product failures, not only resulting from our own failures or the failures of third-party service providers, natural disasters, power shortages or terrorist attacks, but also from exposure to cyber or other security threats. Most of the jurisdictions in which we operate have laws and regulations relating to data security and protection of information. See “Risks Relating to Our Business—Risks associated with data privacy issues, including evolving laws and regulations and associated compliance efforts, could adversely affect our business, financial condition, results of operations and cash flows.” In preparation for our exit from the Transition Services Agreement (“TSA”) with Honeywell, we are taking proactive measures to implement our own independent cybersecurity capabilities and operational model based upon risk prioritization. Additionally, we have certain measures to protect our information systems and products against unauthorized access and disclosure of personal information and of our confidential information and trade secrets and confidential information and trade secrets belonging to our customers. However, there is no assurance that the security measures we have put in place will be effective in every case.

Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to IT, payment and other systems to sophisticated and targeted measures known as advanced persistent threats directed at us, our products, our customers, vendors and/or our third-party service providers, including cloud providers and Honeywell arising out of its provision of IT services under the TSA, which extends through April 2020. There has been an increase in the frequency and sophistication of cyber and other security threats we face, and our customers are increasingly requiring cyber and other security protections and standards in our products, and we may incur additional costs to comply with such demands. We have experienced, and expect to continue to experience, these types of threats and incidents.

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

RESIDEO TECHNOLOGIES, INC.

We seek to deploy comprehensive measures to deter, prevent, detect, respond to and mitigate these threats, including identity and access controls, data protection, vulnerability assessments, product software designs that we believe are less susceptible to cyber-attacks, security and operational monitoring of our IT networks and systems and maintenance of backup and protective systems. Despite these efforts, cyber and other security incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption, misuse or unavailability of personal data, company assets, critical data and confidential or proprietary information (our own or that of third parties), product failure and the disruption of business operations. Moreover, employee error or malfeasance, faulty password management or other intentional or inadvertent non-compliance with our security protocols and policies subject us to breaches of our information systems. Our efforts to protect our company data and the information we receive may also be unsuccessful due to software “bugs,” system errors or other technical deficiencies, or vulnerabilities of our vendors and service providers. Cyber and other security incidents aimed at the software embedded in our products could lead to third-party claims that our product failures have caused a similar range of damages to our customers, and this risk is enhanced by the increasingly connected nature of our products.

The potential consequences of a material cyber or other security incident include financial loss, reputational damage, negative media coverage, litigation with third parties, including class-action litigation, regulatory investigations or actions, theft of intellectual property, fines, diminution in the value of our investment in research, development and engineering, and increased cyber and other security protection and remediation costs due to the increasing sophistication and proliferation of threats, which in turn could adversely affect our competitiveness, business, financial condition, results of operations and cash flows. In addition to any costs resulting from contract performance or required corrective action, these incidents could generate increased costs or loss of revenue if our customers choose to postpone or cancel previously scheduled orders or decide not to renew any of our existing contracts. Breaches in security could also result in a negative impact for our customers and thus affect our relations with our customers, injure our reputation and harm our ability to keep existing customers and to attract new customers. Some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Such mandatory disclosures could lead to negative publicity and may cause our current and prospective customers to lose confidence in the effectiveness of our data security measures.

We have cybersecurity insurance (subject to specified retentions or deductibles) related to a breach event covering expenses for items such as notification, credit monitoring, investigation, crisis management, public relations and legal advice. We also maintain product liability insurance (subject to specified retentions or deductibles) that may cover certain physical damage or third-party injuries caused by potential cybersecurity incidents associated with our products. However, damages, fines and claims arising from such incidents may not be covered or may exceed the amount of any insurance available or may not be insurable.

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

Many of our solutions operate with a hosted architecture, and we update our solutions regularly while our solutions are operating. If our solutions and/or upgrades fail to operate properly, our solutions could stop functioning for a period of time, which could put our users at risk. Our ability to keep our business operating is highly dependent on the proper and efficient operation of our network operations centers and data backup systems. Although our network operations centers have back-up computer and power systems, if there is a catastrophic event, adverse weather conditions, natural disaster, terrorist attack, security breach or other extraordinary event, we may be unable to provide our subscribers with uninterrupted monitoring service. Furthermore, because data backup systems are susceptible to malfunctions and interruptions (including those due to equipment damage, power outages, human error, computer viruses, computer hacking, data corruption and a range of other hardware, software and network problems), we cannot guarantee that we will not experience data backup failures in the future. A significant or large-scale security breach, malfunction or interruption of our network operations centers or data backup systems could adversely affect our ability to keep our operations running efficiently. If a malfunction or security breach results in a wider or sustained disruption, it could have an adverse effect on our reputation, business, financial condition, results

RESIDEO TECHNOLOGIES, INC.

of operations or cash flows. See “Risks Relating to Our Business—Internal system or service failures, including as a result of cyber or other security incidents, could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation, our business, financial condition, results of operations and cash flows. Our connected products potentially expose our business to cybersecurity threats.”

Disruptions, or the need to relocate any of our facilities, could significantly disrupt our business.

We manufacture many products at single-location production facilities and rely on certain suppliers who also may concentrate production in single locations. A disruption, including work stoppage, supply chain failures, natural disasters, weather-related disruptions, or other disruptions at one or more of our production facilities could have adverse effects on our business, financial condition, results of operations and cash flows. Moreover, due to unforeseen circumstances or factors beyond our control, we may be forced to relocate our operations from one or more of our existing facilities to new facilities and may incur substantial costs, experience program delays and sacrifice proximity to customers and geographic markets as a result, potentially for an extended period of time. Any significant interruption in production at one or more of these facilities could negatively impact our ability to deliver our products to our customers.

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

Certain of the materials and components for products we manufacture and those manufactured on our behalf are supplied by single or limited source suppliers. Our business, results of operations, financial condition and cash flows could be adversely affected by disruptions in supply from our third-party suppliers, whether from supply chain disruptions or if suppliers lack sufficient quality control or if there are significant changes in their financial or business condition or otherwise. See “Business—Materials and Suppliers.”

If our third-party suppliers and manufacturers fail to deliver materials, products, parts and components of sufficient quality on time and at reasonable prices, we could have difficulties fulfilling our orders or stocking our distribution centers on similar terms or at all, sales and profits could decline, and our commercial reputation could be damaged. Our ability to manage inventory and meet delivery requirements may be constrained by our suppliers’ inability to scale production and adjust delivery of long-lead-time products during times of volatile demand. Our inability to fill our supply needs would jeopardize our ability to fulfill obligations which could, in turn, result in reduced sales and profits, contract penalties or terminations, and damage to customer relationships.

Certain of our suppliers provide us with cloud-based services which we rely on to support our products and solutions and serve our customers and consumers. These types of relationships with cloud-based service providers are expected to increase over time. If their services fail, the operation and maintenance of our products and solutions, installed based as well as new sales, may be adversely impacted.

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

We obtain many of the products for our ADI Global Distribution business from third parties.

Most of the low-voltage products we distribute through our ADI Global Distribution business are manufactured by third parties. As a result, terminations of supply or services agreements or a change in terms or conditions of sale from one or more of our key manufacturers could negatively affect our operating margins, net revenue or the level of capital required to fund our operations. We have standard distribution contracts with our manufacturers which are subject to renegotiation or non-renewal. Our dependence on third-party manufacturers leaves us vulnerable to having an inadequate supply of demanded products, price increases, late deliveries and poor product quality.

RESIDEO TECHNOLOGIES, INC.

Our ability to obtain particular products or product lines in the required quantities and our ability to fulfill customer orders on a timely basis is critical to our success. Our manufacturers have experienced product supply shortages from time to time due to the inability of certain of their suppliers to supply certain products on a timely basis. As a result, we have experienced, and may in the future continue to experience, short-term shortages of specific products. We cannot provide any assurances that manufacturers will be able to maintain an adequate supply of products to fulfill all of our customer orders on a timely basis. Our reputation, sales and profitability may suffer if manufacturers are not able to provide us with an adequate supply of products to fulfill our customer orders on a timely basis or if we cannot otherwise obtain particular products or product lines.

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

The cost and availability of raw materials (such as copper, steel, aluminum, plastics, printed circuit boards, semiconductors and passive electronics) is a key factor in the cost of our products. Our inability to offset material price inflation through increased prices to customers, formula or long-term fixed price contracts with suppliers, productivity actions or through commodity hedges could adversely affect our business, financial condition, results of operations and cash flows. Supply interruptions could arise from shortages of raw materials, effects of economic, political or financial market conditions on a supplier’s operations, labor disputes or weather conditions affecting products or shipments, transportation disruptions, information system disruptions, health issues or epidemics causing disruptions, or other reasons beyond our control.

The profitability of our business is also dependent upon the efficiency of our supply chain. An inefficient or ineffective supply chain strategy or operations could increase operational costs, reduce profit margins and adversely affect our business, financial condition, results of operations and cash flows. Short or long-term capacity constraints or financial distress at any point in our supply chain could disrupt our operations and adversely affect our financial performance, particularly when the affected suppliers and manufacturers are the sole sources of products that we require or that have unique capabilities, or when our customers have directed us to use those specific suppliers and manufacturers. We incur significant freight expenses related to the purchase of products for distribution and fluctuations in fuel costs may cause us to incur additional expense.

We are subject to the economic, political, health, epidemic, regulatory, foreign exchange and other risks of international operations.

Our international revenues are approximately 31% of our net revenue for the year ended December 31, 2019. Our international geographic footprint subjects us to many risks including: exchange control regulations; wage and price controls; antitrust/competition and environmental regulations; employment regulations; foreign investment laws; monetary and fiscal policies and protectionist measures that may prohibit acquisitions or joint ventures, establish local content requirements, or impact trade volumes; import, export and other trade restrictions (such as embargoes); violations by our employees of anti-corruption laws (despite our efforts to mitigate these risks); changes in regulations regarding transactions with state-owned enterprises; nationalization of private enterprises; natural and man-made disasters, hazards and losses; backlash from foreign labor organizations related to our restructuring actions; violence, civil and labor unrest; acts of terrorism; health epidemics; and our ability to hire and maintain qualified staff and maintain the safety of our employees in these regions. For more information on our international footprint, see “Item 2. Properties.” Additionally, certain of the markets in which we operate have adopted increasingly strict data privacy and data protection requirements or may require local storage and processing of data or similar requirements. See “Risks Relating to Our Business —Risks associated with data privacy issues, including evolving laws and regulations and associated compliance efforts, could adversely affect our business, financial condition, results of operations and cash flows.”

RESIDEO TECHNOLOGIES, INC.

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

Tariffs, sanctions and other barriers to trade could adversely affect the business of our customers and suppliers, which could in turn negatively impact our net revenue and results of operations. For example, Chinese sanctions have remained in place for the majority of our products in the Products & Solutions segment, with mitigations in place to reduce the impact. The U.K. officially left the E.U. on January 31, 2020 with an agreement which includes a transition period currently expiring December 31, 2020. During the transition period no impact is expected on trade (business as usual as the movement of products between the U.K. and the E.U. remains in free circulation, with import and export declarations not implemented). These and other instabilities and uncertainties arising from the global geopolitical environment, along with the cost of compliance with increasingly complex and often conflicting regulations worldwide, can impair our flexibility in modifying product, marketing, pricing or other strategies for growing our businesses, as well as our ability to improve productivity and maintain acceptable operating margins.

Our global operations and supply chain which is supported by partners located around the world could be impacted by health and public safety issues, e.g. Coronavirus, and could have a material impact on demand for our products and solutions, our business operations in the impacted regions, and supplies to other regions.

As a result of our global presence, a portion of our net revenue are denominated in currencies other than the U.S. Dollar, whereas a significant amount of our payment obligations, including pursuant to the Honeywell Reimbursement Agreement and Tax Matters Agreement are denominated in U.S. Dollars, which exposes us to foreign exchange risk. We monitor and may seek to reduce such risk through hedging activities; however, foreign exchange hedging activities bear a financial cost and may not always be available to us or be successful in eliminating such volatility. Finally, we generate significant amounts of cash outside of the United States that is invested with financial and non-financial counterparties. While we employ comprehensive controls regarding global cash management to guard against cash or investment loss and to ensure our ability to fund our operations and commitments, a material disruption to the counterparties with whom we transact business could expose us to financial loss.

We operate in many high-growth regions that require modifications to our products based on local building codes, regulations, standards, certifications and other factors, which may impact our cost to serve and profitability as we continue our penetration into these regions.

We operate in regulated markets.

Many of our products, technologies and services, in particular products implicating life safety, are subject to regulatory agency oversight, such as the U.S. Consumer Product Safety Commission, the FTC, the Federal Communications Commission (“FCC”), the U.S. Environmental Protection Agency, the European Union’s CE mark (“CE”), the European Community directive “Waste Electrical and Electronic Equipment Directive” (“WEEE Directive”), the regulation Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”), the Gulf Mark standard for low-voltage electric products required in Gulf Member States (“G Mark”), the EurAsian Conformity Mark for member countries of Customs Union (“EAC”), the China Compulsory Certification (“CCC”) and the Regulatory Compliance Mark for Australia which may contribute to our compliance expenses. Many state regulators, such as the California Department of Toxic Substances Control, also have an impact on our markets. For example, 23 states have specific mercury thermostat regulations which require business compliance due to decades of sales of thermostats containing mercury. Mandatory collection requirements, penalties and federal legislation can have an impact on the expense. It is also important that our products comply with various third-party standards, such as those of UL.

In addition, the FCC repealed net neutrality rules in 2018. We do not yet know the impact it may have on our business. Less favorable treatment of traffic from our services or higher charges to customers by broadband service providers for using our products and services could cause us to lose existing subscribers, impair our ability to attract new subscribers and adversely affect our business, financial condition, results of operations and cash flows.

RESIDEO TECHNOLOGIES, INC.

Further, third-party vendors that may be contracted by the Company may be subject to extensive regulation in the markets where we operate or may expand in the future.  For example, the FTC and the FCC have issued regulations that place restrictions on, among other things, making unsolicited telephone calls to residential and wireless telephone subscribers using “automatic telephone dialing systems” or prerecorded or artificial voice messages, and/or making telemarketing calls to residential telephone numbers on the National Do Not Call Registry.  We require third-party vendors to comply with these laws and regulations.  If such third parties were to take actions in violation of these laws, we could be exposed to claims, including by government regulators, arising out of such actions.  In addition, changes in the applicable laws, regulations and technology affecting telecommunication services could require us to change the way we operate, which could increase costs or otherwise disrupt our operations, which in turn could adversely affect our business, financial condition, results of operations and cash flows.

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

Part of our growth strategy is to expand our geographic footprint and to increase the types and number of products sold through ADI Global Distribution. Our ability to open new ADI Global Distribution locations in both existing and new markets could be affected by local regulations and the availability of suitable real estate. We may not be able to acquire from manufacturers certain product lines that we are interested in adding to our distribution business, and if we are able to add products, they may not result in sales as expected and may not be profitable. If we are unable to execute on any part of our growth strategy, our business, financial condition, results of operations and cash flows could be adversely affected.

Our profitability and results of operations may be adversely affected by a significant failure or inability to comply with the specifications and manufacturing requirements of our OEM customers.

We generally have to qualify, and are required to maintain our status, as a supplier for each of our OEM customers. This is a lengthy process that involves the inspection and approval by a customer of our engineering, documentation, manufacturing and quality control procedures before that customer will place volume orders. If we are successful in qualifying, there is no assurance that any OEM will purchase products from us. Given the length of this qualification process, the risk that our business, results of operations and financial condition would be adversely affected by the loss of, or any reduction in orders by, any of our significant OEM customers is increased. Accordingly, the success of our business depends on OEMs continuing to outsource the manufacturing of critical products to us. It would be difficult to replace lost revenue resulting from the loss of, or the reduction, cancellation or delay in purchase orders by, any one of these customers, whether due to their decision to not continue to outsource all or a portion of their critical parts for their capital equipment, their moving their business to our competitors or otherwise. A significant failure or inability to comply with customer specifications and manufacturing requirements or delays or other problems with existing or new products (including program launch difficulties) could result in financial penalties, cancelled orders, increased costs, loss of sales, loss of customers or potential breaches of customer contracts, which could have an adverse effect on our profitability and results of operations. We have in the past lost business from OEM customers who have taken the manufacturing of our products in-house or moved business to our competitors. If we are unable to replace revenue from lost OEM

RESIDEO TECHNOLOGIES, INC.

customers it could have an adverse impact on our financial position, results of operation and cash flows. In addition, if we are unable to obtain additional business from OEMs the potential growth of our business results could be adversely affected. In some instances, such a move away from our company happens over time due to the lengthy qualification process our OEM customers employ.

We may not be able to retain or expand relationships with certain large customers.

A number of our customers are large and contribute significantly to our net revenue and operating income. Consolidation or change of control, particularly among our OEM customers, or a decision by any one or more of our customers to outsource all or most manufacturing work to a single equipment manufacturer, may continue to concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on a smaller number of customers. By virtue of our largest customers’ size and the significant portion of revenue that we derive from them, they are able to exert significant influence in the negotiation of our commercial agreements and the conduct of our business with them. Furthermore, there is significant consolidation of companies focused on security products, and we have had customers combine both with customers with whom we have had a prior relationship with, as well as those with whom we have little or no prior relationship, putting us at risk of loss of sales. If we are unable to retain and expand our business with these large customers on favorable terms, our business, financial condition, results of operations and cash flows will be adversely affected.

We have credit exposure to our customers.

Any adverse trends in our customers’ businesses could cause us to suffer credit losses. As is customary in our markets, we extend credit to our customers. A portion of our customers are small contractors with inconsistent cash flow. As such, they rely on us to provide their businesses with credit and to carry specified inventory to support their operations. We may be unable to collect on receivables if our customers experience decreases in demand for their products and services, do not manage their businesses adequately, or otherwise become less able to pay due to adverse economic conditions or refinancing events. While we evaluate our customers’ qualifications for credit and monitor our extensions of credit, these efforts cannot prevent all credit losses, and credit losses negatively impact our performance. In addition, for financial reporting purposes, we establish reserves based on our historical experience of credit losses. To the extent that our credit losses exceed those reserves, our financial performance will be negatively impacted beyond what is expected. If there is deterioration in the collectability of our receivables, or we fail to take other actions to adequately mitigate such credit risk, our earnings and cash flows, could deteriorate. In addition, if we are unable to extend credit to our customers, we may experience loss of certain contracts or business.

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

We rely on a combination of patents, copyrights, trademarks, trade names, trade secrets and other proprietary rights, as well as contractual arrangements, including licenses, to establish, maintain and protect our intellectual property rights. Effective intellectual property protection may not be available in every country in which we do business. We may not be able to acquire or maintain appropriate registered or unregistered intellectual property in all countries in which we do business. Companies that license intellectual property we own or use, especially, the Honeywell Home brand, also may take actions that diminish the value of our intellectual property or harm our reputation.

RESIDEO TECHNOLOGIES, INC.

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

The protection of our intellectual property may be expensive and time consuming. There can be no assurance that the steps we take to maintain and protect our intellectual property will be adequate, or that third parties will not infringe, circumvent, misappropriate or violate our intellectual property. If our efforts to protect our intellectual property are not adequate, the value of our goods and services may be harmed, which could have an adverse effect on our business, financial condition, results of operations and cash flows. Any impairment of our intellectual property, including due to changes in U.S. or worldwide intellectual property laws or the absence of effective legal protection or enforcement measures, could adversely impact our business, financial condition, results of operations and cash flows.

We may incur material losses and costs as a result of intellectual property infringement actions that may be brought against us.

We are, and may in the future be, subject to legal proceedings in various venues regarding alleged infringement by us of the intellectual property rights of third parties. In addition, our customer agreements can require us to indemnify the customer for infringement. Such claims, whether they are meritorious or not, may result in the expenditure of significant financial and managerial resources, injunctions against us, the payment of damages, and/or the entry into royalty or licensing agreements on unfavorable terms. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims. Furthermore, the publicity we may receive as a result of such proceedings may damage our reputation and adversely impact our existing customer relationships and our ability to develop new business.

We cannot assure you that we will not experience any material intellectual property claim losses in the future or that we will not incur significant costs to defend such claims.

Failure to increase productivity through sustainable operational improvements, as well as an inability to successfully execute restructuring projects or to effectively manage our workforce, may reduce our profitability or adversely impact our businesses.

Our profitability and margin growth are dependent upon our ability to drive sustainable improvements. In addition, we seek productivity and cost savings benefits through restructuring and other projects, such as consolidation of manufacturing facilities, transitions to cost-competitive regions, workforce reductions, product line rationalizations and other cost-saving initiatives. Risks associated with these actions include delays in execution of the planned initiatives, additional unexpected costs, asset impairments, realization of fewer than estimated productivity improvements and adverse effects on employee morale. We may not realize the full operational or financial benefits we expect and the recognition of these benefits may be delayed and these actions may potentially disrupt our operations. In addition, organizational changes, attrition, labor relations difficulties, or workforce stoppage could have an adverse effect on our business, reputation, financial condition, results of operations and cash flows.

We can provide no assurance that the operational and financial review we are conducting will result in the effects we are expecting.

In the third quarter of 2019, and continuing through the fourth quarter, we experienced lower sales and lower margins than we expected in our Product & Solutions segment. As a result, we are conducting a comprehensive operational and financial review of our business. There can be no assurance that this review will appropriately identify the actions we need to take, or that we will be able to implement action, in a manner that will resolve the issues we have identified or achieve the results we are forecasting. In addition, uncertainty around the review could lead to disruption in our business, including our relationships with our customers, suppliers and employees.

RESIDEO TECHNOLOGIES, INC.

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

We may require additional capital in the future to finance our growth and development, upgrade and improve our manufacturing capabilities, implement further marketing and sales activities, fund ongoing research and development activities, satisfy regulatory and environmental compliance obligations and national approvals requirements, satisfy obligations under the Honeywell Reimbursement Agreement, and meet general working capital needs. Our capital requirements will depend on many factors, including acceptance of and demand for our solutions, the extent to which we invest in new technology and research and development projects and the status and timing of these developments. If our access to capital were to become constrained significantly, or if costs of capital increased significantly, due to lowered credit ratings, prevailing business conditions, the volatility of the capital markets or other factors, our business, financial condition, results of operations and cash flows could be adversely affected.

We are responsible for obtaining and maintaining sufficient working capital and other funds to satisfy our cash requirements, and debt or equity financing may not be available to us on terms we find acceptable, if at all. Even if we are able to obtain financing or access the capital markets, incurring additional debt may significantly increase our interest expense and financial leverage, and our level of indebtedness could restrict our ability to fund future development and acquisition activities. Also, regardless of the terms of our debt or equity financing, our agreements and obligations under the Tax Matters Agreement that address compliance with Section 355 of the Internal Revenue Code of 1986, as amended (the “Code”), may limit our ability to issue stock. See Note 19. Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements for more information. We believe that we have adequate capital resources to meet our projected operating needs, capital expenditures and other cash requirements, including payments to Honeywell under the Honeywell Reimbursement Agreement. However, we may need additional capital resources in the future and if we are unable to obtain sufficient resources for our operating needs, capital expenditures and other cash requirements for any reason, our business, financial condition and results of operations could be adversely affected. See “—Risks Relating to the Spin-Off—We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate as an independent, publicly traded company, and we may experience increased costs.”

RESIDEO TECHNOLOGIES, INC.

We are subject to risks associated with the Honeywell Reimbursement Agreement, pursuant to which we are required to make substantial cash payments to Honeywell, measured in substantial part by reference to estimates by Honeywell of certain of its liabilities.

In connection with the Spin-Off, we entered into the Honeywell Reimbursement Agreement (as defined below), pursuant to which we have an obligation to make cash payments to Honeywell in amounts equal to 90% of payments, which include amounts billed (“payments”), with respect to certain environmental claims, remediation and hazardous exposure or toxic tort claims, in each case including consequential damages (the “liabilities”) in respect of the Honeywell Sites, including the legal and other costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales (the “recoveries”). The amount payable by us in respect of such liabilities arising in any given year is subject to a cap of $140 million (exclusive of any late payment fees up to 5% per annum). Payments in respect of the liabilities arising in a given year are made quarterly throughout such year on the basis of an estimate of the liabilities and recoveries provided by Honeywell. Following the end of any such year, Honeywell provides us with a calculation of the amount of payments and the recoveries received. Subject to the aforementioned cap, if the amount of payments (net of recoveries) is greater than the previously provided estimate, we pay Honeywell the amount of such difference (the “true-up payment”) and, if the amount of the previously provided estimate is greater than the amount of payments (net of recoveries), we will receive a credit in the amount of such difference that will be applied to future payments. If a true-up payment exceeds $30 million, such true-up payment will be made in eight equal installments, payable on a monthly basis on and following the date the true-up payment is due.

For example, if in any given year, Honeywell’s estimated annual payments that are within the scope of the Honeywell Reimbursement Agreement totaled $140 million, and if Honeywell’s estimated associated recoveries totaled $20 million, then our quarterly payment obligations in respect of that year would be 90% of the net amount (or $108 million) divided by four, or $27 million. If, for such year, Honeywell’s annual payments actually totaled $165 million, and if Honeywell’s associated recoveries actually totaled $10 million, our additional true-up payment obligation in respect of that year would be 90% of the net amount (or $139.5 million) minus the sum of our quarterly payments, or $108 million, resulting in an aggregate payment in respect of such year of $31.5 million, which, because it exceeds $30 million, would be made in eight equal installments, payable on the true-up date and on a monthly basis following the date the true-up payment is due. However, if in any given year, Honeywell’s estimated annual payments totaled $175 million, and the estimated associated recoveries totaled $5 million, then our quarterly payment obligations in respect of that year would be capped at $35 million even though 90% of the net amount (or $153 million) divided by four is higher at $38.25 million, resulting in an aggregate maximum payment for such year equal to the cap of $140 million (regardless of whether or not actual liabilities (net of recoveries) exceeded the previously provided estimates).

Honeywell’s environmental claim and remediation payments in respect of the Honeywell Sites for the years 2019, 2018 and 2017, including any legal fees, were approximately $258 million, $179 million and $200 million, respectively, and Honeywell’s associated receipts for insurance and amounts received by Honeywell in connection with affirmative claims, contributions and property sales for 2019, 2018 and 2017 were approximately $94 million, $0 million, and $2 million, respectively. At December 31, 2019 we have recorded a liability to Honeywell of approximately $585 million in relation to our environmental obligation to Honeywell under the Honeywell Reimbursement Agreement.

In the event that Honeywell completes a transfer to a third party in respect of a portion of the remediation liabilities that are within the scope of the Honeywell Reimbursement Agreement, we will be obligated to pay 90% of the amount paid or payable by Honeywell in connection with such liability transfer, less any applicable recoveries. Amounts payable in respect of liability transfers for any given year are paid in the year following the year in which they occur, at the time that the true-up payment is made. If the amounts payable in respect of a liability transfer, together with any true-up payment, exceeds $30 million, such amounts will be made in eight equal installments, payable on the true-up date and on a monthly basis following the date the true-up payment is due. While any amount in respect of a liability transfer is outstanding, the annual payment by us to Honeywell will be first allocated towards the liabilities described above relating to environmental claims, remediation, hazardous exposure and toxic tort claims arising outside of the scope of the liability transfer, and then towards the liability transfer payment. The

RESIDEO TECHNOLOGIES, INC.

amount payable by us in respect of (i) any such liability transfers and (ii) the liabilities described above relating to environmental claims, remediation, hazardous exposure and toxic tort claims arising in any given year, is subject to a cap of $140 million (exclusive of any late payment fees up to 5% per annum). The liability transfer amount for the 2019 year was approximately $8 million.

The scope of our current environmental remediation obligations subject to the Honeywell Reimbursement Agreement currently relates to approximately 230 sites or groups of sites that are undergoing environmental remediation under U.S. federal or state law and agency oversight for contamination associated with Honeywell historical business operations. The ongoing environmental remediation is designed to address contaminants at upland and sediment sites, which include, among others, metals, organic compounds and polychlorinated biphenyls, through a variety of methods, which include, among others, excavation, capping, in-situ stabilization, groundwater treatment and dredging. In addition, our obligations subject to the Honeywell Reimbursement Agreement will include certain liability with respect to (i) hazardous exposure or toxic tort claims associated with the Honeywell Sites that arise after the Spin-Off, if any, (ii) currently unidentified releases of hazardous substances at or associated with the Honeywell Sites, (iii) other environmental claims associated with the Honeywell Sites and (iv) consequential damages.

Payment amounts under the Honeywell Reimbursement Agreement will be deferred to the extent that the payment thereof would cause a specified event of default under certain indebtedness, including our principal credit agreement, or cause us to not be compliant with certain financial covenants in certain indebtedness, including our principal credit agreement on a pro forma basis, including the maximum total leverage ratio (ratio of debt to EBITDA, which excludes any amounts owed to Honeywell under the Honeywell Reimbursement Agreement), and the minimum interest coverage ratio. A 5% late payment fee will accrue on all amounts that are not otherwise entitled to be deferred under the terms of the Honeywell Reimbursement Agreement, without prejudice to any other rights that Honeywell may have for late payments. In each calendar quarter, our ability to pay dividends and repurchase capital stock in such calendar quarter will be restricted until any amounts payable under the Honeywell Reimbursement Agreement in such quarter (including any deferred payment amounts) are paid to Honeywell and we will be required to use available restricted payment capacity under our debt agreements to make payments in respect of any such deferred amounts. Payment of deferred amounts and certain other amounts could cause the amount we are required to pay under the Honeywell Reimbursement Agreement in respect of liabilities arising in any given calendar year to exceed $140 million (exclusive of any late payment fees up to 5% per annum). All amounts payable under the Honeywell Reimbursement Agreement are guaranteed by certain of our subsidiaries that act as guarantors under our principal credit agreement, subject to certain exceptions. Under the Honeywell Reimbursement Agreement, we are subject to certain of the affirmative and negative covenants to which we are subject under our principal credit agreement. Further, pursuant to the Honeywell Reimbursement Agreement, our ability to (i) amend or enter into waivers under our principal credit agreement or our indenture, (ii) enter into another credit agreement or our indenture or make amendments or waivers thereto, or (iii) enter into or amend or waive any provisions under other agreements, in each case, in a manner that would adversely affect the rights of Honeywell under the Honeywell Reimbursement Agreement, will be subject to Honeywell’s prior written consent. This consent right will significantly limit our ability to engage in many types of significant transactions on favorable terms (or at all), including, but not limited to, equity and debt financings, liability management transactions, refinancing transactions, mergers, acquisitions, joint ventures and other strategic transactions. Please see “Risks Relating to the Spin-Off—We have certain business conflicts of interest with Honeywell with respect to our past and ongoing relationships.  In addition, the agreements that we entered into with Honeywell in connection with the Spin-Off may impose significant restrictions on us and our subsidiaries and limit our ability to engage in actions that may be in our long-term best interests, and we may from time to time have disputes with Honeywell under such agreements that could have a material impact on our business and operations.”

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

RESIDEO TECHNOLOGIES, INC.

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

We are also subject to potentially material liabilities related to the compliance of Resideo Sites with the requirements of various federal, state, local and foreign governments that regulate the discharge of materials into the environment and the generation, handling, storage, treatment and disposal of and exposure to hazardous substances. We believe that, as a general matter, our policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and personal injury and that our handling, manufacture, use and disposal of hazardous substances are in accordance with environmental and safety laws and regulations. However, if we are found to be in violation of these laws and regulations, we may be subject to substantial fines, criminal sanctions, trade restrictions, product recalls, public exposure and be required to install costly equipment or make operational changes to achieve compliance with such laws and regulations.

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

In the ordinary course of business, we may make certain commitments, including representations, warranties and indemnities relating to current and past operations, including those related to divested businesses, and issue guarantees of third-party obligations. We are also subject to various lawsuits, investigations and disputes arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employee benefit plans, intellectual property, and environmental, health and safety matters.  In particular, between November 8, 2019 and January 7, 2020, four separate purported class action complaints were filed in the United States District Court for the District of Minnesota against Resideo, its current chief executive officer, its former chief financial officer and/or Honeywell.   These complaints allege, among other things, that the defendants (or some of them) made false and misleading statements (including prior to the spin-off from Honeywell) regarding, among other things, Resideo’s business, performance, the efficiency of its supply chain, operational and administrative issues resulting from the spin-off from Honeywell, and the financial guidance regarding 2019.  The court consolidated the pending actions into a single proceeding styled In re Resideo Technologies, Inc. Securities Litigation, 19-cv-02889 and appointed co-lead plaintiffs and co-lead plaintiff’s counsel.  The lead plaintiffs’ deadline to file an amended, consolidated complaint is March 27, 2020. In addition, we are and could, in the future, face additional legal proceedings and investigations and inquiries by governmental agencies relating to these or similar matters.

We are unable to predict how long such proceedings, in particular the purported class action lawsuits, will continue, but we anticipate that we may incur significant costs in connection with some or all of these matters and that these proceedings and any related matters may result in a substantial distraction of management’s time.  Our

RESIDEO TECHNOLOGIES, INC.

potential liabilities are subject to change over time due to new developments, changes in settlement strategy or the impact of evidentiary requirements, and we may become subject to or be required to pay damage awards or settlements that could have an adverse effect on our business, financial condition, results of operations and cash flows. If we were required to make payments, such payments could be significant and could exceed the amounts we have accrued with respect thereto, adversely affecting our business, financial condition, results of operations and cash flows. While we maintain or may otherwise have access to insurance for certain risks, the amount of our insurance coverage may not be adequate to cover the total amount of all insured claims and liabilities and we may have to satisfy insurance retentions. The incurrence of significant liabilities for which there is no or insufficient insurance coverage (or where there is available insurance but high retention levels) could adversely affect our liquidity and financial condition, results of operations and cash flows.

Our business could be negatively affected as a result of the actions of activist or hostile stockholders.

Our business could be negatively affected as a result of stockholder activism, which could cause us to incur significant expense, hinder execution of our business strategy, and impact the trading value of our securities. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing in publicly traded companies in recent years and we are subject to the risks associated with such activism.  Stockholder activism, including potential proxy contests, requires significant time and attention by management and the Board, potentially interfering with our ability to execute our strategic plan. Additionally, such stockholder activism could give rise to perceived uncertainties as to our future direction, adversely affect our relationships with key executives and business partners and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to activist stockholder matters. Any of these impacts could materially and adversely affect our business and operating results. Further, the market price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties described in this “Risk Factors” section.

Our effective tax rate will be affected by factors including changes in tax rules, and in the interpretation and application of those rules, in the countries in which we operate.

Our future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in tax laws, regulations and judicial rulings (or changes in the interpretation thereof), changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, changes in the amount of earnings permanently reinvested offshore, the results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures and various other governmental enforcement initiatives. Our tax expense includes estimates of tax reserves and reflects other estimates and assumptions, including assessments of our future earnings which could impact the valuation of our deferred tax assets. Changes in tax laws or regulations, including multi-jurisdictional changes enacted in response to the guidelines provided by the Organization for Economic Co-operation and Development to address base erosion and profit shifting will increase tax uncertainty and may adversely impact our provision for income taxes. As noted under “—Risks Relating to Our Business—We are subject to risks associated with the Honeywell Reimbursement Agreement, pursuant to which we will be required to make substantial cash payments to Honeywell, measured by reference to estimates by Honeywell of certain of its liabilities.”

U.S. federal income tax reform could adversely affect us.

On December 22, 2017, the President of the United States signed into law H.R. 1, originally known as the “Tax Cuts and Jobs Act”, hereafter referred to as “U.S. Tax Reform”. Since the passing of U.S. Tax Reform, additional guidance in the form of notices and proposed regulations which interpret various aspects of U.S. Tax Reform have been issued. As of the filing of this document, additional guidance is expected. Changes could be made to the proposed regulations as they become finalized, future legislation could be enacted, more regulations and notices could be issued, all of which may impact our financial results. We will continue to monitor all of these changes and will reflect the impact as appropriate in future financial statements. Many state and local tax jurisdictions are still determining how they will interpret elements of U.S. Tax Reform. Final state and local governments’ conformity, legislation and guidance relating to U.S. Tax Reform may impact our financial results.

We may be required to make significant cash contributions to our defined benefit pension plans.

We sponsor defined benefit pension plans under which certain eligible Company employees will earn pension benefits. We have plans in several countries including the U.S. The Federal Pension Protection Act of 2006,

RESIDEO TECHNOLOGIES, INC.

which is generally applicable to U.S. qualified defined benefit pension plans, generally requires that qualified defined benefit pension plans maintain certain capitalization levels. Changes in discount rates and actual asset returns different than our anticipated asset returns can result in significant non-cash actuarial gains or losses. With regard to cash pension contributions, funding requirements for our pension plans are largely dependent upon interest rates, actual investment returns on pension assets and the impact of legislative or regulatory changes related to pension funding obligations. Our pension plan contributions may be material and could adversely impact our financial condition, cash flow and results of operations. We plan to make pension plan contributions during 2020 and in future periods sufficient to satisfy funding requirements.

Risks Related to the Spin-Off

Completion of the Spin-Off was conditioned on Honeywell’s receipt of separate written opinions from Cleary Gottlieb Steen & Hamilton LLP and KPMG LLP to the effect that the Spin-Off should qualify for non-recognition of gain and loss under Section 355 and related provisions of the Code.

The opinions do not address any U.S. state or local or foreign tax consequences of the Spin-Off. The opinions assume that the Spin-Off was completed according to the terms of the Separation and Distribution Agreement and rely on the facts as stated in the Separation and Distribution Agreement, the Tax Matters Agreement, the other ancillary agreements and documents. In addition, the opinions are based on certain representations as to factual matters from, and certain covenants by, Honeywell and us. The opinions cannot be relied on if any of the assumptions, representations or covenants are incorrect, incomplete or inaccurate or are violated in any material respect.

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

If the distribution made in connection with the Spin-Off were determined not to qualify for non-recognition of gain or loss under Section 355 and related provisions of the Code, then a U.S. Holder who received our common stock in the Spin-Off generally would be treated as receiving a distribution in an amount equal to the fair market value of our common stock received. The distribution would be treated as: (1) a taxable dividend to the extent of the holder’s pro rata share of Honeywell’s current or accumulated earnings and profits; (2) a reduction in the holder’s basis (but not below zero) in Honeywell common stock to the extent the amount received exceeds the holder’s share of Honeywell’s earnings and profits; and (3) taxable gain from the exchange of Honeywell common stock to the extent the amount received exceeds the sum of the holder’s share of Honeywell’s earnings and profits and its basis in its Honeywell common stock.

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

If one or more persons acquire a 50% or greater interest (measured by vote or value) in the stock of Honeywell or Resideo, directly or indirectly (including through acquisitions of stock after the completion of the Transactions), as part of a plan or series of related transactions that includes the Spin-Off, then the Spin-Off would be taxable to Honeywell, but not to Honeywell stockholders. Current law generally creates a presumption that any direct or indirect acquisition of stock of Honeywell or Resideo within two years before or after the Spin-Off is part of a plan that includes the Spin-Off, although the parties may be able to rebut that presumption in certain circumstances. The process for determining whether an acquisition is part of a plan under these rules is complex, inherently factual in nature, and subject to a comprehensive analysis of the facts and circumstances of the particular case. We have entered into covenants not to engage in specified transactions for two years after the Spin-Off without Honeywell’s prior consent (which Honeywell may grant or withhold in its sole discretion),and have agreed to indemnify Honeywell for any costs that it may incur as a result of our failure to comply with those covenants. These

RESIDEO TECHNOLOGIES, INC.

obligations may limit our ability to pursue strategic transactions or engage in new business or other transactions, such as a share repurchase program, that may maximize the value of our business, and may discourage or delay a strategic transaction that our shareholders may consider favorable, including limiting our ability to use our equity to raise capital or fund acquisitions, and may otherwise impact our ability to implement structural or business changes as an outgrowth of the comprehensive financial and operational review announced connection with our third quarter 2019 earnings results. Any payments required under these obligations could be significant and could materially adversely affect our business, financial condition, results of operations and cash flows.

We are subject to numerous restrictions to preserve the non-recognition treatment of the Spin-Off, which may reduce our strategic and operating flexibility.

We are subject to covenants in the Tax Matters Agreement and indemnification obligations that address compliance with Section 355 of the Code and are intended to preserve the tax-free nature of the Spin-Off. These covenants include certain restrictions on our activity for a period of two years following the Spin-Off, unless Honeywell gives its consent for us to take a restricted action, which Honeywell is permitted to grant or withhold at its sole discretion. These covenants and indemnification obligations may limit our ability to pursue strategic transactions or engage in new businesses or other transactions that may maximize the value of our business and might discourage or delay a strategic transaction that our stockholders may consider favorable.

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

In addition, if we are unable to replicate or transition certain systems, our ability to comply with regulatory requirements could be impaired. We are subject to reporting and other obligations under the U.S. Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Beginning with this required Annual Report on Form 10-K, we comply with Section 404 of the Sarbanes Oxley Act of 2002, as amended (the “Sarbanes Oxley Act”), which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing whether we maintained effective internal controls over financial reporting.

RESIDEO TECHNOLOGIES, INC.

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

We incurred indebtedness in connection with the Spin-Off, and our leverage could adversely affect our business, financial condition and results of operations.

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

We amended our principal credit agreement on November 26, 2019 (the “Amendment”) to, among other things, revise our covenant leverage ratio thresholds and related definitions in light of our 2019 financial performance and in a manner that was intended to give us greater flexibility, including in relation to anticipated restructuring activities that may implemented as part of the financial and operational review or otherwise.

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

RESIDEO TECHNOLOGIES, INC.

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

Furthermore, we have pledged our assets as collateral as security for our repayment obligations in respect of certain indebtedness and we are required to abide by certain financial and operational covenants. Our ability to comply with such covenants and restrictions may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. A breach of any of these covenants, if applicable, could result in an event of default under the terms of this indebtedness. If an event of default occurred, the lenders would have the right to accelerate the repayment of such debt, and the event of default or acceleration could result in the acceleration of the repayment of any other debt to which a cross-default or cross-acceleration provision applies. We might not have, or be able to obtain, sufficient funds to make these accelerated payments, and lenders could then proceed against any collateral. Any subsequent replacement of the agreements governing such indebtedness, or any new indebtedness could have similar or greater restrictions. The occurrence and ramifications of an event of default could adversely affect our business, financial condition, results of operations and cash flows. Moreover, as a result of all of these restrictions, we may be limited in how we conduct our business and pursue our strategy, unable to raise additional debt financing to operate during general economic or business downturns or unable to compete effectively or to take advantage of new business opportunities.

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

We have certain business conflicts of interest with Honeywell with respect to our past and ongoing relationships. In addition, the agreements that we entered into with Honeywell in connection with the Spin-Off may impose significant restrictions on us and our subsidiaries and limit our ability to engage in actions that may be in our long-term best interests, and we may from time to time have disputes with Honeywell under such agreements that could have a material impact on our business and operations.

Conflicts of interest may or have arisen with Honeywell in a number of areas relating to our past and ongoing relationships, including:

•	labor, tax, employee benefit, indemnification and other matters arising from our separation from Honeywell;
•	intellectual property matters;
•	employee recruiting and retention;
•	interpretations of contractual arrangements; and
•	business combinations involving our Company.

We may not be able to resolve any potential conflicts, and, even if we do so, the resolution may be less favorable to us than if we were dealing with a party other than our former parent company.

RESIDEO TECHNOLOGIES, INC.

The agreements that we entered into with Honeywell in connection with the Spin-Off may impose significant restrictions on us and our subsidiaries and limit our ability to engage in actions that may be in our long-term best interests.  As described in more detail elsewhere in this Annual Report on Form 10-K, the Honeywell Reimbursement Agreement and the Tax Matters Agreement may impose material restrictions on our business and operations, including limitations or impediments on our ability to separate or otherwise divest businesses and modify or waive the terms of certain agreements in a manner that would adversely affect the rights of Honeywell under the Honeywell Reimbursement Agreement.  In addition, we and Honeywell entered into a 40-year Trademark License Agreement (the “Trademark Agreement”) that authorizes us to use certain of Honeywell’s trademarks in the operation of our business for the advertising, sale and distribution of certain licensed products. The Trademark Agreement is terminable by Honeywell under certain circumstances, including if we fail to comply with all material obligations, including the payment obligations, set forth in the Honeywell Reimbursement Agreement. The Trademark Agreement also automatically terminates upon the occurrence of a change of control of Resideo that is not approved by Honeywell, and automatically terminates as to any subsidiary of Resideo upon it ceasing to be a wholly-owned subsidiary of Resideo.  Any termination of the Trademark Agreement could have a material adverse effect on our business, financial condition, cash flows, and reputation.  In addition, the provisions of the Trademark Agreement in respect of a change of control of Resideo or the sale of any interests in any subsidiary of Resideo may impact our ability to enter into transactions that are otherwise in the best interests of our stockholders.

We and Honeywell also may from time to time have disputes under the agreements and related exhibits entered into in connection with the Spin-Off.  For example, the Honeywell Reimbursement Agreement incorporates certain of the affirmative and negative covenants contained in our principal credit agreement.  Resideo believes that amendments to the principal credit agreement that do not adversely affect the rights of Honeywell under the Honeywell Reimbursement Agreement automatically apply to and amend the corresponding provisions of the Honeywell Reimbursement Agreement.  Honeywell has informed us that it does not agree with this interpretation and has asserted that amendments to the provisions of the principal credit agreement are not incorporated into the Honeywell reimbursement agreement unless Honeywell has provided its consent. In particular, Honeywell has asserted that the amendment to the consolidated total leverage ratio and related terms under our principal credit agreement, which became effective on November 26, 2019 (the “Amendment”), do not automatically amend and apply to the corresponding provisions incorporated into the Honeywell Reimbursement Agreement.  We were in compliance with the pre- and post-Amendment maximum consolidated total leverage ratio covenant under the Honeywell Reimbursement Agreement for the period ending December 31, 2019, but if Honeywell’s position is determined to be valid and if we fail to comply with the pre-Amendment maximum consolidated total leverage ratio in future periods that could result in Honeywell asserting a default under the Honeywell Reimbursement Agreement

Certain of our directors and employees may have actual or potential conflicts of interest because of their financial interests in Honeywell.

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

Risks Relating to Our Common Stock and the Securities Market

No market for our common stock existed prior to the Spin-Off and our stock price has fluctuated and may continue to fluctuate significantly.

There was no public market for our common stock prior to the Spin-Off. Following the Spin-Off, the market price of our common stock has fluctuated and may continue to fluctuate widely. This could be the result of many factors, some of which may be beyond our control, including.

•	actual or anticipated fluctuations in our results of operations or earnings guidance due to factors related to our business;
•	success or failure of our business strategies;
•	competition and industry capacity;
•	changes in interest rates and other factors that affect earnings and cash flow;

RESIDEO TECHNOLOGIES, INC.

•	our level of indebtedness, our ability to make payments on or service our indebtedness and our ability to obtain financing as needed;
•	our indemnification obligations to Honeywell;
•	our ability to retain and recruit qualified personnel;
•	our ability to recruit and retain a new CEO and CFO;
•	our quarterly or annual earnings, or those of other companies in our industry;
•	announcements by us or our competitors of significant acquisitions or dispositions;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	changes in earnings estimates by securities analysts or our ability to meet those estimates;
•	the operating and stock price performance of other comparable companies;
•	investor perception of our Company and our industry;
•	overall market fluctuations unrelated to our operating performance;
•	results from any material litigation or government investigation, including the shareholder litigation filed in the fourth quarter of 2019 and related government investigation;
•	changes in laws and regulations (including tax laws and regulations) affecting our business;
•	changes in capital gains taxes and taxes on dividends affecting stockholders; and
•	general economic conditions and other external factors.

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

We have never declared or paid any cash dividends on our common stock and we currently do not intend to pay cash dividends. We currently expect to retain any future earnings to fund the operation and expansion of our business and restructuring activities associated with the financial and operational review announced in connection with our third quarter earnings results, and payback debt obligations. The Board’s decision regarding any future payment of dividends will depend on the consideration of many factors, including our financial condition, earnings, sufficiency of distributable reserves, opportunities to retain future earnings for use in the operation of our business and to fund future growth, capital requirements, debt service obligations, obligations under the Honeywell Reimbursement Agreement, legal requirements, regulatory constraints and other factors that the Board deems relevant. Additionally, the terms of the indebtedness we incurred in connection with the Spin-Off, obligations under the Honeywell Reimbursement Agreement and other amounts owed to Honeywell under the Transition Services, Tax Matters, Employee Matters, Trademark License and Patent Cross-License Agreements, will limit our ability to pay cash dividends.

Stockholder’s percentage ownership in our Company may be diluted in the future.

A stockholder’s percentage ownership in our Company may be diluted in the future because of common stock-based equity awards that we have granted and expect to grant in the future to our directors, officers and other employees. Prior to completion of the Spin-Off, we approved the 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates, as may be amended from time to time (the “Stock Incentive Plan”) for the benefit of certain of our current and future employees and other service providers, as well as an equity plan for our non-employee directors. In addition, we may issue equity as all or part of the consideration paid for acquisitions and strategic investments that we may make in the future or as necessary to finance our ongoing operations.

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

RESIDEO TECHNOLOGIES, INC.

From time to time, we may opportunistically evaluate and pursue acquisition opportunities, including acquisitions for which the consideration thereof may consist partially or entirely of newly issued shares of our common stock and, therefore, such transactions, if consummated, would dilute the voting power and/or reduce the value of our common stock.

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

RESIDEO TECHNOLOGIES, INC.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

Our corporate headquarters is located in Austin, Texas.

The Products & Solutions segment owns or leases 17 manufacturing sites.  ADI Global Distribution owns or leases 200 stocking locations. There are also 62 other sites owned or leased, including offices and 5 warehouses shared by both segments, and engineering and lab sites used by the Products & Solutions segment. The following table shows the regional distribution of these sites:

	Americas	Asia Pacific	EMEA	India
Sites	148	6	112	18

We also lease or sub-lease one manufacturing site, nine other sites, including offices, engineering, and lab sites and two warehouses from Honeywell. Twenty warehouses are operated by third parties. In addition, Honeywell leases or subleases four manufacturing sites and three other sites, including offices and engineering sites, from us. Honeywell is expected to use certain limited space in certain of our facilities under one or more services agreements.

For information on the lease by our ADI Global Distribution business of an administrative office building in Melville, New York, from Honeywell see Item 13. Certain Relationships and Related Transactions, and Director Independence, in this Form 10-K.

We believe our properties are adequate and suitable for our business as presently conducted and are adequately maintained.

Item 3.	Legal Proceedings

We are subject to various lawsuits, investigations and disputes arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employee matters, intellectual property, and environmental, health and safety matters. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of adverse judgments of outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. We do not currently believe that such matters are material to our results of operations.

RESIDEO TECHNOLOGIES, INC.

In connection with our entry into the Honeywell Reimbursement Agreement, we will be required to make payments to Honeywell in amounts equal to 90% of payments, which include amounts billed, with respect to certain environmental claims, remediation and, to the extent arising after the Spin-Off, hazardous exposure or toxic tort claims, in each case including consequential damages in respect of Honeywell properties contaminated through historical business operations, including the legal and other costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales. See Note 19. Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements.

Between November 8, 2019 and January 7, 2020, four separate purported class action complaints alleging violations of the federal securities laws were filed against the Company, the Company’s CEO Michael Nefkens, and the Company’s former CFO Joseph Ragan, in the United States District Court for the District of Minnesota (the “Minnesota Court”).

On November 8, 2019, the St. Clair County Employees’ Retirement System filed a purported class action complaint in the Minnesota Court styled St. Clair County Employees’ Retirement System v. Resideo Technologies, et. al, 19-cv-02863 (D. Minn Nov. 8, 2020) (the “St. Clair Action”).  The St. Clair Action purports to assert claims on behalf of a class of persons who purchased the Company’s stock between October 29, 2018 and October 22, 2019.  It claims that the Company, Mr. Nefkens, and Mr. Ragan made false and misleading statements regarding, among other things, the Company’s performance, the efficiency of its supply chain, and that it was ahead of schedule in resolving operational and administrative issues resulting from the Spin-Off.  It alleges that the Company’s financial guidance lacked a reasonable basis and the Company was not on track to make its 2019 earnings guidance.   The St. Clair Action asserts claims under section 10b-5 and section 20 of the Exchange Act.

On November 12, 2019, the Hollywood Firefighters’ Pension Fund filed a purported class action complaint in the Minnesota Court styled Hollywood Firefighters’ Pension Fund v. Resideo Technologies, et. al, 19-cv-2889 (D. Minn Nov. 12, 2019) (the “Hollywood Action”).  The Hollywood Action contains similar allegations and claims to those set forth in the St. Clair Action and purports to be asserted on behalf of a plaintiff class that purchased Company stock between October 10, 2018 and October 22, 2019.

On December 20, 2019, the Frampton Living Trust filed a purported class action complaint in the Minnesota Court styled Frampton Living Trust v. Resideo Technologies, et. al, 19-cv-3133 (D. Minn Dec. 20, 2019) (the “Frampton Action”).  The Frampton Action contains similar allegations and claims to those set forth in the previous complaints and purports to be asserted on behalf of a plaintiff class that purchased Company stock between October 10, 2018 and October 22, 2019.

On January 7, 2020, a group of institutional investors, including the Gabelli Asset Fund, filed a purported class action complaint in the Minnesota Court styled The Gabelli Asset Fund, et. al v. Resideo Technologies, et. al, 20-cv-00094 (D. Minn Jan. 7, 2020) (the “Gabelli Action”).  The Gabelli Action contains similar allegations and claims to those set forth in the previous complaints and purports to be asserted on behalf of a plaintiff class that purchased Company stock between October 15, 2018 and October 22, 2019.  The Gabelli Action also asserts purported claims based on Honeywell’s pre-spin conduct and statements and names Honeywell as a defendant.

On January 27, 2020, the Minnesota Court granted an order on a stipulation addressing the various motions for consolidation and appointment of lead plaintiff and lead counsel in the pending actions.  By this ruling, the court consolidated the pending actions into a single proceeding styled In re Resideo Technologies, Inc. Securities Litigation, 19-cv-02889. The court also appointed co-lead plaintiffs and co-lead plaintiffs counsel.  The lead plaintiffs’ deadline to file an amended, consolidated complaint is March 27, 2020.

Item 4.	Mine Safety Disclosures

Not applicable.

RESIDEO TECHNOLOGIES, INC.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “REZI”. On February 21, 2020, there were 39,291 holders of record of our common stock and the closing price of our common stock on the New York Stock Exchange was $10.08 per share. As of February 21, 2020, 122,936,579 shares of our Common Stock and 0 shares of our preferred stock were outstanding.

As described in Item 1, on October 29, 2018, Honeywell completed the separation of Resideo Technologies, Inc. Following the Spin-Off, our authorized capital stock consisted of 700,000,000 shares of common stock, par value $0.001 per share, and 100,000,000 shares of preferred stock, par value $0.001 per share. The Spin-Off is further described in Note 1 to the Consolidated and Combined Financial Statements included in Item 8. of this Form 10-K.

Dividends

We have never declared or paid any cash dividends on our common stock and we currently do not intend to pay cash dividends. We currently expect to retain any future earnings to fund the operation and expansion of our business and pay back debt obligations. The Board’s decision regarding any future payment of dividends will depend on the consideration of many factors, including our financial condition, earnings, sufficiency of distributable reserves, opportunities to retain future earnings for use in the operation of our business and to fund future growth, capital requirements, debt service obligations, obligations under the Honeywell Reimbursement Agreement, legal requirements, regulatory constraints and other factors that the Board deems relevant. Additionally, the terms of the indebtedness we incurred in connection with the Spin-Off, obligations under the Honeywell Reimbursement Agreement and other amounts owed to Honeywell under the Transition Services, Tax Matters, Employee Matters, Trademark License and Patent Cross-License Agreements, will limit our ability to pay cash dividends.

RESIDEO TECHNOLOGIES, INC.

Stock Performance Graph

The following graph shows a comparison through December 31, 2019 of the cumulative total returns for (i) our common stock, (ii) the S&P MidCap 400 Total Return Index and (iii) the S&P 400 Industrials assuming an initial investment of $100 on the Spin-Off date and reinvestment of all dividends. The returns in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

Item 6.	Selected Financial Data

Selected Historical Consolidated and Combined Financial Data

The following tables present certain selected historical consolidated and combined financial information as of and for each of the years in the five-year period ended December 31, 2019. The selected historical consolidated and combined financial data as of December 31, 2019 and 2018, and for each of the years in the three-year period ended December 31, 2019 are derived from our historical audited Consolidated and Combined Financial Statements included elsewhere in this Annual Report. The selected historical combined financial data as of December 31, 2017 and 2016 and for the year ended December 31, 2016 are derived from our historical audited Combined Financial Statements not included in this Annual Report. The selected historical combined financial data as of and for the year ended December 31, 2015, is derived from our historical unaudited combined financial statements not included in this Annual Report.

RESIDEO TECHNOLOGIES, INC.

The selected historical consolidated and combined financial data presented below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical Consolidated and Combined Financial Statements and the accompanying Notes thereto included elsewhere in this Annual Report. For each of the periods presented, our business was wholly owned by Honeywell through October 29, 2018. The financial information included herein may not necessarily reflect our financial position, results of operations and cash flows in the future or what our financial position, results of operations and cash flows would have been had we been an independent, publicly traded company during the periods presented. In addition, for periods prior to our Spin-Off, our historical consolidated and combined financial information does not reflect changes that we have experienced as a result of our separation from Honeywell, including changes in the financing, operations, cost structure and personnel needs of our business. Further, the historical consolidated and combined financial information includes allocations of certain Honeywell corporate expenses, as described in Note 5. Related Party Transactions with Honeywell of the Notes to Consolidated and Combined Financial Statements. We believe the assumptions and methodologies underlying the allocation of these expenses are reasonable. However, such expenses may not be indicative of the actual level of expenses that we would have incurred if we had operated as an independent, publicly traded company or of the costs expected to be incurred in the future.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in millions except share and per share data)
Selected Statement of Operations Information:
Net Revenue	$4,988	$4,827	$4,519	$4,455	$4,154
Net income (loss) (1)	36	405	(394)	177	147
Selected Balance Sheet Information at Year-End:
Total assets	$5,128	$4,972	$4,473	$4,294	$4,096
Long-term obligations	2,032	1,950	723	338	335
Total liabilities	3,526	3,439	1,870	1,420	1,377
Total equity	1,602	1,533	2,603	2,874	2,719
Earnings (Loss) Per Common Share (1)
Basic:	$0.29	$3.31	$(3.22)	$1.44	$1.20
Diluted:	0.29	3.30	(3.22)	1.44	1.20
Weighted Average Common Shares (in thousands) (2)
Basic:	122,722	122,499	122,499	122,499	122,499
Diluted:	123,238	122,624	122,499	122,499	122,499

1)

Net income (loss) attributable to Resideo and Earnings (Loss) Per Common Share for 2018 and 2017 were impacted by U.S. Tax Reform; see Note 9. Income Taxes of Notes to Consolidated and Combined Financial Statements for further details.

2)

On October 29, 2018, the date of consummation of the Spin-Off, 122,498,794 shares of our Common Stock were distributed to Honeywell stockholders of record as of October 16, 2018. Basic and Diluted Earnings (Loss) Per Common Share for all periods prior to the Spin-Off reflect the number of distributed shares, or 122,498,794 shares. For the 2018 year to date calculations, these shares are treated as issued and outstanding from January 1, 2015 for purposes of calculating historical basic earnings per share. No dividends have been paid from October 29, 2018 through December 31, 2019.

RESIDEO TECHNOLOGIES, INC.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions, except per share amounts)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help you understand the results of operations and financial condition of Resideo Technologies, Inc. and its consolidated subsidiaries (“Resideo” or “the Company”, “we”, “us” or “our”) for the three years ended December 31, 2019 and should be read in conjunction with the Consolidated and Combined Financial Statements and the notes thereto contained elsewhere in this Form 10-K.

Overview and Business Trends

We are a leading global provider of products, software solutions and technologies that help homeowners stay connected and in control of their comfort, security and energy use. We manage our business operations through two segments, Products & Solutions and ADI Global Distribution. Our Products & Solutions segment consists of solutions in Comfort, Residential Thermal Solutions (“RTS”) and Security categories and includes temperature and humidity control, thermal, water and air solutions as well as security panels, sensors, peripherals, wire and cable, communications devices, video cameras, awareness solutions, cloud infrastructure, installation and maintenance tools and related software. Our ADI Global Distribution business is the leading wholesale distributor of low-voltage electronic and security products which include intrusion and smart home, fire, video surveillance, access control, power, audio and video, Pro AV, networking, communications, wire and cable, enterprise connectivity and structured wiring.

Our Chief Operating Decision Maker evaluates segment performance based on Segment Adjusted EBITDA. Segment Adjusted EBITDA is defined as segment net income before income taxes, net interest expense (income), depreciation and amortization plus or minus environmental expense, Honeywell Reimbursement Agreement expense, stock compensation expense, restructuring charges, other expense, net and other costs not directly relating to future ongoing business of the segments, such as Spin-Off related costs and consulting fees related to restructuring programs.

We evaluate our results of operations on both an as reported and constant currency basis. The constant currency presentation, which is a non-GAAP financial measure, excludes the impact of fluctuations in foreign currency exchange rates. We believe providing constant currency information provides valuable supplemental information regarding our results of operations, thereby facilitating period-over-period comparisons of the Company’s business performance and is consistent with how management evaluates the Company’s performance. We calculate constant currency percentages by converting both our prior period local currency financial results and current period local currency financial results at a fixed exchange rate and comparing these adjusted amounts. These metrics should be considered in addition to, and not as replacements for, the most comparable measure in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). They should be read in connection with our financial statements presented in accordance with U.S. GAAP.

Our financial performance is influenced by several macro factors such as repair and remodeling activity, residential and non-residential construction, employment rates, and overall macro environment.

During 2019, the Products & Solutions segment experienced flat revenue compared to 2018, with mixed results in the lines of businesses. Security maintained strong growth throughout the year, while Comfort and RTS results decelerated in the second half of the year. Segment adjusted EBITDA was impacted by negative product and channel mix, inventory write-downs, and high product rebates from a contract entered into prior to Spin-Off. The RTS business experienced a slowdown across large original equipment manufacturers (“OEMs”) customers, which included impacts due to recent regulatory changes.  The Comfort business revenue declines were primarily due to lower thermostat sales.

Our ADI Global Distribution business has been further aided by increasing contractor needs for training and technical expertise and increasing demand for same-day ordering. Throughout 2019, the ADI Global Distribution business continued its strong performance, achieving constant currency growth across all regions and expansion in top product lines. ADI Global Distribution accelerated the adoption of digital tools, which is reflected in strong e-commerce growth. ADI Global Distribution continued to expand its footprint, including recent opening and remodeling of branches in Eastern Europe.

RESIDEO TECHNOLOGIES, INC.

Current Period Highlights

Net revenues increased $161 million in 2019 compared to 2018, primarily due to increased volume and price partially offset by foreign exchange translation. Gross profit as a percent of net revenues decreased to 24%, or $176 million, compared to 28% in 2018. The primary drivers to the decrease in gross profit percentage were a 200 bps impact from sales mix changes, 100 bps impact from material and labor inflation and fixed production costs which include inventory write-downs, and 100 bps impact from headquarter allocations previously classified in selling, general and administrative expense in the period prior to the Spin-Off. Net income for 2019 was $36 million compared to $405 million for 2018, which included an income tax benefit of $301 million.

Selling, general and administrative expenses increased by $59 million in 2019 compared to 2018. The increase was driven by Spin-Off related costs, license fees associated with the Trademark License Agreement, restructuring costs, labor cost inflation, legal expenses and impact of acquisitions totaling $146 million. These increases were partially offset by the impact of headquarter cost allocations previously classified in selling, general and administrative expense in the period prior to the Spin-Off, foreign currency translation, and miscellaneous cost reductions totaling $87 million.

We ended 2019 with $122 million in cash and cash equivalents. Net cash provided by operating activities was $23 million for the year.  At December 31, 2019, accounts receivable were $817 million and inventories were $671 million.

Recent Developments

Operational and Financial Review

On October 22, 2019, we announced the commencement of a comprehensive operational and financial review focused on product cost and gross margin improvement, and general and administrative expenses simplification. The review is being overseen by the Strategic and Operational Committee of the board, comprised of independent directors. We have retained industry-recognized experts in supply chain optimization and organizational excellence to assist in the review.

Basis of Presentation

Prior to becoming an independent publicly traded company (the “Spin-Off”) on October 29, 2018, our historical financial statements were prepared on a stand-alone combined basis and were derived from the consolidated financial statements and accounting records of Honeywell.  Accordingly, for periods prior to October 29, 2018, our financial statements are presented on a combined basis and for the periods subsequent to October 29, 2018 are presented on a consolidated basis (collectively, the historical financial statements for all periods presented are referred to as “Consolidated and Combined Financial Statements”).  The Consolidated and Combined Financial Statements have been prepared in accordance with U.S. GAAP. The historical combined financial information prior to the Spin-Off may not be indicative of our future performance and does not necessarily reflect what our consolidated and combined results of operations, financial condition and cash flows would have been had we operated as a separate, publicly traded company during the periods presented, particularly because of changes that we have experienced and may continue to experience as a result of our separation from Honeywell, including changes in the financing, cash management, operations, cost structure and personnel needs of our Company.

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

RESIDEO TECHNOLOGIES, INC.

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

Prior to Spin-Off, our environmental expenses for specified Honeywell properties contaminated through historical business operations (“Honeywell Sites”) now subject to the Honeywell Reimbursement Agreement were reported within other expense, net in our Consolidated and Combined Statement of Operations, which reflect an estimated liability for resolution of pending and future environmental-related liabilities. Prior to the Spin-Off, this estimated liability was calculated as if we were responsible for 100% of the environmental-liability payments associated with certain sites. See Environmental Matters and Honeywell Reimbursement Agreement in Note 19. Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements for additional information.

Components of Operating Results

Our fiscal year ends on December 31. The key elements of our operating results include:

Net Revenue

We manage our global business operations through two reportable segments, Products & Solutions and ADI Global Distribution:

Products & Solutions. We generate the majority of our Products & Solutions net revenue primarily from residential end-markets. Our Products & Solutions segment includes traditional products, as well as connected products, which we define as any device with the capability to be monitored or controlled from a remote location by an end-user or service provider. Our products are sold through a network of distributors (e.g. HVAC, Plumbing, Security, Electrical), OEMs, and service providers such as HVAC contractors, security dealers and plumbers including our ADI Global Distribution business. We also sell some products via retail and online channels.

ADI Global Distribution. We generate revenue through the distribution of low-voltage electronic and security products that are delivered through a comprehensive network of professional contractors, distributors and OEMs, as well as major retailers and online merchants. In addition to our own Security products, ADI Global Distribution distributes products from industry-leading manufacturers, and ADI Global Distribution also carries a line of private label products. We sell these products to contractors that service non-residential and residential end-users. 13% of ADI Global Distribution’s net revenue is supplied by our Products & Solutions Segment. Management estimates that in 2019 approximately two-thirds of ADI Global Distribution’s net revenue was attributed to non-residential end markets and one-third to residential end markets.

Cost of Goods Sold

Products & Solutions: Cost of goods sold includes costs associated with raw materials, assembly, shipping and handling of those products; costs of personnel-related expenses, including pension benefits, and equipment associated with manufacturing support, logistics and quality assurance; costs of certain intangible assets; and costs of research and development. Research and development expense consists primarily of support to existing customers with installed base and enhancements and improvements to existing products, as well as development of new products and product applications.

ADI Global Distribution: Cost of goods sold consists primarily of inventory-related costs and includes labor and personnel-related expenses.

RESIDEO TECHNOLOGIES, INC.

Selling, General and Administrative Expense

Selling, general and administrative expense includes trademark royalty expenses, sales incentives and commissions, professional fees, legal fees, promotional and advertising expenses, and personnel-related expenses, including stock compensation expense and pension benefits. In addition, prior to the Spin-Off, our selling, general and administrative expense included an allocated portion of general corporate expenses.

Other Expense, Net

Other expense, net consists primarily of Honeywell Reimbursement Agreement expenses (partially offset by certain reductions) for certain environmental claims related to approximately 230 sites or groups of sites that are undergoing environmental remediation under U.S. federal or state law and agency oversight for contamination associated with Honeywell historical business operations. Prior to the Spin-Off, other expense, net also included the environmental expenses related to these same sites. For further information see the “Honeywell Reimbursement Agreement” and “Environmental Matters” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Interest Expense

Interest expense consists of interest on our short and long-term obligations, including our senior notes, term credit facility, and revolving credit facility. Interest expense on our obligations includes contractual interest, amortization of the debt discount and amortization of deferred financing costs.

Tax Expense

Provision for income taxes includes both domestic and foreign income taxes at the applicable tax rates adjusted for U.S. taxation of foreign earnings and other non-deductible expenses, research and development tax credits and other permanent differences.

RESIDEO TECHNOLOGIES, INC.

Results of Operations for the Years Ended December 31, 2019, 2018 and 2017

The following table sets forth our selected consolidated and combined statement of operations for the periods presented:

Consolidated and Combined Statement of Operations

(Dollars in millions except share and per share data)

	Years Ended December 31,
	2019	2018	2017
Net revenue	$4,988	$4,827	$4,519
Cost of goods sold	3,798	3,461	3,203
Gross profit	1,190	1,366	1,316
Selling, general and administrative expenses	932	873	871
Operating profit	258	493	445
Other expense, net	118	369	279
Interest expense	69	20	-
Income before taxes	71	104	166
Tax expense (benefit)	35	(301)	560
Net income (loss)	$36	$405	$(394)
Weighted Average Number of Common Shares Outstanding (in thousands)
Basic	122,722	122,499	122,499
Diluted	123,238	122,624	122,499
Earnings (Loss) Per Share
Basic	$0.29	$3.31	$(3.22)
Diluted	$0.29	$3.30	$(3.22)

Net Revenue

	Years Ended December 31,
	2019	2018	2017
Net revenue	$4,988	$4,827	$4,519
% change compared with prior period	3%	7%

The change in net revenue compared to prior period is attributable to the following:

	2019	2018
Volume	3%	4%
Price	2%	2%
Foreign currency translation	(2%)	1%
% change compared with prior period	3%	7%

A discussion of net revenue by segment can be found in the Review of Business Segments section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cost of Goods Sold

	Years Ended December 31,
	2019	2018	2017
Cost of goods sold	$3,798	$3,461	$3,203
% change compared with prior period	10%	8%
Gross profit percentage	24%	28%	29%

RESIDEO TECHNOLOGIES, INC.

2019 compared with 2018

Cost of goods sold for 2019 was $3,798 million, an increase of $337 million, or 10%, from $3,461 million in 2018. This $337 million increase in cost of goods sold was primarily driven by higher revenue in the ADI Global Distribution segment, material and labor inflation and increased production costs including inventory write-downs, changes in sales mix, headquarter allocations previously classified in selling, general and administrative expense in the period prior to the Spin-Off, restructuring costs and Spin-Off related costs totaling $416 million. The increased costs were partially offset by foreign currency translation and savings in other miscellaneous costs of goods sold totaling $79 million.

The primary drivers to the decrease in gross profit percentage were a 200 basis points (“bps”) impact from changes in sales mix, 100 bps impact from material and labor inflation and fixed production costs, and 100 bps impact from headquarter allocations previously classified in selling, general and administrative expense in the period prior to the Spin-Off.

2018 compared with 2017

Cost of goods sold for 2018 was $3,461 million, an increase of $258 million, or 8%, from $3,203 million in 2017. This increase in cost of goods sold was primarily driven by higher revenue in both the ADI Global Distribution and Products & Solutions segments, foreign currency translation, material and labor inflation, and changes in sales mix totaling $258 million.

The decrease in gross profit percentage was primarily driven by a 200 bps impact of net direct material and labor inflation partially offset by 100 bps impact from higher sales prices.

Selling, General and Administrative Expense

	Years Ended December 31,
	2019	2018	2017
Selling, general and administrative expense	$932	$873	$871
% of revenue	19%	18%	19%

2019 compared with 2018

Selling, general and administrative expense for 2019 was $932 million, an increase of $59 million, from $873 million in 2018. The increase was driven by Spin-Off related costs, license fees associated with the Trademark License Agreement, restructuring costs, labor cost inflation, legal expenses, and impact of acquisitions totaling $146 million. These increases were partially offset by headquarter cost allocation now partially classified in cost of goods sold, foreign currency translation, and miscellaneous cost reductions totaling $87 million.

2018 compared with 2017

Selling, general and administrative expense for 2018 was $873 million, essentially flat from $871 million in 2017. The increase was driven by the impact of foreign currency translation totaling $10 million and offset by savings attributed to restructuring actions taken and lower selling costs of $8 million.

Other Expense, Net

	Years Ended December 31,
	2019	2018	2017
Other expense, net	$118	$369	$279

RESIDEO TECHNOLOGIES, INC.

2019 compared with 2018

Other expense, net for 2019 was $118 million, a decrease of $251 million from $369 million in 2018. The decrease is mainly due to lower environmental remediation expense, now subject and presented as Honeywell Reimbursement Agreement expense subsequent to the Spin-Off.

2018 compared with 2017

Other expense, net for 2018 was $369 million, an increase of $90 million from $279 million in 2017. This increase mainly relates to the cost of certain environmental remediation expense.

Tax Expense (Benefit)

	Years Ended December 31,
	2019	2018	2017
Tax expense (benefit)	$35	$(301)	$560
Effective tax rate	48.6%	(289%)	337%

2019 compared with 2018

The effective tax rate increased in 2019 compared to 2018. The increase in effective tax rate was primarily attributable to tax benefits generated in 2018 related to the internal restructuring of Resideo’s business in advance of its anticipated Spin-Off, currency impacts on withholding taxes on undistributed foreign earnings, and adjustments to the provisional tax amount related to U.S. Tax Reform, partially offset by decreases in tax expense related to Global Intangible Low Taxed Income (“GILTI”) and non-deductible expenses.

Non-deductible expenses had a material impact which increased the current effective tax rate by 31.5% and management estimates non-deductible expenses will have a material impact on the future effective tax rate.

2018 compared with 2017

The effective tax rate decreased in 2018 compared to 2017.  The decrease was primarily due to tax benefits attributable to the internal restructuring of our business in advance of its anticipated Spin-Off, adjustments to the provisional tax amount related to U.S. Tax Reform, adjustments to income tax reserves, partially offset by tax expense related to GILTI.

On December 22, 2017, the U.S. enacted H.R.1, formerly known as the Tax Cuts and Jobs Act (“TCJA”), that instituted fundamental changes to the taxation of multinational corporations. The TCJA includes changes to the taxation of foreign earnings by implementing a dividend exemption system, expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. The TCJA also imposed a one-time mandatory transition tax on the historical earnings of foreign affiliates and implemented a territorial-style tax system. Changes to the TCJA provisional charges recorded upon enactment were the primary driver of the decrease in the effective tax rate in 2018. Non-deductible expenses had a material impact on the current effective tax rate and management estimates non-deductible expenses will have a material impact on the future effective tax rate.

Review of Business Segments

Products & Solutions

	2019	2018	% Change	2017	% Change
Total revenue	$2,487	$2,474		$2,379
Less: Intersegment revenue	312	305		337
External revenue	2,175	2,169	0%	2,042	6%
Segment Adjusted EBITDA	$314	$460	(32)%	$409	12%

RESIDEO TECHNOLOGIES, INC.

	2019 vs. 2018		2018 vs. 2017
Factors Contributing to Period-Over-Period Change	Revenue (%)	Segment Adjusted EBITDA (%)	Revenue (%)	Segment Adjusted EBITDA (%)
Constant currency growth (decline)	2%	(29)%	5%	10%
Acquisitions	0%	(1)%	0%	0%
Foreign currency translation	(2)%	(2)%	1%	2%
Total % change	0%	(32)%	6%	12%

2019 compared with 2018

Products & Solutions revenue remained flat driven primarily by the Security business and the first quarter launch of a new residential intrusion security platform, offset by softness in Comfort and RTS product lines. Segment Adjusted EBITDA declined from $460 million to $314 million, or 32%. Segment Adjusted EBITDA was negatively impacted by $181 million from unfavorable product and channel mix, inventory variances, production cost increases including inventory write-downs, high product rebates from a contract entered into prior to the Spin-Off, license fee paid to Honeywell associated with the Trademark License Agreement, and impact of acquisitions. These negative impacts were partially offset by $35 million of profit from increased selling prices, material productivity, and miscellaneous cost reductions.

2018 compared with 2017

Products & Solutions revenue increased by 6% primarily due to an increase in external sales volume and higher prices in the Comfort and RTS product lines, and the impact of favorable currency translation. Segment Adjusted EBITDA increased from $409 million to $460 million, or 12%. Segment Adjusted EBITDA was positively impacted $72 million by volume growth, higher prices, and favorable currency translation. These positive impacts were partially offset by $21 million of inflation net of productivity and adverse product mix.

ADI Global Distribution

	2019	2018	% Change	2017	% Change
External revenue	$2,813	$2,658	6%	$2,477	7%
Segment Adjusted EBITDA	$188	$164	15%	$143	15%

	2019 vs. 2018		2018 vs. 2017
Factors Contributing to Period-Over-Period Change	Revenue (%)	Segment Adjusted EBITDA (%)	Revenue (%)	Segment Adjusted EBITDA (%)
Constant currency growth	7%	16%	6%	15%
Foreign currency translation	(1)%	(1)%	1%	0%
Total % change	6%	15%	7%	15%

RESIDEO TECHNOLOGIES, INC.

2019 compared with 2018

ADI Global Distribution revenue increased 6% on a reported basis, and 7% on a constant currency basis. ADI Global Distribution segment constant currency performance was driven by increased sales volume growth across all regions. Segment Adjusted EBITDA increased from $164 million to $188 million, or 15%. This increase was due to increased volume and productivity, net of inflation which was partially offset by unfavorable foreign exchange rates.

2018 compared with 2017

ADI Global Distribution revenue increased by 7% primarily due to volume growth across all of our key geographic markets. Segment Adjusted EBITDA increased from $143 million to $164 million, or by 15%. This increase was due to increased volume, and productivity, net of inflation.

Restructuring Charges

During the second quarter of 2019, management began a restructuring plan to reduce operating costs and better align our workforce with the needs of the business going forward.  These restructuring actions generated incremental pre-tax savings of $15 million in 2019 compared with 2018 principally from planned workforce reductions. Cash spending related to our restructuring actions was $31 million for the year ended December 31, 2019 and was funded through operating cash flows.

Net restructuring and related expenses were $37 million, $5 million and $23 million for December 31, 2019, 2018 and 2017, respectively, primarily related to severance.

For further discussion of restructuring activities, refer to Note 7. Restructuring Charges of Notes to Consolidated and Combined Financial Statements.

Capital Resources and Liquidity

Our liquidity is primarily dependent on our ability to continue to generate positive cash flows from operations. Additional liquidity may also be provided through access to the financial capital markets and a committed global credit facility. The following is a summary of our liquidity position:

•

As of December 31, 2019, total cash and cash equivalents were $122 million, of which 74% were held by foreign subsidiaries. At December 31, 2019, there were no borrowings and no letters of credit issued under our $350 million Credit Facility.

•

Historically, we have delivered positive cash flows from operations. Operating cash flows from continuing operations were $23 million, $462 million and $37 million for the three years ended December 31, 2019, 2018 and 2017, respectively.

Liquidity

Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects, potential acquisitions of companies or technologies and the expansion of our sales and marketing activities. We believe our existing cash, cash equivalents and credit under our credit facilities are sufficient to meet our capital requirements through at least the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time. We may enter into acquisitions or strategic arrangements in the future which also could require us to seek additional equity or debt financing.

Credit Agreement

On October 25, 2018, we entered into a credit agreement (the “Credit Agreement”), which provides for (i) a seven-year senior secured first-lien term B loan facility in an aggregate principal amount of $475 million (the “Term B Facility”); (ii) a five-year senior secured first-lien term A loan facility in an aggregate principal amount of $350 million (the “Term A Facility” and, together with the Term B Facility, the “Term Loans or “Term Loan Facilities”); and (iii) a five-year senior secured first-lien revolving credit facility in an aggregate principal amount of $350 million (the “Revolving Credit Facility” and, together with the Term Loan Facilities, the “Senior Credit Facilities”).

RESIDEO TECHNOLOGIES, INC.

We incurred indebtedness under the Term Loan Facilities in an aggregate principal amount of approximately $825 million on October 25, 2018, and relied on the Revolving Credit Facility to support working capital needs during the remainder of 2018. As of December 31, 2019, there were no borrowings and no Letters of Credit outstanding under the Revolving Credit Facility.

We are obligated to make quarterly principal payments throughout the term of the Term Loan Facilities according to the amortization provisions in the Credit Agreement. During 2019 we made payments of $22 million. In addition to paying interest on outstanding borrowings under the Revolving Credit Facility, we are required to pay a quarterly commitment fee based on the unused portion of the Revolving Credit Facility. Borrowings under the Credit Agreement can be prepaid at our option without premium or penalty other than a 1.00% prepayment premium that may be payable in connection with certain repricing transactions within a certain period of time after the closing date. Up to $75 million may be utilized under the Revolving Credit Facility for the issuance of letters of credit to the Company or any of our subsidiaries. Letters of credit are available for issuance under the Credit Agreement on terms and conditions customary for financings of this kind, which issuances will reduce the available funds under the Revolving Credit Facility.

The Senior Credit Facilities are subject to an interest rate and interest period which we will elect. If we choose to make a base rate borrowing on an overnight basis, the interest rate will be based on the highest of (1) the rate of interest last quoted by The Wall Street Journal as the “prime rate” in the United States, (2) the greater of the federal funds effective rate and the overnight bank funding rate, plus 0.5% and (3) the one month adjusted LIBOR rate, plus 1.00% per annum. If we choose to make a LIBOR borrowing on a one, two, three or six-month basis, the interest rate will be based on an adjusted LIBOR rate (which shall not be less than zero) based on the interest period for the borrowing. The applicable margin for the Term B Facility is currently 2.25% per annum (for LIBOR loans) and 1.25% per annum (for base rate loans). The applicable margin for each of the Term A Facility and the Revolving Credit Facility varies from 2.25% per annum to 1.75% per annum (for LIBOR loans) and 1.25% to 0.75% per annum (for base rate loans) based on our leverage ratio. Accordingly, the interest rates for the Senior Credit Facilities will fluctuate during the term of the Credit Agreement based on changes in the base rate, LIBOR or future changes in our leverage ratio. Interest payments with respect to the borrowings are required either on a quarterly basis (for base rate loans) or at the end of each interest period (for LIBOR loans) or, if the duration of the applicable interest period exceeds three months, then every three months.

The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends, to make other distributions or redemptions/repurchases, in respect of our and our subsidiaries’ equity interests, to engage in transactions with affiliates or amend certain material documents. In addition, the Credit Agreement also contains financial maintenance and coverage covenants. The Credit Agreement contains customary events of default, including with respect to a failure to make payments under the Senior Credit Facilities, cross-default, certain bankruptcy and insolvency events and customary change of control events.

All obligations under the Senior Credit Facilities are or will be unconditionally guaranteed jointly and severally, by: (a) our Company and (b) substantially all of the direct and indirect wholly owned subsidiaries of our Company that are organized under the laws of the United States, any state thereof or the District of Columbia (collectively, the “Guarantors”). The Guarantors entered into a guarantee under the Credit Agreement concurrently with the effectiveness of the Credit Agreement. Subject to certain limitations, the Senior Credit Facilities are or will be secured on a first priority basis by: (x) a perfected security interest in the equity interests of each direct subsidiary of the Company and each Guarantor under the Senior Credit Facilities (subject to certain customary exceptions) and (y) perfected, security interests in, and mortgages on, substantially all tangible and intangible personal property and material real property of the Company and each of the Guarantors under the Senior Credit Facilities, subject, in each case, to certain exceptions. The Company and the Guarantors entered into security documents concurrently with effectiveness of the Credit Agreement.

RESIDEO TECHNOLOGIES, INC.

In 2018, we incurred approximately $16 million in debt issuance costs related to the Term Loans and $5 million in costs related to the Revolving Credit Facility. The debt issuance costs associated with the Term Loans were recorded as a reduction of the principal balance of the debt, and the Revolving Credit Facility costs were capitalized in Other assets. The issuance costs are being amortized through Interest expense for the duration of each respective debt facility.

On November 26, 2019, the Company entered into a First Amendment to the Credit Agreement (the “Credit Agreement Amendment”). The Credit Agreement Amendment amended the Credit Agreement to, among other things: (i) increase the levels of the maximum consolidated total leverage ratio under the Credit Agreement, to not greater than 5.25 to 1.00 for the quarter ended December 31, 2019, with step-downs to 4.75 to 1.00 starting in the quarter ending December 31, 2020, 4.25 to 1.00 starting in the quarter ending December 31, 2021, and 3.75 to 1.00 starting in the quarter ending December 31, 2022; (ii) increase each applicable interest rate margin on loans outstanding after the first amendment effective date by 25 basis points per annum, to 2.25% per annum (for LIBOR loans) and 1.25% per annum (for alternate base rate “ABR” loans) in respect of the Term B Loan Facility, and based on our leverage ratio, from 2.25% per annum to 1.75% per annum (for LIBOR loans) and 1.25% to 0.75% per annum (for ABR loans) for the Term A Loan Facility and the Revolving Credit Facility; and (iii) modify the defined terms “Consolidated EBITDA” and “Pro Forma Basis” set forth in the Credit Agreement.  In connection with the Credit Agreement Amendment, the Company incurred costs of approximately $4 million. The Term Loan costs were recorded as a reduction of the principal balance of the debt and the Revolving Credit Facility costs were capitalized in Other assets.

Senior Notes

In October of 2018, we issued $400 million in principal amount of 6.125% senior unsecured notes due in 2026 (the "Senior Notes"). The Senior Notes guarantees are unsecured senior debt obligations of the Senior Notes guarantors. The net proceeds from the borrowings under the Senior Credit Facilities and the offering of the Senior Notes were used as part of financing the Spin-Off.

In 2018, we incurred approximately $8 million in debt issuance costs related to the Senior Notes. The debt issuance costs associated with the Senior Notes are recorded as a reduction of the principal balance of the debt.

The interest expense for the Senior Notes and Credit Agreement during the year ended December 31, 2019 and 2018 was $69 million and $13 million, respectively, which includes the amortization of debt issuance cost and debt discounts.

Honeywell Reimbursement Agreement

In connection with the Spin-Off, we entered into the Honeywell Reimbursement Agreement, pursuant to which we have an obligation to make cash payments to Honeywell International Inc. (“Honeywell”) in amounts equal to 90% of payments, which include amounts billed (“payments”), with respect to certain environmental claims, remediation and, following the Spin-Off, hazardous exposure or toxic tort claims, in each case including consequential damages (the “liabilities”) in respect of the Honeywell Sites, including the legal and other costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales (the “recoveries”). The amount payable by us in respect of such liabilities arising in any given year is subject to a cap of $140 million (exclusive of any late payment fees up to 5% per annum). Payments in respect of the liabilities arising in a given year will be made quarterly throughout such year on the basis of an estimate of the liabilities and recoveries provided by Honeywell. Following the end of any such year, Honeywell will provide us with a calculation of the amount of payments and the recoveries actually received. Subject to the aforementioned cap, if the amount of payments (net of recoveries) is greater than the previously provided estimate, we will pay Honeywell the amount of such difference (the “true-up payment”) and, if the amount of the previously provided estimate is greater than the amount of payments (net of recoveries), we will receive a credit in the amount of such difference that will be applied to future payments. If a true-up payment exceeds $30 million, such true-up payment will be made in equal installments, payable on a monthly basis following the date the true-up payment is due.

RESIDEO TECHNOLOGIES, INC.

In addition to the sites under the Honeywell Reimbursement Agreement, we have environmental expense related to sites owned and operated by Resideo (“Resideo Sites”). Prior to the Spin-Off, both of these expenses were combined and were presented as environmental expense. Expenses for environmental matters deemed probable and reasonably estimable were $323 million for the period from January 1, 2018 through October 29, 2018 and $282 million in 2017.

Subsequent to the Spin-Off, environmental expense was $2 million for 2019 and $17 million for the period October 30, 2018 through December 31, 2018 and Honeywell Reimbursement Agreement expense was $108 million for 2019 and $49 million for the period October 30, 2018 through December 31, 2018.

See Note 19. Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements for further discussion.

Cash Flow Summary for the Years Ended December 31, 2019, 2018 and 2017

Our cash flows from operating, investing and financing activities for the years ended December 31, 2019, 2018 and 2017, as reflected in the audited Consolidated and Combined Financial Statements are summarized as follows:

	Years Ended December 31,
	2019	2018	2017
Cash provided by (used for):
Operating activities	$23	$462	$37
Investing activities	(112)	(74)	(51)
Financing activities	(53)	(167)	21
Effect of exchange rate changes on cash	(1)	(12)	2
Net (decrease) increase in cash and cash equivalents	$(143)	$209	$9

2019 compared with 2018

Cash provided by operating activities for 2019 decreased by $439 million, due to lower net income of $369 million and a decrease in accounts payable and accruals, which includes the Honeywell Reimbursement Agreement liability of $553 million, offset by a favorable change in $298 million in deferred taxes and a $197 million reduction in inventory and accounts receivable.

Cash used for investing activities for 2019 increased by $38 million, primarily due to an increase of $17 million cash paid for acquisitions, an increase of $14 million cash paid for capital expenditures, and a decrease of $7 million in proceeds received related to amounts due from related parties.

Cash used for financing activities for 2019 decreased by $114 million. The decrease in usage was primarily due to the Spin-Off.  Cash used for 2019 primarily consisted of $22 million of repayment of long-term debt and $24 million of non-operating obligations from Honeywell, net. Cash used for financing activities in 2018 primarily consisted of a $1.4 billion distribution to Honeywell in connection with the Spin-Off partially offset by $1.2 billion in proceeds received on long-term debt.

2018 compared with 2017

Cash provided by operating activities for 2018 increased by $425 million, primarily due to higher payments for income taxes of approximately $233 million in 2017 due to expenses related to U.S. Tax Reform. Cash from operating activities also increased due to a decrease in net working capital driven primarily by an increase in accounts payable due to timing of payments under our Transition Services Agreement (“TSA”) with Honeywell, partially offset by an increase in inventory related to new product lines and increased sales.

Cash used for investing activities increased by $23 million, primarily due to an increase in expenditures on property, plant and equipment and software related to becoming an independent company.

RESIDEO TECHNOLOGIES, INC.

Cash used for financing activities increased by $188 million. The increase in usage was primarily due to a $1.4 billion distribution to Honeywell in connection with Spin-Off partially offset by $1.2 billion in proceeds received on long-term debt.

Contractual Obligations and Probable Liability Payments

Following is a summary of our significant contractual obligations and probable liability payments at December 31, 2019:

	Payments by Period
	Total (1)	2020	2021- 2022	2023- 2024	Thereafter
	(Dollars in millions)
Long-term debt (2)	$1,203	$22	$97	$237	$847
Interest payments on long-term debt (3)	335	60	114	96	65
Honeywell Reimbursement Agreement payments (4)	585	140	280	165	-
Estimated environmental liability payments (5)	22	3	3	3	13
Minimum operating lease payments	166	38	64	34	30
Purchase obligations (6)	554	286	260	8	-
	$2,865	$549	$818	$543	$955

1)	The table excludes tax liability payments, including those for unrecognized tax benefits. See Note 9. Income Taxes of Notes to Consolidated and Combined Financial Statements.
2)	Assumes all long-term debt is outstanding until scheduled maturity.
3)	Interest payments are estimated based on the interest rate applicable as of December 31, 2019.
4)

In connection with the Spin-Off, we entered into the Honeywell Reimbursement Agreement with Honeywell. As of December 31, 2019, $585 million was deemed probable and reasonably estimable, however, it is possible we could pay $140 million per year (exclusive of any late payment fees up to 5% per annum) until the earlier of: (1) December 31, 2043; or (2) December 31 of the third consecutive year during which the annual reimbursement obligation (including in respect of deferred payment amounts) has been less than $25 million. For further discussion on the Honeywell Reimbursement Agreement refer to Note 19. Commitments and Contingencies of Notes to Consolidated and Combined Financial  Statements.

5)	Represents estimated environmental liability payments for sites which we own and are directly responsible for.
6)	Purchase obligations are entered into with various vendors in the normal course of business and are consistent with our expected requirements.

Capital Expenditures

We believe our capital spending in recent years has been sufficient to maintain efficient production capacity, to implement important product and process redesigns and to expand capacity to meet increased demand. Productivity projects have freed up capacity in our manufacturing facilities and are expected to continue to do so. We expect to continue investing to expand and modernize our existing facilities and to create capacity for new product development. Capital expenditures for 2020 are expected to be $70 million to $80 million excluding any potential capital expenditures related to the operational and financial review.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, net revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

RESIDEO TECHNOLOGIES, INC.

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

In the sale of products, the terms of a contract or the historical business practice can give rise to variable consideration due to, but not limited to, discounts, bonuses, and the right of return. The Company estimates variable consideration at the most likely amount that will be received from customers and reduces revenues recognized accordingly. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to the Company.

Environmental — We accrue costs related to environmental matters for our Resideo Sites for which we are directly responsible when it is probable that we have incurred a liability related to a contaminated site and the amount can be reasonably estimated. Environmental-related expenses are for our owned sites presented within Cost of goods sold for operating sites in the Consolidated and Combined Statement of Operations. Prior to the Spin-Off, Honeywell Sites now under the Honeywell Reimbursement Agreement were presented within Other expense. For additional information, see Note 19. Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements included herein for additional detail.

Honeywell Reimbursement Agreement — In connection with the Spin-Off, we entered into the Honeywell Reimbursement Agreement, pursuant to which we have an obligation to make cash payments to Honeywell in amounts equal to 90% of payments, which include amounts billed, with respect to certain environmental claims, remediation and, to the extent arising after the Spin-Off, hazardous exposure or toxic tort claims, in each case, including consequential damages (the “liabilities”) in respect of the Honeywell Sites, including the legal and other costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales. The amount payable by us in respect of such liabilities arising in any given year is subject to a cap of $140 million (exclusive of any late payment fees up to 5% per annum).

Through the Honeywell Reimbursement Agreement, we are subject to a number of environmental claims, remediation and, to the extent arising after the Spin-Off, hazardous exposure or toxic tort claims. We continually assess the likelihood of any adverse judgments or outcomes related to the Honeywell Reimbursement Agreement, as well as potential amounts or ranges of probable losses, and recognize a liability, if any, for these contingencies based on a thorough analysis of each matter with the assistance of outside legal counsel and Honeywell, and, if applicable, other experts. Such analysis includes making judgments concerning matters such as the costs associated with environmental matters, the outcome of negotiations, the number and cost of pending and future claims related to the sites covered by the Honeywell Reimbursement Agreement, and the impact of evidentiary requirements. Because most contingencies are resolved over long periods of time, we do not currently possess sufficient information to reasonably estimate the amounts of the Honeywell Reimbursement Agreement liabilities to be recorded upon future completion of studies, litigations or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined. Expenses related to the indemnification are presented within Other expense, net in the Consolidated and Combined Statement of Operations. See Note 19. Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements for a discussion of management’s judgment applied in the recognition and measurement of our environmental liabilities.

RESIDEO TECHNOLOGIES, INC.

Goodwill — We perform goodwill impairment testing annually on October 1st of each year or more frequently if indicators of potential impairment exist. The goodwill impairment test is performed at the reporting unit level. We have two reporting units, Products & Solutions and ADI Global Distribution. In determining if goodwill is impaired, we compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value provided the loss recognized does not exceed the total amount of goodwill allocated to that reporting unit.

For the 2019 annual impairment test, we determined the fair value of each reporting unit using a weighting of fair values derived from the income approach and the market approach.  Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management’s estimates of operating results, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business’s ability to execute on the projected cash flows. The terminal value is estimated using a constant growth method which requires an assumption about the expected long-term growth rate. The estimates are based on historical data and experience, industry projections, economic conditions, and management’s expectations.  Under the market approach, we estimate the fair value based on market multiples of cash flow and earnings derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit and considering a reasonable control premium. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates.

We believe the estimates and assumptions used in the calculations are reasonable. However, if there was an adverse change in the facts and circumstances, then an impairment charge may be necessary in the future. Specifically, the fair value of our Products & Solutions reporting unit, with goodwill of approximately $2,004 million, exceeded its carrying value by 10% and therefore is highly sensitive to adverse changes in the facts and circumstances that could result in a possible future impairment. Should the fair value of the Company’s reporting units fall below its carrying amount because of reduced operating performance, market declines, changes in the discount rate, or other conditions, charges for impairment may be necessary. The Company monitors its reporting units to determine if there is an indicator of potential impairment.

Income Taxes — Our provision for income tax expense is based on our income, the statutory tax rates and other provisions of the tax laws applicable to us in each of the various jurisdictions in which we conduct business. These laws are complex, and their application to our facts is at times open to interpretation. The process of determining our consolidated and combined income tax expense includes significant judgments and estimates, including judgments regarding the interpretation of those laws. Our provision for income taxes and our deferred tax assets and liabilities incorporate those judgments and estimates and reflect management’s best estimate of current and future income taxes to be paid.

Deferred tax assets and liabilities relate to temporary differences between the financial reporting and income tax bases of our assets and liabilities, as well as the impact of tax loss carryforwards or carrybacks. Deferred income tax expense or benefit represents the expected increase or decrease to future tax payments as these temporary differences reverse over time. Deferred tax assets are specific to the jurisdiction in which they arise and are recognized subject to management’s judgment that realization of those assets is “more likely than not.” In making decisions regarding our ability to realize tax assets, we evaluate all positive and negative evidence, including projected future taxable income, taxable income in carryback periods, expected reversal of deferred tax liabilities, and the implementation of available tax planning strategies.

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

RESIDEO TECHNOLOGIES, INC.

Pension — We have defined benefit plans covering certain employees. The benefits are accrued over the employees’ service periods. We use actuarial methods and assumptions in the valuation of defined benefit obligations and the determination of net periodic pension income or expense. Differences between actual and expected results or changes in the value of defined benefit obligations and plan assets, if any, are not recognized in earnings as they occur but rather systematically over subsequent periods when net actuarial gains or losses are in excess of 10% of the greater of the fair value of plan assets or the plan’s projected benefit obligation.

A 25 basis point increase in the discount rate would result in a decrease of approximately $6.4 million to the net periodic benefit cost for 2019, while a 25 basis point decrease in the discount rate would result in an increase of approximately $7.9 million. The resulting impact on the pension benefit obligation would be a decrease of $18.7 million and an increase of $20.6 million, respectively.

Other Matters

Litigation, Environmental Matters and the Honeywell Reimbursement Agreement

See Note 19. Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements for a discussion of environmental and other litigation matters.

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

Interest Rate Risk

As of December 31, 2019, $803 million of our total debt of $1,203 million carried variable interest rates, including the effect of pay variable interest rate swaps, if any. The fair market values of our fixed-rate financial instruments are sensitive to changes in interest rates. At December 31, 2019, an increase or decrease of 100 basis points on our Term Loans would have approximately an $8 million impact on our annual interest expense on long-term debt.

Foreign Currency Exchange Rate Risk

We are exposed to market risks from changes in currency exchange rates. While we primarily transact with customers in the U.S. Dollar, we also transact in foreign currencies, primarily including the Euro, British Pound, Canadian Dollar, and Czech Koruna. These exposures may impact total assets, liabilities, future earnings and/or operating cash flows. Our exposure to market risk for changes in foreign currency exchange rates arises from transactions arising from international trade, foreign currency denominated monetary assets and liabilities, and international financing activities between subsidiaries. We rely primarily on natural offsets to address our exposures and may supplement this approach from time to time by entering into forward and option hedging contracts. As of December 31, 2019, we have no outstanding hedging arrangements.

Commodity Price Risk

While we are exposed to commodity price risk, we attempt to pass through significant changes in component and raw material costs to our customers based on the contractual terms of our arrangements. In limited situations, we may not be fully compensated for such changes in costs.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Resideo Technologies, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Resideo Technologies, Inc.   (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 27, 2020, expressed an unqualified opinion on those consolidated financial statements and included explanatory paragraphs relating to expense allocations for certain corporate functions historically provided by Honeywell International, Inc. and the Company's adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842).

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Minneapolis Minnesota

February 27, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Resideo Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Resideo Technologies, Inc. (the "Company") as of December 31, 2019 and 2018, the related consolidated and combined statements of operations, comprehensive income (loss), cash flows, and equity, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Emphasis of a Matter

As described in Note 1 to the financial statements, prior to the Spin-Off, the accompanying financial statements were derived from the separate records maintained by Honeywell International, Inc. ("Honeywell"). The financial statements also include expense allocations for certain corporate functions historically provided by Honeywell. These allocations may not be reflective of the actual expense that would have been incurred had the Company operated as a separate entity apart from Honeywell. A summary of transactions with related parties is included in Note 5 to the financial statements.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company adopted ASU No. 2016-02, Leases (Topic 842), effective January 1, 2019, and applied the changes prospectively as of the adoption date.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Honeywell Reimbursement Agreement — Refer to Note 19 to the financial statements

Critical Audit Matter Description

In connection with the Spin-Off, the Company entered into the Honeywell Reimbursement Agreement (the “Reimbursement Agreement”), pursuant to which the Company has an obligation to make cash payments to Honeywell with respect to certain environmental claims associated with specified properties contaminated through historical business operations. The Company’s obligation is equal to 90% of payments for certain Honeywell environmental liability payments, less 90% of Honeywell's net insurance receipts plus certain other recoveries relating to such liabilities, as defined by the Reimbursement Agreement. The amount payable by the Company under this agreement is subject to an annual limit of $140 million.

The Company records its obligation under the Reimbursement Agreement based on the underlying environmental remediation liabilities of Honeywell which are recorded when a remediation liability is determined to be probable and the related costs can be reasonably estimated. The determination of the amount of future costs associated with environmental remediation requires judgments and estimates by management. Furthermore, information the Company uses to evaluate the estimates is obtained from Honeywell under the terms of the Reimbursement Agreement.

Given the subjectivity in estimating the remediation costs for environmental matters and judgments made by management related to those estimates, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions, requires a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s obligation under the Reimbursement Agreement and evaluation of the Company’s evidence supporting its estimates included the following, among others:

•

We tested the effectiveness of controls related to remediation costs for environmental matters, including management’s controls over the recording of and changes to the liability for the Company’s obligations under the Reimbursement Agreement.

•	We read the Reimbursement Agreement and evaluated the Company’s compliance with it to the extent it has the potential to affect the Company’s related liability.
•	We performed searches of third-party sources to identify potential liabilities related to the specified sites that may not have been included in the estimates.
•	We tested the completeness and accuracy of the recognition of its liability for obligations under the Reimbursement Agreement through the following procedures:
-

For a selection of incremental charges to the Honeywell Environmental liability (increases), we obtained supporting documentation related to the sufficiency of the liability from management, including but not limited to regulatory records of decision, feasibility studies, and third-party engineering estimates.

-	For a selection of payments related to the Honeywell Environmental liability (decreases), we obtained supporting documentation related to the original invoice and proof of payment.
-	We made inquiries of internal and external legal counsel regarding environmental matters.
-	We monitored external news sources and conducted a public domain search to assess the completeness of the liabilities.

Goodwill - Refer to Note 13 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using income and market approaches. The determination of the fair value using an income approach involves the use of a discounted cash flow model that requires management to make estimates and assumptions related to future revenues and expenses, projected capital expenditures, changes in working capital cash flows, long-term growth rates, and discount rates. The determination of the fair value using the market approach requires management to make assumptions related to earnings before interest, taxes, depreciation, and amortization (EBITDA) multiples. The goodwill balance was $2,642 million as of December 31, 2019, of which $2,006 million related to the Products and Solutions reporting unit. The fair value of the Products and Solutions reporting unit exceeded its carrying value by 10% as of the measurement date and, therefore, no impairment was recognized.

Given the judgments made by management to estimate the fair value of the Products and Solutions reporting units and the difference between their fair value and carrying value, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenues and expenses, projected capital expenditures, changes in working capital cash flow, EBITDA multiples, as well as the selection of the long-term growth rate and discount rate, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related estimates and assumptions for certain reporting units included the following, among others:

•

We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the forecasts of future revenues and expenses, projected capital expenditures, changes in working capital cash flow, EBITDA multiples, and the selection of the long-term growth rate and discount rate.

•

We evaluated management’s ability to accurately forecast future revenues and operating expenses, capital expenditures, and working capital needs by comparing actual results to management’s historical forecasts.

•

We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in Company press releases, analyst and industry reports for the Company and companies in its peer group.

•

With the assistance of our fair value specialists, we evaluated the EBITDA multiples used in estimating fair value, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to its guideline peer companies.

•

With the assistance of our fair value specialists, we evaluated the discount rate, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rate selected by management.

•

With the assistance of our fair value specialists, we evaluated the long-term growth rate by comparing management’s selected long-term growth rate to external data and a range of independent estimates.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

February 27, 2020

We have served as the Company's auditor since 2018.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS

(Dollars in millions except share and per share data)

	Years Ended December 31,
	2019	2018	2017
Net revenue	$4,988	$4,827	$4,519
Cost of goods sold	3,798	3,461	3,203
Gross profit	1,190	1,366	1,316
Selling, general and administrative expenses	932	873	871
Operating profit	258	493	445
Other expense, net	118	369	279
Interest expense	69	20	-
Income before taxes	71	104	166
Tax expense (benefit)	35	(301)	560
Net income (loss)	$36	$405	$(394)
Weighted Average Number of Common Shares Outstanding (in thousands)
Basic	122,722	122,499	122,499
Diluted	123,238	122,624	122,499
Earnings (Loss) Per Share
Basic	$0.29	$3.31	$(3.22)
Diluted	$0.29	$3.30	$(3.22)

The Notes to Consolidated and Combined Financial Statements are an integral part of this statement.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED AND COMBINED

STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions except share and per share data)

	Years Ended December 31,
	2019	2018	2017
Net income (loss)	$36	$405	$(394)
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	(2)	(77)	69
Pension actuarial loss	(3)	(7)	-
Total other comprehensive income (loss), net of tax	(5)	(84)	69
Comprehensive income (loss)	$31	$321	$(325)

The Notes to Consolidated and Combined Financial Statements are an integral part of this statement.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET

(Dollars in millions, shares in thousands)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$122	$265
Accounts receivables – net	817	821
Inventories – net	671	628
Other current assets	175	95
Total current assets	1,785	1,809
Property, plant and equipment – net	316	300
Goodwill	2,642	2,634
Other intangible assets – net	127	133
Other assets	258	96
Total assets	$5,128	$4,972
LIABILITIES
Current liabilities:
Accounts payable	$920	$964
Current maturities of long-term debt	22	22
Accrued liabilities	552	503
Total current liabilities	1,494	1,489
Long-term debt	1,158	1,179
Obligations payable to Honeywell	594	629
Other liabilities	280	142
COMMITMENTS AND CONTINGENCIES (Note 19)
EQUITY
Common stock, $0.001 par value, 700,000 shares authorized, 123,488 and 122,873 shares issued and outstanding as of December 31, 2019, 122,967 and 122,499 shares issued and outstanding as of December 31, 2018, respectively	-	-
Additional paid-in capital	1,761	1,720
Treasury stock, at cost	(3)	-
Retained earnings	38	2
Accumulated other comprehensive (loss)	(194)	(189)
Total equity	1,602	1,533
Total liabilities and equity	$5,128	$4,972

The Notes to Consolidated and Combined Financial Statements are an integral part of this statement.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED AND COMBINED STATEMENT OF CASH FLOW

(Dollars in millions except share and per share data)

	Years Ended December 31,
	2019	2018	2017
Cash flows provided by operating activities:
Net income (loss)	$36	$405	$(394)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	80	66	67
Restructuring charges, net of payments	6	(4)	6
Stock compensation expense	25	20	16
Deferred income taxes	(25)	(323)	297
Other	18	22	19
Changes in assets and liabilities:
Accounts receivables	7	(62)	(31)
Inventories – net	(44)	(172)	(17)
Other current assets	(53)	(27)	(17)
Other assets	(15)	(4)	-
Accounts payable	(38)	231	11
Accrued liabilities	22	65	(5)
Obligations payable to Honeywell	(35)	24	-
Other liabilities	39	221	85
Net cash provided by operating activities	23	462	37
Cash flows used for investing activities:
Expenditures for property, plant, equipment and software	(95)	(81)	(51)
Cash paid for acquisitions, net of cash acquired	(17)	-	-
Other	-	7	-
Net cash used for investing activities	(112)	(74)	(51)
Cash flows (used for) provided by financing activities:
Proceeds from long-term debt	-	1,225	-
Payment of debt facility issuance and modification costs	(4)	(29)	-
Repayment of long-term debt	(22)	-	-
Distribution to Honeywell in connection with Spin-Off	-	(1,415)	-
Net increase in invested equity	-	39	19
Non-operating obligations from Honeywell, net	(24)	26	-
Other	(3)	(13)	2
Net cash (used for) provided by financing activities	(53)	(167)	21
Effect of foreign exchange rate changes on cash and cash equivalents	(1)	(12)	2
Net (decrease) increase in cash and cash equivalents	(143)	209	9
Cash and cash equivalents at beginning of period	265	56	47
Cash and cash equivalents at end of period	$122	$265	$56
Supplemental cash flow information:
Interest paid	$72	$-	$-
Income taxes paid (net of refunds)	$86	$28	$261
Capital expenditures in accounts payable	$16	$23	$14

The Notes to Consolidated and Combined Financial Statements are an integral part of this statement.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED AND COMBINED STATEMENT OF EQUITY

(Dollars in millions, shares in thousands)

	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid- In Capital	Retained Earnings	Invested Equity	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2016	-	-	$-	$-	$-	$-	$3,043	$(169)	$2,874
Net loss	-	-	-	-	-	-	(394)	-	(394)
Other comprehensive income, net of tax	-	-	-	-	-	-	-	69	69
Change in invested equity	-	-	-	-	-	-	54	-	54
Balance at December 31, 2017	-	-	-	-	-	-	2,703	(100)	2,603
Net income	-	-	-	-	-	2	403	-	405
Other comprehensive (loss), net of tax	-	-	-	-	-	-	-	(84)	(84)
Change in invested equity	-	-	-	-	-	-	(1,398)	-	(1,398)
Issuance of common stock and reclassification of invested equity	122,499	468	-	-	1,713	-	(1,708)	(5)	-
Stock-based compensation	-	-	-	-	4	-	-	-	4
Other	-	-	-	-	3	-	-	-	3
Balance at December 31, 2018	122,499	468	-	-	1,720	2	-	(189)	1,533
Net income	-	-	-	-	-	36	-	-	36
Other comprehensive (loss), net of tax	-	-	-	-	-	-	-	(5)	(5)
Issuance of common stock, net of shares withheld for employee taxes	374	147	-	(3)	-	-	-	-	(3)
Stock-based compensation	-	-	-	-	25	-	-	-	25
Adjustments due to Spin-Off	-	-	-	-	16	-	-	-	16
Balance at December 31, 2019	122,873	615	$-	$(3)	$1,761	$38	$-	$(194)	$1,602

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

In connection with the separation, Resideo and Honeywell entered into a Honeywell Reimbursement Agreement (as defined in Note 19. Commitments and Contingencies), a Separation and Distribution Agreement, an Employee Matters Agreement, a Tax Matters Agreement, a Transition Services Agreement, a Trademark License Agreement and a Patent Cross-License Agreement. The agreements govern the relationship between Resideo and Honeywell following the separation and provide for the allocation of various assets, liabilities, rights and obligations. These agreements also include arrangements for transition services to be provided by Honeywell to Resideo and by Resideo to Honeywell.

Basis of Presentation

Prior to the Spin-Off, the Company’s historical financial statements were prepared on a stand-alone combined basis and were derived from the consolidated financial statements and accounting records of Honeywell. Accordingly, for periods prior to October 29, 2018, these financial statements are presented on a combined basis and for the periods subsequent to October 29, 2018 are presented on a consolidated basis (collectively, the historical financial statements for all periods presented are referred to as “Consolidated and Combined Financial Statements”). The Consolidated and Combined Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

The Combined Financial Statements prior to the Spin-Off include certain assets and liabilities that have historically been held at Honeywell corporate level but were specifically identifiable or otherwise attributable to the Company. The cash and cash equivalents held by Honeywell at the corporate level were not specifically identifiable to the Company and therefore were not attributed for any of the periods presented. Honeywell third-party debt and the related interest expense were not allocated for any of the periods presented as Honeywell’s borrowings were not directly attributable to the company. In periods subsequent to the Spin-Off, we have made and may continue to make adjustments to balances transferred at the Spin-Off, including adjustments to the classification of assets or liabilities transferred. Any such adjustments are recorded directly to equity in Adjustments due to the Spin-Off and are considered immaterial.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

Prior to the Spin-Off, Honeywell provided certain services, such as legal, accounting, information technology, human resources and other infrastructure support, on behalf of the Company. The cost of these services has been allocated to the Company on the basis of the proportion of net revenue. The Company and Honeywell consider these allocations to be a reasonable reflection of the benefits received by the Company. However, the financial information presented in these Consolidated and Combined Financial Statements may not reflect the consolidated and combined financial position, operating results and cash flows of the Company had the Company been a separate stand-alone entity during the periods presented. Actual costs that would have been incurred if the Company had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. Both Resideo and Honeywell consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefits received by the Company during the periods presented. After the Spin-Off, a number of the above services have continued under a Transition Service Agreement with Honeywell, which the Company expenses as incurred based on the contractual pricing terms.

Note 2. Summary of Significant Accounting Policies

Accounting Principles—The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The following is a description of Resideo’s significant accounting policies.

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

Accounts Receivables and Allowance for Doubtful Accounts—Trade accounts receivable are recorded at the invoiced amount as a result of transactions with customers. The Company maintains allowances for doubtful accounts for estimated losses as a result of customers’ inability to make required payments. The Company estimates anticipated losses from doubtful accounts based on days past due as measured from the contractual due date and historical collection history. The Company also takes into consideration changes in economic conditions that may not be reflected in historical trends, for example customers in bankruptcy, liquidation or reorganization. Receivables are written-off against the allowance for doubtful accounts when they are determined to be uncollectible. Such determination includes analysis and consideration of the particular conditions of the account, including time intervals since last collection, customer performance against agreed upon payment plans, solvency of customer and any bankruptcy proceedings.

Inventories—Inventories in the Products & Solutions business are stated at the lower of cost or net realizable value, determined on a first-in, first-out basis, including direct material costs and direct and indirect manufacturing costs, or net realizable value. Inventories in the ADI Global Distribution business are stated at average cost. Reserves are maintained for obsolete, inactive and surplus items.

Property, Plant and Equipment—Property, plant and equipment are recorded at cost, less accumulated depreciation. For financial reporting, the straight-line method of depreciation is used over the estimated useful lives of 10 to 50 years for buildings and improvements, 3 to 16 years for machinery and equipment and 3 to 10 years for tooling equipment.

Goodwill—The Company performs goodwill impairment testing annually, on October 1st of each year or more frequently if indicators of potential impairment exist. The goodwill impairment test is performed at the reporting unit level. The Company has two reporting units, Products & Solutions and ADI Global Distribution. The Company performs its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value provided the loss recognized does not exceed the total amount of goodwill allocated to that reporting unit.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. For the 2019 annual impairment test, the Company used a weighting of fair values derived from the income approach and market approach.   Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. The income approach requires the exercise of significant judgment, including judgment about the amount and timing of expected future cash flows, assumed terminal value and appropriate discount rates. Under the market approach, the Company utilizes the public company guideline method.  As a corroborative source of information, the Company reconciles the estimated fair value of its reporting units to within a reasonable range of its market capitalization, which includes an assumed control premium to verify the reasonableness of the fair value of its reporting units.

The Company believes the estimates and assumptions used in the calculations are reasonable. However, if there was an adverse change in the facts and circumstances, then an impairment charge may be necessary in the future. Specifically, the fair value of our Products reporting unit, with goodwill of approximately $2,004 million, exceeded its carrying value by 10% and therefore is highly sensitive to adverse changes in the facts and circumstances that could result in a possible future impairment. Should the fair value of the Company’s reporting units fall below its carrying amount because of reduced operating performance, market declines, changes in the discount rate, or other conditions, charges for impairment may be necessary. The Company monitors its reporting units to determine if there is an indicator of potential impairment.

Other Intangible Assets and Long-lived Assets—Other intangible assets with determinable lives consist of customer lists, technology, patents and trademarks and software intangibles and are amortized over their estimated useful lives, ranging from 3 to 15 years.  They are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable.  Recoverability of long-lived assets are measured by comparison of the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

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

Since an implicit rate of return is not readily determinable for the Company's leases, an incremental borrowing rate is used in determining the present value of lease payments and is calculated based on information available at the lease commencement date.  The incremental borrowing rate is determined using a portfolio approach based on the rate of interest the Company would have to pay to borrow funds on a collateralized basis over a similar term. The Company references a market yield curve consistent with the Company's credit rating which is risk-adjusted to approximate a collateralized rate in the currency of the lease. These rates are updated on a quarterly basis for measurement of new lease obligations. Most leases include renewal options; however, generally it is not reasonably certain that these options will be exercised at lease commencement. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recognized on the Company’s balance sheet. The Company does not separate lease and non-lease components for its real estate and automobile leases.

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

The Company adopted the revenue recognition standard ASC 606 as of January 1, 2018 (see Note 6. Revenue Recognition). Prior to adoption, product and service revenues were recognized when there was evidence of a sales agreement, delivery of goods had occurred or services had been rendered, the sales price was fixed or determinable, and the collectability of revenue was reasonably assured. Service sales, principally representing network subscription services, were recognized over the contractual period or as services were rendered. Revenues from contracts with multiple element arrangements were recognized as each element was earned based on the relative fair value of each element provided the delivered elements had value to customers on a stand-alone basis. Amounts allocated to each element were based on its objectively determined fair value, such as the sales price for the product or service when it was sold separately or competitor prices for similar products or services.

Sales incentives and allowances were recognized as a reduction to revenue at the time of the related sale.

Sales, use and value added taxes collected by the Company and remitted to various government authorities were not recognized as revenues and are reported on a net basis.

Shipping and handling fees billed to customers were included in Cost of goods sold.

Royalty—In connection with the Spin-Off, the Company and Honeywell entered into a 40-year Trademark License Agreement (“the Trademark Agreement”) that authorizes the Company’s use of certain licensed trademarks in the operation of Resideo’s business for the advertising, sale and distribution of certain licensed products. In exchange, the Company pays a royalty fee of 1.5% of net revenue of the licensed products to Honeywell which is recorded in Selling, general and administrative expense on the Consolidated and Combined Statement of Operations.

Environmental—The Company accrues costs related to environmental matters when it is probable that it has incurred a liability related to a contaminated site and the amount can be reasonably estimated. Environmental costs for our owned sites are presented within Cost of goods sold for operating sites. Prior to the Spin-off, sites now under the Honeywell Reimbursement Agreement were presented within Other expense, net in the Consolidated and Combined Statement of Operations. For additional information, see Note 19. Commitments and Contingencies.

Honeywell Reimbursement Agreement—In connection with the Spin-Off, the Company entered into an Indemnification and Reimbursement Agreement with Honeywell (the “Honeywell Reimbursement Agreement”) on October 14, 2018, pursuant to which it has an obligation to make cash payments to Honeywell in amounts equal to 90% of payments, which include amounts billed, with respect to certain environmental claims, remediation and, to the extent arising after the Spin-Off, hazardous exposure or toxic tort claims, in each case, including consequential damages (the “liabilities”) in respect of specified Honeywell properties contaminated through historical business operations prior to the Spin-Off (“Honeywell Sites”), including the legal and other costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales. The amount payable in respect of such liabilities arising in any given year is subject to a cap of $140 million (exclusive of any late payment fees up to 5% per annum). Honeywell reimbursement agreement expenses are presented within Other expense, net in the Consolidated and Combined Statement of Operations and within Accrued liabilities and Obligations payable to Honeywell in the Consolidated and Combined Balance Sheet. For additional information, see Note 19. Commitments and Contingencies.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

Tax Indemnification Agreement—The Tax Matters Agreement provides that Resideo is required to indemnify Honeywell for any taxes (and reasonable expenses) resulting from the failure of the Spin-Off and related internal transactions to qualify for their intended tax treatment under U.S. federal, state and local income tax law, as well as foreign tax law, where such taxes result from (a) breaches of covenants and representations we make and agree to in connection with the Spin-Off, (b) the application of certain provisions of U.S. federal income tax law to these transactions or (c) any other action or omission (other than actions expressly required or permitted by the Separation and Distribution Agreement, the Tax Matters Agreement or other ancillary agreements) we take after the consummation of the Spin-Off that gives rise to these taxes. As of December 31, 2019 and 2018, the Company has indemnified Honeywell for $149 million and $153 million, respectively. See Note 19. Commitments and Contingencies.

Research and Development—The Company conducts research and development activities, which consist primarily of the development of new products as well as product applications support to existing customers with installed base and enhancements and improvements to existing products. Research and development costs primarily relate to employee compensation and consulting fees which are charged to expense as incurred. Such costs are included in Cost of goods sold and amount to $139 million, $105 million and $120 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Advertising Costs—The Company expenses advertising costs as incurred. Advertising costs totaled $46 million for the year ended December 31, 2019.  Prior to the Spin-Off, advertising costs were allocated from Honeywell as described in Note 5. Related Party Transactions with Honeywell. Advertising costs are included within Selling, general and administrative expense.

Defined Contribution Plans—The Company sponsors various defined contribution plans with varying terms depending on the country of employment.  The Company recognized compensation expense of $18 million for the year ended December 31, 2019 related to employer contributions to these plans.  Prior to the Spin-Off, costs were allocated from Honeywell as described in Note 5. Related Party Transactions with Honeywell.

Stock-Based Compensation Plans—The principal awards issued under Resideo’s stock-based compensation plans, which are described in Note 18. Stock-Based Compensation Plans, are restricted stock units. The cost for such awards is measured at the grant date based on the fair value of the award.

Stock options are also issued under Resideo’s stock-based compensation plans.  The fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model which requires estimates of future stock price volatility, expected term, risk-free interest rate and forfeitures.

For all stock-based compensation, the fair value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) and is included in Selling, general and administrative expenses in the Consolidated and Combined Statement of Operations. Forfeitures are estimated at the time of grant to recognize expense for those awards that are expected to vest and are based on historical forfeiture rates.

Pension— The guidance requires that the Company disaggregates the service cost component of net benefit costs and report those costs in the same line item or items in the Consolidated and Combined Statement of Operations as other compensation costs arising from services rendered by the pertinent employees during the period. The other non-service components of net benefit costs are required to be presented separately from the service cost component and outside of income from operations.

The Company has recorded the service cost component of pension expense in Costs of goods sold and Selling, general and administrative expenses based on the classification of the employees it relates to. The remaining components of net benefit costs within pension expense, primarily interest costs and expected return on plan assets, are recorded in Other expense, net. The Company recognizes net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plans’ projected benefit obligation (the corridor) annually in the fourth quarter each year. This adjustment known as the mark to market adjustment will also be reported in Other expense, net.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

Foreign Currency Translation—Assets and liabilities of operations outside the United States with a functional currency other than U.S. Dollars are translated into U.S. Dollars using year-end exchange rates. Revenue, costs and expenses are translated at the average exchange rates in effect during the year. Foreign currency translation gains and losses are included as a component of Accumulated other comprehensive (loss).

Income Taxes—Significant judgment is required in evaluating tax positions. The Company establishes additional reserves for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum recognition threshold. The approach for evaluating certain and uncertain tax positions is defined by the authoritative guidance which determines when a tax position is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, the Company and its subsidiaries are examined by various federal, state and foreign tax authorities. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a change in estimate become known.

Earnings (Loss) Per Share—Basic earnings (loss) per share is based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. For additional information, see Note 3. Earnings Per Share.

Use of Estimates—The preparation of the Company’s Consolidated and Combined Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the Consolidated and Combined Financial Statements and related disclosures in the accompanying Notes. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed, and the effects of changes are reflected in the Consolidated and Combined Financial Statements in the period they are determined to be necessary. Estimates are used when accounting for stock-based compensation, pension benefits, contingent consideration, indemnification liabilities, goodwill and intangible assets and valuation allowances for receivables and inventory reserves, deferred tax assets, and the amounts of revenue and expenses reported during the period.

Recent Accounting Pronouncements—The Company considers the applicability and impact of all recent accounting standards updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on the Company’s consolidated and combined financial position or results of operations.

The Company adopted ASU No. 2016-02, Leases (Topic 842), effective January 1, 2019, and applied the changes prospectively as of the adoption date. As permitted by the new guidance, the Company elected the package of practical expedients, which, among other things, allowed historical lease classification to be carried forward.

Upon adoption of ASU No. 2016-02, the Company recognized an aggregate lease liability of $115 million, calculated based on the present value of the remaining minimum lease payments for qualifying leases as of January 1, 2019, with a corresponding right-of-use asset of $112 million.  The cumulative-effect adjustment recognized to opening retained earnings was not material. The adoption of the new guidance did not impact the Company’s Consolidated and Combined Statement of Operations or Cash Flows.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows for an entity to elect to reclassify, to retained earnings, the one-time income tax effects stranded in accumulated other comprehensive income (AOCI) resulting from the U.S. Tax Cuts and Jobs Act (“U.S. Tax Reform”). An entity that elects to make this reclassification must consider all items in AOCI that have tax effects stranded as a result of the tax rate change and must disclose the reclassification of these tax effects as well as the entity’s policy for releasing income tax effects from AOCI. The ASU may be applied either retrospectively or as of the beginning of the period of adoption. The Company adopted the standard on January 1, 2019 using the aggregate portfolio accounting policy for recognizing the disproportionate income tax effects in AOCI and has elected not to reclassify the stranded income tax effects of U.S. Tax Reform from AOCI to retained earnings.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which provides guidance designed to provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. From November 2018 to November 2019, amendments to Topic 326 were issued to clarify numerous accounting topics. When determining such expected credit losses, the guidance requires companies to apply a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendment is effective on a modified retrospective basis for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for fiscal years and interim periods beginning after December 15, 2018. The Company does not expect adoption of this pronouncement to have a material financial statement impact.

On August 18, 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) that amends the current disclosure requirements regarding defined benefit pensions and other post retirement plans and allows for the removal of certain disclosures, while adding certain new disclosure requirements. This standard is effective for fiscal years beginning after December 15, 2020 and allows for early adoption. The Company does not expect this new standard to have a significant impact on its disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This ASU simplifies the accounting for income taxes by, among other things, eliminating certain existing exceptions related to the general approach in ASC 740 relating to franchise taxes, reducing complexity in the interim-period accounting for year-to-date loss limitations and changes in tax laws, and clarifying the accounting for transactions outside of business combination that result in a step-up in the tax basis of goodwill. The transition requirements are primarily prospective and the effective date for Resideo is January 1, 2021, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance.

Note 3. Earnings Per Share

On October 29, 2018, the date of consummation of the Spin-Off, 122,498,794 shares of the Company’s Common Stock, par value $0.001 per share, were distributed to Honeywell shareholders of record as of October 16, 2018. This share amount is being utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Spin-Off as no common stock was outstanding prior to the date of the Spin-Off. For the 2018 year to date calculation, these shares are treated as issued and outstanding from January 1, 2018 for purposes of calculating historical basic earnings per share. For December 31, 2019 and 2018, this calculation excludes 615,351 and 467,764 treasury shares, respectively.

The details of the earnings per share calculations for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Years Ended December 31,
Basic:	2019	2018	2017
Net income (loss)	$36	$405	$(394)
Weighted average common shares outstanding (in thousands)	122,722	122,499	122,499
Earnings (Loss) Per Share - Basic	$0.29	$3.31	$(3.22)

	Years Ended December 31,
Diluted:	2019	2018	2017
Net income (loss)	$36	$405	$(394)
Weighted average common shares outstanding - Basic (in thousands)	122,722	122,499	122,499
Dilutive effect of common stock equivalents	516	125	-
Weighted average common shares outstanding - Diluted (in thousands)	123,238	122,624	122,499
Earnings (Loss) Per Share - Diluted	$0.29	$3.30	$(3.22)

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

Diluted Earnings (Loss) Per Share is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the period.  For the year ended December 31, 2018, the average market price of our common stock was calculated from the Spin-Off date to December 31, 2018.  In periods where the Company has a net loss, no dilutive common shares are included in the calculation for diluted shares as they are considered anti-dilutive. For the year ended December 31, 2019, average options and other rights to purchase approximately 2.8 million shares of common stock were outstanding, all of which were anti-dilutive during the year ended December 31, 2019, and therefore excluded from the computation of diluted earnings per common share. Additionally, an average of approximately 0.2 million shares of performance-based unit awards are excluded from the computation of diluted earnings per common share for the year ended December 31, 2019 as the contingency has not been satisfied at December 31, 2019.

Note 4. Acquisitions

During the year ended December 31, 2019, the Company completed three acquisitions which have been integrated into the Products & Solutions segment. On March 28, 2019, the Company acquired all of the capital stock of Buoy Labs, which provides innovative Wi-Fi enabled solutions that track the amount of water used in a home, integrating smart software and hardware that can help consumers identify potential leaks and allow consumers to act to prevent them through its subscription-based app services. On May 21, 2019, the Company acquired certain assets relating to innovative energy efficiency from Whisker Labs. The acquired technology creates a thermodynamic model of a home to accurately predict home heating and air conditioning run time and energy use to enable a homeowner to use less energy while maintaining comfort. On June 27, 2019, the Company acquired all of the membership interests of LifeWhere. LifeWhere uses machine learning and analytics to predict potential failure on critical home appliances, such as water heaters, furnaces and air conditioners. This service provides the detailed analytics required for professional contractors to dispatch technicians with the right skills to quickly repair the appliance before it causes catastrophic failure. The aggregate purchase price paid for these acquisitions was $17 million. In connection with these acquisitions, the Company recognized goodwill and intangible assets of $10 million and $7 million, respectively. The Buoy Labs acquisition agreements include deferred payments for certain individuals that are contingent upon employment as well as financial performance. The Company determined that these deferred payments are accounted for as compensation expense over the requisite service period.

These acquisitions have an immaterial financial statement impact on both an individual basis and when considered in the aggregate.

Note 5. Related Party Transactions with Honeywell

Prior to the Spin-Off, the Consolidated and Combined Financial Statements were derived from the unaudited Consolidated Financial Statements and accounting records of Honeywell.

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

During the period from January 1, 2018 until October 29, 2018 and the year ended December 31, 2017, the Company was allocated $228 million and $289 million, respectively, of general corporate expenses incurred by Honeywell and such amounts are included within Selling, general and administrative expenses in the Consolidated and Combined Statement of Operations. As certain expenses reflected in the Consolidated and Combined Financial Statements include allocations of corporate expenses from Honeywell, these statements could differ from those that would have been prepared had the Company operated on a stand-alone basis.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

All significant intercompany transactions between the Company and Honeywell have been included in these Consolidated and Combined Financial Statements. Sales to Honeywell during the period from January 1, 2018 until October 29, 2018 and the year ended December 31, 2017 were $24 million and $36 million, respectively. Costs of goods sold to Honeywell during the period from January 1, 2018 until October 29, 2018 and the year ended December 31, 2017 were $19 million and $29 million, respectively. Purchases from Honeywell during the period from January 1, 2018 until October 29, 2018 and the year ended December 31, 2017 were $212 million and $213 million, respectively. The total net effect of the settlement of these intercompany transactions is reflected in the Consolidated and Combined Statements of Cash Flows as a financing activity and in the Consolidated and Combined Balance Sheets as invested equity.

Prior to the consummation of the Spin-Off, Honeywell managed the Company’s hedging activity which included centrally hedging its exposure to changes in foreign exchange rates principally with forward contracts. Certain contracts were specifically designated to and entered on behalf of the Company with Honeywell as a counterparty and were used to hedge known or probable anticipated foreign currency sales and purchases. The Company designated these hedges as cash flow hedges and the impact to the financial statement for 2017 and 2018 was not material.

While the Company was owned by Honeywell, a centralized approach to cash management and financing of operations was used. Prior to consummation of the Spin-Off, the Company’s cash was transferred to Honeywell daily and Honeywell funded the Company’s operating and investing activities as needed. Net transfers to and from Honeywell are included within Invested equity on the Consolidated and Combined Statements of Equity. The components of the net transfers to and from Honeywell as of December 31, 2018, and 2017 are as follows:

	December 31,
	2018	2017
General financing activities	$(383)	$(547)
Distribution to Honeywell in connection with Spin-Off	(1,415)	-
Net contribution of assets and liabilities upon Spin-Off	81	-
Unbilled corporate allocations	228	260
Purchases from Honeywell	161	168
Mandatory transition tax	(85)	156
Other	15	17
Net increase (decrease) in invested equity	$(1,398)	$54

Subsequent to the Spin-Off on October 29, 2018, transactions with Honeywell were not considered related party transactions. Accordingly, no related party transactions with Honeywell were recorded for the year ended December 31, 2019.

Note 6. Revenue Recognition

On January 1, 2018, the Company adopted new guidance on revenue from contracts with customers using the modified retrospective method. As a result of adopting the new guidance, the Company determined there are no material impacts on the Consolidated and Combined Financial Statements.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

Disaggregated Revenue

Revenues by channel are as follows for the years ended December 31:

	2019	2018
U.S. and Canada	$2,294	$2,147
EMEA (1)	459	456
APAC (2)	60	55
ADI Global Distribution	2,813	2,658
Comfort	1,103	1,114
Security	520	479
Residential Thermal Solutions	552	576
Products & Solutions	2,175	2,169
Net revenue	$4,988	$4,827

(1)	EMEA represents Europe, the Middle East and Africa.
(2)	APAC represents Asia and Pacific countries.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For product sales, typically each product sold to a customer represents a distinct performance obligation.

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

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable and unbilled receivables (contract assets), reported in Accounts receivables – net, and customer advances and deposits (contract liabilities), reported in Accrued liabilities, on the Consolidated Balance Sheet. As of December 31, 2019 and 2018, contract assets and liabilities were not material.

Note 7. Restructuring Charges

During the second quarter of 2019, management began a restructuring plan to reduce operating costs and better align the Company’s workforce with the needs of the business going forward. For the year ended December 31, 2019, restructuring and related expenses for the Products & Solutions segment and the ADI Global Distribution segment were $30 million and $7 million, respectively, and primarily related to severance.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

For the years ended December 31, 2018 and 2017, the Company recognized restructuring charges totaling $5 million and $23 million, respectively, related to the Products & Solutions segment mainly for severance costs related to workforce reductions. The workforce reductions were primarily related to cost savings actions taken in connection with the Company’s productivity and ongoing functional transformation initiatives; factory transitions to more cost-effective locations and site consolidations and organizational realignments.

The following table summarizes the pretax distribution of total net restructuring charges by statement of operations classification:

	Years Ended December 31,
	2019	2018	2017
Cost of goods sold	$20	$4	$17
Selling, general and administrative expenses	17	1	6
	$37	$5	$23

The following table summarizes the status of total restructuring reserves related to severance cost:

	Years Ended December 31,
	2019	2018	2017
Beginning of year	$13	$22	$15
Charges	38	5	24
Usage	(31)	(9)	(18)
Other	(1)	(5)	1
End of year	$19	$13	$22

Note 8. Other Expense, Net

	Years Ended December 31,
	2019	2018	2017
Environmental expense	$-	$323	$281
Honeywell Reimbursement Agreement expense	108	49	-
Other, net	10	(3)	(2)
	$118	$369	$279

Refer to Note 19. Commitments and Contingencies for further details on environmental and Honeywell Reimbursement Agreement expense.

Note 9. Income Taxes

Prior to the consummation of the Spin-Off, Resideo’s operating results were included in Honeywell’s various consolidated U.S. federal and state income tax returns, as well as non-U.S. filings. For the purposes of the Company's Consolidated and Combined Financial Statements for periods prior to the Spin-Off, income tax expense and deferred tax balances have been recorded as if the Company filed tax returns on a standalone basis separate from Honeywell. The Separate Return Method applies the accounting guidance for income taxes to the standalone financial statements as if the Company was a separate taxpayer and a standalone enterprise prior to the separation from Honeywell.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

Income before taxes

	Years Ended December 31,
	2019	2018	2017
U.S.	$(83)	$(169)	$(107)
Non-U.S.	154	273	273
	$71	$104	$166

Income tax expense (benefit)

	Years Ended December 31,
	2019	2018	2017
Tax expense (benefit) consists of:
Current:
U.S.	$23	$(26)	$215
Non-U.S.	37	48	48
	$60	$22	$263
Deferred:
U.S.	$(11)	$(15)	$(6)
Non-U.S.	(14)	(308)	303
	(25)	(323)	297
	$35	$(301)	$560

	Years Ended December 31,
	2019	2018	2017
The U.S. federal statutory income tax rate is reconciled to our effective income tax rate as follows:
U.S. federal statutory income tax rate	21.0%	21.0%	35.0%
Impact of foreign operations	(10.2)	(11.6)	(30.2)
U.S. state income taxes	6.6	6.4	3.4
U.S. Tax Reform and related items	-	(385.1)	273.1
Non-deductible indemnification costs	28.0	75.4	58.8
Other non-deductible expenses	3.5	-	-
U.S taxation of foreign earnings	5.3	6.0	-
Tax credits	(2.6)	(2.1)	(1.4)
Change in tax rates	1.7	-	-
All other items – net (1)	(4.7)	0.6	(1.4)
	48.6%	(289.4)%	337.3%

(1)	Prior years adjusted to separately state “Tax Credits”.

The effective tax rate increased in 2019 compared to 2018. The increase in effective tax rate was primarily attributable to tax benefits generated in 2018 related to the internal restructuring of Resideo’s business in advance of its anticipated Spin-Off, currency impacts on withholding taxes on undistributed foreign earnings, and adjustments to the provisional tax amount related to U.S. Tax Reform, partially offset by decreases in tax expense related to Global Intangible Low Taxed Income (“GILTI”) and non-deductible expenses.

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

Deferred tax assets (liabilities)

The tax effects of temporary differences and tax carryforwards which give rise to future income tax benefits and payables are as follows:

	Years Ended December 31,
	2019	2018
Deferred tax assets:
Pension	$27	$25
Other asset basis differences	70	73
Operating lease liabilities	33	-
Accruals and reserves	61	34
Net operating and capital losses	32	31
Other	6	-
Gross deferred tax assets	229	163
Valuation allowance	(32)	(29)
Total deferred tax assets	$197	$134
Deferred tax liabilities:
Other intangible assets	$(42)	$(53)
Property, plant and equipment	(22)	(16)
Operating lease assets	(32)	-
Other	(12)	(6)
Total deferred tax liabilities	(108)	(75)
Net deferred tax asset	$89	$59

Deferred tax assets:

The Company maintains a valuation allowance of $32 million against a portion of the non-U.S. gross deferred tax assets. The change in valuation allowance resulted in increases (decreases) of $3 million, ($1) million to tax expense in 2019 and 2018, respectively. In the event the Company determines that it will not be able to realize its net deferred tax assets in the future, it will reduce such amounts through an increase to tax expense in the period such determination is made. Conversely, if the Company determines that it will be able to realize net deferred tax assets in excess of the carrying amounts, it will decrease the recorded valuation allowance through a reduction to tax expense in the period that such determination is made.

The Company has not provided deferred taxes on unremitted earnings of its foreign affiliates that exist at December 31, 2019 as the earnings are considered permanently reinvested. Accordingly, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of our approximately $1.7 billion of undistributed earnings from foreign subsidiaries to the United States. It is impracticable to calculate the tax cost of repatriating our unremitted earnings which are considered indefinitely reinvested.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

As of December 31, 2019, the Company has federal tax credit carryforwards of $1 million, federal net operating loss carryforwards of $2 million, and foreign net operating loss carryforwards of $119 million. The federal tax credit carryforwards expire in 2029. The federal net operating loss carryforwards expire in 2027. $113 million of foreign net operating losses can be carried forward indefinitely with the remainder expiring between 2020 and 2029.

Many jurisdictions impose limitations on the timing and utilization of net operating loss carryforwards. In those instances where the net operating loss or tax credit carryforward will not be utilized in the carryforward period due to the limitation, the deferred tax asset and amount of the carryforward have been reduced.

As of December 31, 2019, 2018, and 2017 there were $6 million, $2 million, and $20 million of unrecognized tax benefits, respectively, that if recognized would be recorded as a component of income tax expense. The change in unrecognized tax benefits resulted in increases (decreases) of $4 million, ($18) million, and $0 million to tax expense in 2019, 2018, and 2017, respectively. The decrease in 2018 was primarily driven by the reclassification of unrecognized tax benefits attributable to periods prior to the consummation of the Spin-Off to the indemnity payable to Honeywell under the terms of the Tax Matters Agreement.

Unrecognized tax benefits for examinations in progress were $0 million, $0 million and $7 million, as of December 31, 2019, 2018 and 2017, respectively. An immaterial amount of estimated interest and penalties related to the underpayment of income taxes is included in the liability for unrecognized tax benefits, both of which are included as a component of income tax expense in the Consolidated and Combined Statement of Operations. We do not anticipate significant changes in total unrecognized tax benefits during the next twelve months.

The Company files income tax returns in the United States federal jurisdiction, all states, and various local and foreign jurisdictions. The Company’s US federal returns are no longer subject to income tax examinations for taxable years before 2015. With limited exception, state, local and foreign income tax returns for taxable years before 2014 are no longer subject to examination.

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

As described in the Combined Financial Statements for the year ended December 31, 2017, the Company reasonably estimated certain effects of U.S. Tax Reform and, therefore, recorded provisional amounts, including the deemed repatriation transition tax and withholding taxes on undistributed earnings. For the year ended December 31, 2018, the Company recorded an adjustment to the provisional tax amount related to the deemed repatriation transition tax and taxes on undistributed earnings of $(85.4) million and $(234.7) million, respectively. This adjustment resulted in a decrease to the effective tax rate for the year ended December 31, 2018 of 307.8%. The adjustment reflects the revised determination of the fair value of assets and liabilities of legal entities included in the Company’s business. The accounting for the income tax effects of the U.S. Tax Reform was complete as of December 31, 2018.

Note 10. Accounts Receivables—Net

	December 31,
	2019	2018
Accounts receivables	$834	$833
Allowance for doubtful accounts	(17)	(12)
	$817	$821

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

Note 11. Inventories - Net

	December 31,
	2019	2018
Raw materials	$154	$167
Work in process	18	34
Finished products	568	452
Inventory reserves	(69)	(25)
	$671	$628

The expense related to inventory reserves was $56 million, $10 million and $5 in 2019, 2018 and 2017, respectively.

Note 12. Property, Plant and Equipment—Net

	December 31,
	2019	2018
Machinery and equipment	562	510
Buildings and improvements	260	246
Construction in progress	57	64
Others	16	33
	895	853
Accumulated depreciation	(579)	(553)
	$316	$300

Depreciation expense was $50 million, $45 million and $57 million in 2019, 2018 and 2017, respectively.

Note 13. Goodwill and Other Intangible Assets—Net

Goodwill as of December 31, 2019 and 2018 for Products & Solutions was $2,004 million and $1,995 million, respectively. The carrying value of goodwill increased by $10 million due to acquisitions during the year, slightly offset by foreign currency translation adjustments. Goodwill for December 31, 2019 and 2018 for and ADI Global Distribution was $639 million and $638 million, respectively. The decrease relates to foreign currency translation adjustments.

Other intangible assets with finite lives are comprised of:

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and technology	$35	$(19)	$16	$27	$(16)	$11
Customer relationships	170	(106)	64	170	(95)	75
Trademarks	9	(7)	2	9	(6)	3
Software	139	(94)	45	122	(78)	44
	$353	$(226)	$127	$328	$(195)	$133

Other intangible assets amortization expense was $30 million, $21 million and $10 million in 2019, 2018 and 2017, respectively. Estimated intangible asset amortization expense for each of the next five years approximates $27 million in 2020, $24 million in 2021, $18 million in 2022, $13 million in 2023 and $12 million in 2024.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

Note 14. Accrued Liabilities

	December 31,
	2019	2018
Obligations payable to Honeywell	$140	$140
Taxes payable	66	76
Compensation, benefit and other employee-related	66	73
Customer rebate reserve	78	59
Other (primarily operating expenses)	202	155
	$552	$503

Refer to Note 19. Commitments and Contingencies for further details the Honeywell Reimbursement Agreement expense.

Note 15. Long-term Debt and Credit Agreement

The Company’s debt at December 31, 2019 and December 31, 2018 consisted of the following:

	December 31,	December 31,
	2019	2018
6.125% notes due 2026	$400	$400
Five-year variable rate term loan A due 2023	333	350
Seven-year variable rate term loan B due 2025	470	475
Unamortized deferred financing costs	(23)	(24)
Total outstanding indebtedness	1,180	1,201
Less: amounts due within one year	22	22
Total long-term debt due after one year	$1,158	$1,179

Scheduled principal repayments under the Senior Credit Facilities (defined below) and Senior Notes (defined below) subsequent to December 31, 2019 are as follows:

December 31,
2019
2020	$22
2021	40
2022	57
2023	232
2024	5
Thereafter	847
1,203
Amounts due within one year	(22)
$1,181

At December 31, 2019 and 2018, the interest rate for the Term Loans (defined below) was 4.36% and 4.49%, respectively. At December 31, 2019, there were no borrowings and no letters of credit issued under the $350 million Revolving Credit Facility (defined below). The interest expense for the Senior Notes and Senior Credit Facilities during the year ended December 31, 2019 and 2018 was $69 million and $13 million, respectively, which includes the amortization of debt issuance cost and debt discounts.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

Senior Notes

In October of 2018, the Company issued $400 million in principal amount of 6.125% senior unsecured notes due in 2026 (the "Senior Notes"). The Senior Notes are senior unsecured and unsubordinated obligations of Resideo and rank equally with all of Resideo’s existing and future senior unsecured debt and senior to all of Resideo’s subordinated debt.

Resideo may, at its option, redeem the Senior Notes in whole or part prior to November 1, 2021, at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed, plus accrued and unpaid interest, if any, plus a “make-whole” premium. On or after November 1, 2021 Resideo may at its option, redeem the Senior Notes in whole or in part plus accrued and unpaid interest, plus a fixed redemption percentage on the principal amount of the Senior Notes redeemed of (i) 104.594% if redeemed during the twelve-month period beginning on November 1, 2021 (ii) 103.063% if redeemed during the twelve-month period beginning on November 1, 2022, (iii) 101.531% if redeemed during the twelve-month period beginning on November 1, 2023, or (iv) 100% if redeemed on or after November 1, 2024.

Credit Agreement

On October 25, 2018, in connection with the consummation of the Spin-Off, the Company as the borrower, entered into a credit agreement with JP Morgan Chase Bank N.A. as administrative agent (the “Credit Agreement”).

In October of 2018, the Company incurred substantial indebtedness in the form of a seven-year LIBOR plus 2.25% senior secured first-lien term B loan facility in an aggregate principal amount of $475 million (the "Term B Facility") and a five-year LIBOR plus 2.25% senior secured first-lien term A loan facility in an aggregate principal amount of $350 (the "Term A Facility" and, together with the Term B Facility, the “Term Loans” or "Term Loan Facilities”). The Company is obligated to make quarterly principal payments throughout the term of the Term Loan Facilities according to the amortization provisions in the Credit Agreement. Borrowings under the Credit Agreement are able to be prepaid at the Company’s option without premium or penalty other than a 1.00% prepayment premium that may be payable in connection with certain repricing transactions within a certain period of time after the closing date. Amounts repaid or prepaid in respect of Term Loan Facilities may not be re-borrowed.

In October of 2018, the Company established a five-year senior secured first-lien revolving credit facility to be used for the Company’s working capital and other cash needs from time to time in an aggregate principal amount of $350 million (the "Revolving Credit Facility" and, together with the Term Loan Facilities, the "Senior Credit Facilities"). The interest rate on the Revolving Credit Facility borrowings are based on, at the option of the Company, either, (i) the rate of interest last quoted by The Wall Street Journal as the “prime rate” in the United States, (ii) the greater of the federal funds effective rate and the overnight bank funding rate, plus 0.75% and (iii) the one month adjusted LIBOR rate, plus 1.25% per annum. If the Company chooses to make a LIBOR borrowing on a one, two, three or six-month basis, the interest rate will be based on an adjusted LIBOR rate (which shall not be less than zero) based on the interest period for the borrowing. The applicable margin for the Term B Facility is 2.25% per annum (for LIBOR loans) and 1.25% per annum (for base rate loans). The applicable margin for each of the Term A Facility and the Revolving Credit Facility varies from 2.25% per annum to 1.75% per annum (for LIBOR loans) and 1.25% to 0.75% per annum (for base rate loans) based on the Company’s leverage ratio. Accordingly, the interest rates for the Senior Credit Facilities will fluctuate during the term of the Credit Agreement based on changes in the base rate, LIBOR or future changes in our leverage ratio. Interest payments with respect to the borrowings are required either on a quarterly basis (for base rate loans) or at the end of each interest period (for LIBOR loans) or, if the duration of the applicable interest period exceeds three months, then every three months. The Revolving Credit Facility has a quarterly commitment fee based on the unused portion, which is determined by the Company’s leverage ratio and ranges from 0.25% to 0.35% per annum.

The net proceeds from the borrowings under the Credit Agreement and the offering of the Senior Notes were used as part of the financing for the Spin-Off. For the year ended December 31, 2018, the Company incurred approximately $16 million in debt issuance costs related to the Term Loans, $5 million in costs related to the Revolving Credit Facility and $8 million in costs related to the Senior Notes. The debt issuance costs associated with the Term Loans and Senior Notes were recorded as a reduction of the principal balance of the debt, and the Revolving Credit Facility costs were capitalized in Other assets. The issuance costs are being amortized through Interest expense for the duration of each respective debt facility.

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

On November 26, 2019, the Company entered into a First Amendment to the Credit Agreement (the “Credit Agreement Amendment”). The Credit Agreement Amendment amended the Credit Agreement to, among other things: (i) increase the levels of the maximum consolidated total leverage ratio under the Credit Agreement, to not greater than 5.25 to 1.00 for the quarter ended December 31, 2019, with step-downs to 4.75 to 1.00 starting in the quarter ending December 31, 2020, 4.25 to 1.00 starting in the quarter ending December 31, 2021, and 3.75 to 1.00 starting in the quarter ending December 31, 2022; (ii) increase each applicable interest rate margin on loans outstanding after the first amendment effective date by 25 basis points per annum, 2.25% per annum (for LIBOR loans) and 1.25% per annum (for ABR loans) in respect of the Term B Loan Facility, and based on our leverage ratio, from 2.25% per annum to 1.75% per annum (for LIBOR loans) and 1.25% to 0.75% per annum (for ABR loans) for the Term A Loan Facility and the Revolving Credit Facility; and (iii) modify the defined terms “Consolidated EBITDA” and “Pro Forma Basis” set forth in the Credit Agreement.  In connection with the Credit Agreement Amendment, the Company incurred costs of approximately $4 million. The Term Loan costs were recorded as a reduction of the principal balance of the debt and the Revolving Credit Facility costs were capitalized in Other assets.

As of December 31, 2019, the Company was in compliance with all covenants related to the Credit Agreement and Senior Notes.

Note 16. Leases

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

The Company’s operating lease costs for the year ended December 31, 2019 consisted of the following:

Year Ended
December 31,
2019
Selling, general & administrative expenses	$37
Cost of goods sold	16
Total operating lease costs	$53

Total operating lease costs include variable lease costs of $11 million for the year ended December 31, 2019.  Total operating lease costs also include offsetting sub-lease income which is immaterial for the year ended December 31, 2019.

The Company recognized the following related to its operating leases:

	Financial Statement Line Item	At December 31, 2019
Operating right-of-use assets	Other assets	$137
Operating lease liabilities - current	Accrued liabilities	$31
Operating lease liabilities - non-current	Other liabilities	$111

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

Maturities of the Company’s operating lease liabilities were as follows:

At December 31, 2019
2020	$38
2021	34
2022	30
2023	23
2024	11
Thereafter	30
Total lease payments	166
Less: imputed interest	24
Present value of operating lease liabilities	$142
Weighted-average remaining lease term (years)	6.18
Weighted-average incremental borrowing rate	5.77%

Supplemental cash flow information related to the Company’s operating leases was as follows:

Year Ended
December 31,
2019
Operating cash outflows	$35
Operating right-of-use assets obtained in exchange for operating lease liabilities	$60

As of December 31, 2019, the Company has additional operating leases that have not yet commenced. Obligations under these leases are not material.  Additionally, as a lessor, the Company leases all or a portion of certain owned properties. Rental income for the year ended December 31, 2019 was not material.

Note 17. Financial Instruments and Fair Value Measures

Credit and Market Risk—The Company continually monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. The terms and conditions of credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer.

Foreign Currency Risk Management—The Company conducts its business on a multinational basis in a wide variety of foreign currencies. It is exposed to market risks from changes in currency exchange rates. These exposures may impact future earnings and/or operating cash flows. The exposure to market risk for changes in foreign currency exchange rates arises from transactions arising from international trade, foreign currency denominated monetary assets and liabilities, and international financing activities between subsidiaries. The Company relies primarily on natural offsets to address the exposures and may supplement this approach from time to time by entering into forward and option hedging contracts. As of December 31, 2019, the Company had no forward or hedging contracts.

Senior Notes and Credit Agreement—As of December 31, 2019, the Company assessed the amount recorded under the Term Loans, the Senior Notes, and the Revolving Credit Facility and determined such amounts approximated fair value. The fair values of the debt are based on the quoted inactive prices and are therefore classified as Level 2 within the valuation hierarchy.

The carrying value of cash and cash equivalents, accounts receivables - net, and accounts payables contained in the Consolidated Balance Sheet approximates fair value.

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

Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Note 18. Stock-Based Compensation Plans

On October 29, 2018, the Board adopted, and Honeywell, as the Company’s sole shareholder, approved, the 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates and the 2018 Stock Incentive Plan for Non-Employee Directors of Resideo Technologies, Inc. as may be amended from time to time (together, the “Stock Incentive Plan”). On or about December 21, 2018, the Board adopted the Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates. The Stock Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock units, restricted stock, other stock-based awards and cash-based awards. The maximum aggregate number of shares of the Company’s common stock that may be issued under awards granted under the Stock Incentive Plan is 16 million. As of December 31, 2019, 10,705,849 shares of the Company’s common stock were available to be granted under the Stock Incentive Plan.

Summary of Restricted Stock Unit Activity

Restricted stock unit (“RSU”) awards entitle the holder to receive one share of common stock for each unit when the units vest. RSUs are issued to certain key employees and to non-employee directors. RSUs typically become fully vested over periods ranging from one to seven years and are payable in Resideo common stock upon vesting.

Since the Spin-Off on October 29, 2018 through December 31, 2018, the Company granted the following awards:

•	1,809,644 RSUs were granted to employees of Resideo with four-year vesting periods in accordance with the Stock Incentive Plan
•

Honeywell stock options, RSUs, and performance-based awards held by certain of the key employees who would otherwise forfeit prior Honeywell awards as a result of the Spin-Off were issued replacement grants in the amount of 1,411,395 RSUs with substantially the same vesting schedule as the forfeited awards. Compensation expense for these awards will continue to be recognized ratably over the remaining term of the unvested awards, which ranged from one to four years as of the date of the Spin-Off.

•	117,145 RSUs were granted to members of the Board of Directors for annual director compensation with one to four-year vesting periods in accordance with the Stock Incentive Plan

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

The following table summarizes RSU activity related to the Stock Incentive Plan during the year ended December 31, 2019:

	RSUs
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested as of January 1, 2019	3,338,184	$24.05
Granted	1,607,204	21.83
Vested	(509,366)	23.78
Forfeited	(641,491)	24.07
Non-vested as of December 31, 2019	3,794,531	$23.14

As of December 31, 2019, there was approximately $53 million of total unrecognized compensation cost related to non-vested RSUs granted under the Stock Incentive Plan, which is expected to be recognized over a weighted-average period of 2.58 years.  The fair value of RSUs that vested during the year ended December 31, 2019 is $11 million.  Included in the outstanding RSUs are .3 million performance-based as of December 31, 2019 and the related expense is not material.

Summary of Stock Option Activity

Stock option awards entitle the holder to purchase shares of common stock at a specific price when the options vest.  Stock options vest over three years from the date of grant and expire seven years from the grant date.

The fair value of stock options was calculated using the following assumptions in the Black-Scholes model:

December 31, 2019
Expected stock price volatility	30%-32%
Expected term of options	4.5 years
Expected dividend yield	—
Risk-free interest rate	2.22% - 2.47%

The aggregate intrinsic value disclosed below represents the total intrinsic value (the difference between the fair market value of the Company's common stock as of December 31, 2019, and the exercise price, multiplied by the number of in-the-money service-based stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2019. This amount is subject to change based on changes to the fair market value of the Company's common stock.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

The following table summarizes stock option activity related to the Stock Incentive Plan during the year ended December 31, 2019:

	Stock Options
	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Stock Options outstanding as of January 1, 2019	-	$-	-	$-
Granted	1,155,566	24.37
Forfeited	(165,312)	24.39
Stock Options outstanding as of December 31, 2019	990,254	24.36	6	-
Vested and expected to vest at December 31, 2019	796,376	24.36	4	-
Exercisable at December 31, 2019	17,667	$24.39	1	$-

Stock options granted during the year ended December 31, 2019 had a weighted average grant date fair value per share of $6.71.  As of December 31, 2019, there was approximately $3 million of total unrecognized compensation cost related to non-vested stock options granted under the Stock Incentive Plan, which is expected to be recognized over a weighted-average period of 2.12 years.  No stock options were exercised during the year ended December 31, 2019.

Summary of Stock-Based Compensation

The following table summarizes stock-based compensation expense and the related tax benefits under the Company’s plans:

	2019	2018
Stock-based compensation expense before income taxes	$25	$20
Less income tax benefit	(1)	(5)
Stock-based compensation expense, net of income taxes	$24	$15

Certain share-based compensation expense relates to stock-based awards awarded to key employees of the Company as part of Honeywell’s incentive compensation plans prior to the Spin-Off. Such share-based compensation expense was $16 million for both the period from January 1, 2018 until October 29, 2018 and the year ended December 31, 2017, of which approximately $6 million and $5 million, respectively, are specifically identifiable to the Company’s employees, and $10 million, and $11 million, respectively, are attributable to shared employees not specifically identifiable to the Company.

Note 19. Commitments and Contingencies

Environmental Matters

The Company is subject to various federal, state, local and foreign government requirements relating to the protection of the environment. It believes that, as a general matter, its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and personal injury and that its handling, manufacture, use and disposal of hazardous substances are in accordance with environmental and safety laws and regulations. The Company has incurred remedial response and voluntary cleanup costs for site contamination and is a party to lawsuits and claims associated with environmental and safety matters, including products containing hazardous substances. Additional lawsuits, claims and costs involving environmental matters are likely to continue to arise in the future.

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

The Company accrues costs related to environmental matters when it is probable that it has incurred a liability related to a contaminated site and the amount can be reasonably estimated. Environmental-related expenses for sites owned and operated by Resideo are presented within Cost of goods sold for operating sites in the Consolidated and Combined Statement of Operations. Prior to the Spin-Off, expenses related to Honeywell Sites now under the Honeywell Reimbursement Agreement were presented within Other expense, net in the Consolidated and Combined Statement of Operations.

The following table summarizes information concerning the recorded liabilities for environmental costs. On October 29, 2018, upon the consummation of the Spin-Off, certain environmental liabilities became subject to the Honeywell Reimbursement Agreement and were reclassified to Obligations payable to Honeywell. For additional information, see Honeywell Reimbursement Agreement below.

	Years Ended December 31,
	2019	2018	2017
Beginning of year	$20	$537	$453
Accruals for environmental matters deemed probable and reasonably estimable	2	340	282
Environmental liability payments	-	(179)	(198)
Less: Change due to the Honeywell Reimbursement Agreement Payments	-	(86)	-
Less: Liabilities subject to the Honeywell Reimbursement Agreement Payments	-	(592)	-
End of year	$22	$20	$537

The $86 million change due to the Honeywell Reimbursement Agreement represents a reduction in the estimated liability driven by the terms of Honeywell Reimbursement Agreement at October 29, 2018. Pursuant to the Honeywell Reimbursement Agreement, the Company is responsible to indemnify Honeywell in amounts equal to 90% of the environmental-liability payments of certain sites, less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales. Prior to the Spin-Off our estimated liability for resolution of the same pending and future environmental-related liabilities was calculated as if it was responsible for 100% of the environmental-liability payments. In addition, prior to the Spin-Off, these costs were calculated on the gross basis, excluding any insurance receipts or proceeds received by Honeywell.

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

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

Honeywell Reimbursement Agreement

On October 29, 2018, in connection with the Spin-Off, the Company entered into an indemnification and reimbursement agreement with Honeywell (the “Honeywell Reimbursement Agreement”) pursuant to which the Company has an obligation to make cash payments to Honeywell in amounts equal to 90% of payments for certain Honeywell environmental-liability payments, which include amounts billed (“payments”), less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales (the “recoveries”). The amount payable by the Company in respect of such liabilities arising in respect of any given year is subject to a cap of $140 million (exclusive of any late payment fees up to 5% per annum). The scope of the Company’s current environmental remediation obligations subject to the Honeywell Reimbursement Agreement relates to approximately 230 sites or groups of sites that are undergoing environmental remediation under U.S. federal or state law and agency oversight for contamination associated with Honeywell historical business operations. The ongoing environmental remediation is designed to address contaminants at upland and sediment sites, which include, among others, metals, organic compounds and polychlorinated biphenyls, through a variety of methods, which include, among others, excavation, capping, in-situ stabilization, groundwater treatment and dredging. In addition, the Company obligations subject to the Honeywell Reimbursement Agreement will include certain liabilities with respect to (i) hazardous exposure or toxic tort claims associated with the specified sites that arise after the Spin-Off, if any, (ii) currently unidentified releases of hazardous substances at or associated with the specified sites, (iii) other environmental claims associated with the specified sites and (iv) consequential damages.

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

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

The following table summarizes information concerning our Honeywell Reimbursement Agreement liabilities:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Beginning of year	$616	$-
Liabilities subject to the Honeywell Reimbursement Agreement payments	-	592
Accruals for indemnification liabilities deemed probable and reasonably estimable	179	49
Reduction (1)	(71)	-
Indemnification payment	(139)	(25)
End of year	$585	$616

(1)

Reduction in indemnification liabilities relates to a provision in the Honeywell Reimbursement Agreement that reduces the obligation due to Honeywell for any proceeds received by Honeywell from a property sale of a site under the agreement.

Honeywell Reimbursement Agreement liabilities are included in the following balance sheet accounts:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Accrued liabilities	$140	$140
Obligations payable to Honeywell	445	476
	$585	$616

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

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

The Tax Matters Agreement imposes certain restrictions on us and our subsidiaries (including restrictions on share issuances, redemptions or repurchases, business combinations, sales of assets and similar transactions) that are designed to address compliance with Section 355 of the Internal Revenue Code of 1986, as amended, and are intended to preserve the tax-free nature of the Spin-Off. Under the Tax Matters Agreement, these restrictions will apply for two years following the consummation of the Spin-Off, unless Honeywell gives its consent for us to take a restricted action, which it is permitted to grant or withhold at its sole discretion. Even if Honeywell does consent to our taking an otherwise restricted action, the Company will remain liable to indemnify Honeywell in the event such restricted action gives rise to an otherwise indemnifiable liability. These restrictions may limit the Company’s ability to pursue strategic transactions or engage in new businesses or other transactions that may maximize the value of its business and might discourage or delay a strategic transaction that stockholders may consider favorable.

As of December 31, 2019, and 2018, the Company has indemnified Honeywell for future tax payments of $149 million and $153 million, which is included in Obligations payable to Honeywell.

Trademark Agreement

The Company and Honeywell entered into a 40-year Trademark License Agreement (the “Trademark Agreement”) that authorizes the Company’s use of certain licensed trademarks in the operation of Resideo’s business for the advertising, sale and distribution of certain licensed products. In exchange, the Company will pay a royalty fee of 1.5% on net revenue to Honeywell related to such licensed products which is recorded in Selling, general and administrative expense on the Consolidated and Combined Statement of Operations. For the period ended December 31, 2019 and 2018, royalty fees were $27 million and $4 million, net of a one-time credit of $2 million received in December 31, 2018 for inventory on hand as of the Spin-Off, respectively.

Other Matters

The Company is subject to other lawsuits, investigations and disputes arising out of the conduct of its business, including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employee matters, intellectual property, and environmental, health and safety matters. The Company recognizes a liability for any contingency that is probable of occurrence and reasonably estimable. The Company continually assesses the likelihood of adverse judgments of outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. The Company recorded legal expense of $21 million for year the ended December 31, 2019. Prior to the Spin-off, legal expenses were paid by Honeywell and then allocated to the Company as part of a corporate expense allocation that did not separately identify the specific expenses. As of December 31, 2019 and 2018, the Company had a legal reserve of $8 million and $7 million, respectively.

The Company is involved in the class action suites as described below:

Between November 8, 2019 and January 7, 2020, four separate purported class action complaints alleging violations of the federal securities laws were filed against the Company, the Company’s CEO Michael Nefkens, and the Company’s former CFO Joseph Ragan, in the United States District Court for the District of Minnesota (the “Minnesota Court”).

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

On November 8, 2019, the St. Clair County Employees’ Retirement System filed a purported class action complaint in the Minnesota Court styled St. Clair County Employees’ Retirement System v. Resideo Technologies, et. al, 19-cv-02863 (D. Minn Nov. 8, 2020) (the “St. Clair Action”).  The St. Clair Action purports to assert claims on behalf of a class of persons who purchased the Company’s stock between October 29, 2018 and October 22, 2019.  It claims that the Company, Mr. Nefkens, and Mr. Ragan made false and misleading statements regarding among other things, the Company’s performance, the efficiency of its supply chain, and that it was ahead of schedule in resolving operational and administrative issues resulting from the Spin-Off.  It alleges that the Company’s financial guidance lacked a reasonable basis and the Company was not on track to make its 2019 earnings guidance. The St. Clair Action asserts claims under section 10b-5 and section 20 of the Exchange Act.

On November 12, 2019, the Hollywood Firefighters’ Pension Fund filed a purported class action complaint in the Minnesota Court styled Hollywood Firefighters’ Pension Fund v. Resideo Technologies, et. al, 19-cv-2889 (D. Minn Nov. 12, 2019) (the “Hollywood Action”).  The Hollywood Action contains similar allegations and claims to those set forth in the St. Clair Action and purports to be asserted on behalf of a plaintiff class that purchased Company stock between October 10, 2018 and October 22, 2019.

On December 20, 2019, the Frampton Living Trust filed a purported class action complaint in the Minnesota Court styled Frampton Living Trust v. Resideo Technologies, et. al, 19-cv-3133 (D. Minn Dec. 20, 2019) (the “Frampton Action”).  The Frampton Action contains similar allegations and claims to those set forth in the previous complaints and purports to be asserted on behalf of a plaintiff class that purchased Company stock between October 10, 2018 and October 22, 2019.

On January 7, 2020, a group of institutional investors, including the Gabelli Asset Fund, filed a purported class action complaint in the Minnesota Court styled The Gabelli Asset Fund, et. al v. Resideo Technologies, et. al, 20-cv-00094 (D. Minn Jan. 7, 2020) (the “Gabelli Action”).  The Gabelli Action contains similar allegations and claims to those set forth in the previous complaints and purports to be asserted on behalf of a plaintiff class that purchased Company stock between October 15, 2018 and October 22, 2019.  The Gabelli Action also asserts purported claims based on Honeywell’s pre-spin conduct and statements and names Honeywell as a defendant.

On January 27, 2020, the Minnesota Court granted an order on a stipulation addressing the various motions for consolidation and appointment of lead plaintiff and lead counsel in the pending actions.  By this ruling, the court consolidated the pending actions into a single proceeding styled In re Resideo Technologies, Inc. Securities Litigation, 19-cv-02889. The court also appointed co-lead plaintiffs and co-lead plaintiffs’ counsel.  The lead plaintiffs’ deadline to file an amended, consolidated complaint is March 27, 2020.

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

	Years Ended December 31,
	2019	2018	2017
Beginning of year	$26	$17	$24
Accruals for warranties/guarantees issued during the year	15	17	10
Adjustment of pre-existing warranties/guarantees	-	(1)	(4)
Settlement of warranty/guarantee claims	(16)	(7)	(13)
End of year	$25	$26	$17

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

Purchase Commitments

The Company’s unconditional purchase obligations include purchase commitments with suppliers and other obligations entered in to during the normal course of business regarding the purchase of goods and services. For the year ended December 31, 2019, purchases related to these obligations were $343 million.  Purchases under these obligations were not material for the years ended December 31, 2018 and 2017. As of December 31, 2019, our estimated minimum obligations associated with unconditional purchase obligations, which are not recognized in our Consolidated Balance Sheet, were $286 million in 2020, $252 million in 2021, $8 million in 2022, $6 million in 2023 and $2 million in 2024.

Note 20. Pension

Prior to the Spin-Off, certain of Resideo’s employees participated in multiple U.S. and non-U.S. defined benefit pension plans (the “Shared Plans”) sponsored by Honeywell, which includes participants from other Honeywell subsidiaries and operations. The Company accounted for participation in the Shared Plans as if the Shared Plans were a multiemployer benefit plan. Accordingly, it did not record an asset or liability to recognize the funded status of the Shared Plans.

The related pension expense was allocated based on annual service cost of active participants and reported within Costs of goods sold and Selling, general and administrative expenses in the Consolidated and Combined Statement of Operations. The pension expense related to participation in the Shared Plans for the period from January 1, 2018 until October 29, 2018 and the year ended December 31, 2017 was $11 million and $16 million, respectively.

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

The Company sponsors multiple funded and unfunded U.S. and non-U.S. defined benefit pension plans. Pension benefits for many of its U.S. employees are provided through non-contributory, qualified and non-qualified defined benefit plans. It also sponsors defined benefit pension plans which cover non-U.S. employees who are not U.S. citizens, in certain jurisdictions, principally Germany, Austria, Belgium, France, India, Switzerland, and the Netherlands.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

The following tables summarize the balance sheet impact, including the benefit obligations, assets and funded status associated with the pension plans.

	U.S. Plans		Non-U.S. Plans
	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year (1)	$286	$279	$93	$95
Service cost	5	1	5	1
Interest cost	13	2	2	-
Actuarial losses (gains)	51	5	27	(3)
Net benefits paid	(13)	(1)	-	-
Other	2	-	10	-
Benefit obligation at end of year	344	286	137	93
Change in plan assets:
Fair value of plan assets at beginning of year (1)	274	279	20	20
Actual return (loss) on plan assets	70	(4)	2	-
Contributions	-	-	2	-
Net benefits paid	(13)	(1)	(2)	-
Other	-	-	5	-
Fair value of plan assets at end of year	331	274	27	20
Funded status of plans (non-current)	$(13)	$(12)	$(110)	$(73)

(1)	2018 "Beginning of year" is the Spin-Off date, October 29, 2018.

Amounts recognized in Accumulated other comprehensive (income) loss associated with pension plans at December 31, 2019 and 2018 are as follows:

	U.S. Plans		Non-U.S. Plans
	2019	2018 (1)	2019	2018 (1)
Prior service credit	$(3)	$(4)	$-	$-
Net actuarial loss	12	16	13	5
Net amount recognized	$9	$12	$13	$5

(1)	2018 begins at the Spin-Off date, October 29, 2018. 2017 activity was recognized under the Shared Plans.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

The components of net periodic benefit cost and other amounts recognized in Comprehensive (income) loss for pension plans include the following components:

	U.S. Plans		Non-U.S. Plans
	2019	2018 (1)	2019	2018 (1)
Net Periodic Benefit Cost
Service cost	$5	$1	$5	$1
Interest cost	13	2	2	-
Expected return on plan assets	(16)	(3)	(1)	-
Amortization of prior service credit	(1)	-	-	-
Actuarial losses	1	-	16	-
Other	-	-	2	-
Net periodic benefit cost	$2	$-	$24	$1

(1)	2018 begins at the Spin-Off date, October 29, 2018. 2017 activity was recognized under the Shared Plans.

The components of net periodic benefit cost other than the service cost are included in Other expense, Net in the Consolidated and Combined Statement of Operations for the years ended December 31, 2019 and 2018.

	U.S. Plans		Non-U.S. Plans
	2019	2018 (1)	2019	2018 (1)
Other Changes in Plan Assets and Benefits Obligations Recognized in Other Comprehensive (Income) Loss
Actuarial (gains) losses	(3)	12	25	(3)
Actuarial gains recognized during the year	-	-	(17)	-
Total recognized in other comprehensive loss (income)	$(3)	$12	$8	$(3)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(1)	$12	$32	$(2)

(1)	2018 begins at the Spin-Off date, October 29, 2018. 2017 activity was recognized under the Shared Plans.

The estimated prior service (credit) for pension benefits that will be amortized from Accumulated other comprehensive (income) loss into net periodic benefit (income) cost in 2020 are expected to be $(1) million and $0 million for U.S. and non-U.S. pension plans, respectively.

Significant actuarial assumptions used in determining the benefit obligations and net periodic benefit (income) cost for benefit plans are presented in the following table as weighted averages.

	U.S. Plans		Non-U.S. Plans
	2019	2018	2019	2018
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	3.3%	4.5%	1.1%	1.9%
Expected annual rate of compensation increase	3.4%	3.4%	2.4%	2.3%
Actuarial assumptions used to determine net periodic benefit cost for the twelve months ended December 31, 2019 and two months ended December 31, 2018:
Discount rate - benefit obligation	4.5%	4.5%	2.0%	1.9%
Expected rate of return on plan assets	5.7%	5.7%	2.8%	3.3%
Expected annual rate of compensation increase	3.4%	3.4%	2.4%	2.3%

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

The discount rate for the U.S. pension plans reflects the current rate at which the associated liabilities could be settled at the measurement date of December 31. To determine discount rates for the U.S. pension plans, the Company uses a modeling process that involves matching the expected cash outflows of its benefit plans to a yield curve constructed from a portfolio of high-quality, fixed income debt instruments. The Company uses the single weighted-average yield of this hypothetical portfolio as a discount rate benchmark.

The expected rate of return on U.S. plan assets of 5.7% is a long-term rate based on historical plan asset returns over varying long-term periods combined with current market conditions and broad asset mix considerations. The Company reviews the expected rate of return on an annual basis and revises it as appropriate.

For non-U.S. benefit plans, actuarial assumptions reflect economic and market factors relevant to each country.

The following amounts relate to pension plans with accumulated benefit obligations exceeding the fair value of plan assets.

	December 31,
	U.S. Plans		Non-U.S. Plans
	2019	2018	2019	2018
Projected benefit obligation	$344	$286	$137	$93
Accumulated benefit obligation	$332	$281	$116	$80
Fair value of plan assets	$331	$274	$27	$20

The Company utilized a third-party investment management firm to serve as its Outsourced Chief Investment Officer; however, the Company has appointed an internal fiduciary committee that monitors adherence to the investment guidelines the firm will follow.

The Company employs an investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities and plan funded status. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value and small and large capitalizations. Other assets such as real estate and hedge funds may be used to improve portfolio diversification.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

The non-U.S. investment policies are different for each country as local regulations, funding requirements, and financial and tax considerations are part of the funding and investment allocation process in each country.

A majority of the U.S. pension plan assets as of December 31, 2019 do not have published pricing and are valued using Net Asset Value (“NAV”) which approximates fair value.  NAV by asset category and fair value by asset category are as follows for December 31, 2019 and 2018:

	U.S. Plans
	2019					2018
	Total	NAV	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash	$4	$-	$4	$-	$-	$-	$-	$-	$-
Short-term investments	-	-	-	-	-	12	12	-	-
Equity	100	100	-	-	-	119	119	-	-
Investment funds	15	15	-	-	-	-	-	-	-
U.S. treasury obligations	132	132	-	-	-	-	-	-	-
Government bonds	32	32	-	-	-	-	-	-	-
Corporate bonds	16	16	-	-	-	143	143	-	-
Real estate / property	32	32	-	-	-	-	-	-	-
Total assets at fair value	$331	$327	$4	$-	$-	$274	$274	$-	$-
The fair values of the non-U.S. pension plan assets as by asset category are as follows:

	Non-U.S. Plans
	December 31, 2019				December 31, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Equity	$1	$1	$-	$-	$6	$6	$-	$-
Short-term investments	-	-	-	-	4	4	-	-
Government bonds	1	-	1	-	1	1	-	-
Corporate bonds	1	-	1	-	2	2	-	-
Insurance contracts	8	-	-	8	6	-	-	6
Other	16	-	-	16	1	1	-	-
Total assets at fair value	$27	$1	$2	$24	$20	$14	$-	$6

5

The following table summarizes changes in the fair value of Level 3 assets for Non-U.S. plans:

Non-U.S. Plans
Balance at October 29, 2018	$5
Return on plan assets	1
Purchases, sales and settlements, net	-
Balance at December 31, 2018	6
Return on plan assets	2
Purchases, sales and settlements, net	15
Other	1
Balance at December 31, 2019	$24

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

Excluding assets valued using NAV, Cash, Short-term Investments, Equity along with our Government Bonds and Corporate bonds held as of December 31, 2018 are valued at the closing price reported in the active market in which the individual securities are traded. Corporate Bonds and Government Bonds held as of December 31, 2019 are valued either by using pricing models, bids provided by brokers or dealers, quoted prices of securities with similar characteristics or discounted cash flows and as such include adjustments for certain risks that may not be observable such as credit and liquidity risks. Other investments as of December 31, 2019 and Insurance Contracts  are classified as Level 3 as there are neither quoted prices nor other observable inputs for pricing. Insurance Contracts are issued by insurance companies and are valued at cash surrender value, which approximates the contract fair value. Other investments consist of a collective pension foundation that is valued and allocated by the plan administrator.

The Company utilizes the services of retirement and investment consultants to actively manage the assets of our pension plans.  The Company has established asset allocation targets and investment guidelines based on the guidance of the consultants.  The Company’s target allocations are 50% fixed income investments, 30% global equity investments, 10% global real estate investments and 10% cash and other investments.

The Company’s general funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. In 2019, it was not required to make contributions to the U.S. pension plans and no contributions were made. There is no requirement to make any contributions to the U.S. pension plans in 2020. In 2019, contributions of $2 million were made to the non-U.S. pension plans to satisfy regulatory funding requirements. In 2020, the Company expects to make contributions of cash and/or marketable securities of approximately $2 million to the non-U.S. pension plans to satisfy regulatory funding standards. Contributions for both the U.S. and non-U.S. pension plans do not reflect benefits paid directly from Company assets.

Benefit payments, including amounts to be paid from Company assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

	U.S. Plans	Non-U.S. Plans
2020	$18	$2
2021	$19	$2
2022	$19	$2
2023	$22	$2
2024	$23	$3
2025-2029	$112	$19

Note 21. Segment Financial Data

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

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

Prior to the first quarter of 2019, the Company’s Chief Operating Decision Maker (“CODM”) managed and evaluated its segment performance based on segment profit defined as segment income (loss) before taxes excluding Other expense, net (primarily environmental cost now subject to the Honeywell Reimbursement Agreement), interest expense, pension expense, environmental expense related to Resideo’s owned sites and restructuring charges.  Beginning in the first quarter of 2019, the Company’s CODM changed the way segment performance is evaluated by making financial decisions and allocating resources based on Segment Adjusted EBITDA. Segment Adjusted EBITDA is defined as segment net income before income taxes, net interest (income) expense, depreciation and amortization plus environmental expense, Honeywell Reimbursement Agreement expense, stock compensation expense, restructuring charges, other expense, net and other costs not directly relating to future ongoing business of the segments, such as Spin-Off related costs, and consulting fees relating to restructuring programs. adjustments. All periods have been adjusted to present the new measure of segment income.

	Years Ended December 31,
	2019	2018	2017
Revenue
Total Products & Solutions revenue	$2,487	$2,474	$2,379
Less: Intersegment revenue	312	305	337
External Products & Solutions revenue	2,175	2,169	2,042
External ADI Global Distribution revenue	2,813	2,658	2,477
Total revenue	$4,988	$4,827	$4,519

	Years Ended December 31,
	2019	2018	2017
Segment Adjusted EBITDA
Products & Solutions	$314	$460	$409
ADI Global Distribution	188	164	143
Total	$502	$624	$552

	Years Ended December 31,
	2019	2018	2017
Capital expenditures
Products & Solutions	$88	$73	$44
ADI Global Distribution	7	8	7
Total	$95	$81	$51

The table below provides a reconciliation of net income to Segment Adjusted EBITDA:

	Years Ended December 31,
	2019	2018	2017
Net income (loss)	$36	$405	$(394)
Net interest expense (income) (1)	66	13	(3)
Tax expense (benefit)	35	(301)	560
Depreciation and amortization	80	66	67
Environmental expense (2)	2	340	282
Honeywell Reimbursement Agreement expense (3)	108	49	-
Stock compensation expense (4)	25	20	16
Restructuring charges	37	5	23
Other (5)	113	27	1
Segment Adjusted EBITDA	$502	$624	$552

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

(1)	For the year ended December 31, 2019, 2018, and 2017 interest expense was $69 million, $20 million and $- million net of interest income of $3 million, $7 million, and $3 million, respectively.
(2)

Represents current environmental expense for Resideo’s owned sites as well as pre-Spin-Off historical environmental expenses as reported under 100% carryover basis for sites now covered under the Honeywell Reimbursement Agreement

(3)	Represents recorded expenses related to the Honeywell Reimbursement Agreement.
(4)	Stock compensation expense adjustment includes only non-cash expenses.
(5)

For the year ended December 31, 2019, represents $80 million in costs directly related to the Spin-Off, $20 million related to developments on legal claims that arose prior to the Spin-Off and consulting fees related to restructuring programs, and $13 million in non-operating expense adjustment which excludes net interest (income). For the year ended December 31, 2018, represents $23 million in costs directly related to the Spin-Off, and $4 million in non-operating (income) expense adjustment which excludes net interest (income).  For the year ended December 31, 2017, represents $1 million in non-operating (income) expense adjustment which excludes net interest (income).

The Company’s CODM does not use segment assets information to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

Note 22. Geographic Areas—Financial Data

	Net Revenue (1) Years Ended December 31,			Long-lived Assets (2) December 31,
	2019	2018	2017	2019	2018	2017
United States	$3,423	$3,289	$3,074	$186	$184	$162
Europe	1,117	1,138	1,063	103	91	82
Other International	448	400	382	27	25	21
	$4,988	$4,827	$4,519	$316	$300	$265

(1)

Revenue between geographic areas approximate market and is not significant. Net revenue is classified according to their country of origin. Included in United States net revenue are export sales of $27 million, $31 million and $29 million in 2019, 2018 and 2017, respectively.

(2)	Long-lived assets are comprised of property, plant and equipment—net.

Note 23. Unaudited Quarterly Financial Information

The following tables show selected unaudited quarterly results of operations for 2019 and 2018. The quarterly data have been prepared on the same basis as the audited annual financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the results of operations for these periods.

	2019
	March 31	June 30	September 30	December 31	Year Ended December 31,
Net Revenue	$1,216	$1,242	$1,226	$1,304	$4,988
Gross Profit	313	296	289	292	1,190
Net Income (loss)	48	(11)	8	(9)	36
Earnings (loss) per share -basic	0.39	(0.09)	0.07	(0.07)	0.29
Earnings (loss) per share - diluted	0.39	(0.09)	0.06	(0.07)	0.29

	2018
	March 31	June 30	September 30 (b)	December 31	Year Ended December 31,
Net Revenue	$1,165	$1,196	$1,200	$1,266	$4,827
Gross Profit	343	346	347	330	1,366
Net Income	45	33	311	16	405
Earnings per share - basic (a)	0.37	0.27	2.54	0.13	3.31
Earnings per share - diluted (a)	0.37	0.27	2.54	0.13	3.30

(a)

On October 29, 2018, the date of the Spin-Off, 122,498,794 shares of the Company's Common Stock were distributed to Honeywell stockholders of record as of October 16, 2018. Basic and Diluted EPS for all periods prior to the Spin-Off reflect the number of distributed shares, or 122,498,794 shares.

(b)

Basic and diluted EPS for the three months ended September 30, 2018 has been revised from the third quarter 10-Q to correctly reflect the exclusion of 467,764 treasury shares received by Resideo as part of the Spin-Off. This increased earnings per share by $0.01 and $0.02 for the three and nine months ended September 30, 2018, respectively.

RESIDEO TECHNOLOGIES, INC.

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

Our Chief Executive Officer and Interim Chief Financial Officer, with the assistance of other members of our management, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2019.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8. Financial Statements and Supplementary Data.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have implemented, and continue to refine, internal controls and key system functionality to enable the preparation of financial information related to the new lease standard (ASU No. 2016-02) upon adoption on January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of the new lease standard.

RESIDEO TECHNOLOGIES, INC.

Item 9B.	Other Information

None.

RESIDEO TECHNOLOGIES, INC.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2019 in connection with our 2020 Annual Meeting of Stockholders, or the 2020 Proxy Statement, and is incorporated herein by reference.

Item 11.	Executive Compensation

Information relating to executive compensation is contained in the Proxy Statement referred to above in Item 10. Directors, Executive Officers and Corporate Governance, and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to certain beneficial ownership of certain stockholders and management, as well as certain other information required by this Item 12, will be contained in the Proxy Statement referred to above in Item 10. Directors, Executive Officers and Corporate Governance, and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information relating to certain relationships and related transactions, as required by this Item 13, will be contained in the Proxy Statement referred to above in Item 10. Directors, Executive Officers and Corporate Governance, and such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information relating to fees paid to and services performed by Deloitte & Touche LLP and our Audit Committee’s pre-approval policies and procedures with respect to non-audit services are contained in the Proxy Statement referred to above in Item 10. Directors, Executive Officers and Corporate Governance, and such information is incorporated herein by reference.

RESIDEO TECHNOLOGIES, INC.

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

2.1

Indemnification and Reimbursement Agreement, dated October 14, 2018, between New HAPI Inc. and Honeywell International Inc. (this Agreement has been updated to include exhibits thereto) (filed herewith)

2.2

Separation and Distribution Agreement, dated October 19, 2018, between Honeywell International Inc. and Resideo Technologies, Inc.* (incorporated by reference to Exhibit 2.1 to Resideo’s Form 8-K filed on October 19, 2018, File No. 001-38635)

2.3

Transition Services Agreement, dated October 19, 2018, between Honeywell International Inc. and Ademco Inc., a subsidiary of Resideo Technologies, Inc.* (incorporated by reference to Exhibit 2.2 to Resideo’s Form 8-K filed on October 19, 2018, File No. 001-38635)

2.4

Tax Matters Agreement, dated October 19, 2018, between Honeywell International Inc. and Resideo Technologies, Inc.* (incorporated by reference to Exhibit 2.3 to Resideo’s Form 8-K filed on October 19, 2018, File No. 001-38635)

2.5

Employee Matters Agreement, dated October 19, 2018, between Honeywell International Inc. and Resideo Technologies, Inc.* (incorporated by reference to Exhibit 2.4 to Resideo’s Form 8-K filed on October 19, 2018, File No. 001-38635)

2.6

Patent Cross-License Agreement, dated October 19, 2018, between Honeywell International Inc. and Resideo Technologies, Inc.* (incorporated by reference to Exhibit 2.5 to Resideo’s Form 8-K filed on October 19, 2018, File No. 001-38635)

2.7

Trademark License Agreement, dated October 19, 2018, between Honeywell International Inc. and Resideo Technologies, Inc.* (incorporated by reference to Exhibit 2.6 to Resideo’s Form 8-K filed on October 19, 2018, File No. 001-38635)

3.1	Amended and Restated Certificate of Incorporation of Resideo Technologies, Inc. (incorporated by reference to Exhibit 3.1 to Resideo’s Form 8-K filed on October 29, 2018, File No. 001-38635)

3.2	Amended and Restated By-laws of Resideo Technologies, Inc. (incorporated by reference to Exhibit 3.2 to Resideo’s Form 8-K filed on October 29, 2018, File No. 001-38635)

RESIDEO TECHNOLOGIES, INC.

Exhibit Number	Exhibit Description

4.1	Description of Securities of Registrant (filed herewith)

4.2

Indenture, dated as of October 19, 2018, among Resideo Funding Inc., Resideo Technologies, Inc., the other guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee. (incorporated by reference to Exhibit 4.1 to Resideo’s Form 8-K filed on October 19, 2018, File No. 001-38635)

4.3	Form of Resideo Technologies, Inc.’s 6.125% Notes due 2026 (included in Exhibit 4.2)

10.01	Offer Letter of Michael G. Nefkens (incorporated by reference to Exhibit 10.01 to Resideo’s Form 10 filed on August 23, 2018, File No. 001-38635)

10.02	Offer Letter of Joseph D. Ragan III (incorporated by reference to Exhibit 10.02 to Resideo’s Form 10 filed on August 23, 2018, File No. 001-38635)

10.03	Form of Internal Hire Offer Letter (incorporated by reference to Exhibit 10.03 to Resideo’s Form 10 filed on August 23, 2018, File No. 001-38635)

10.04	Form of External Hire Offer Letter (incorporated by reference to Exhibit 10.04 to Resideo’s Form 10 filed on August 23, 2018, File No. 001-38635)

10.05	Resideo Technologies Supplemental Savings Plan ‡ (incorporated by reference to Exhibit 10.05 to Resideo’s Form 10-K filed on March 18, 2019, File No. 001-38635)

10.06

Resideo Technologies, Inc. Severance Plan For Designated Officers as amended on November 15, 2018 ‡ (incorporated by reference to Exhibit 10.07 to Resideo’s Form 10-K filed on March 18, 2019, File No. 001-38635)

10.07

Credit Agreement, dated as of October 25, 2018, by and among Resideo Technologies, Inc. Resideo Holding Inc., Resideo Intermediate Holding Inc., Resideo Funding Inc., the Lenders and Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K/A filed on October 29, 2018, File No. 001-38635)

10.08

First Amendment to Credit Agreement dated as of November 26, 2019, by and among the Company Resideo Holding Inc., a Delaware corporation, Resideo Intermediate Holding Inc., a Delaware corporation, Resideo Funding Inc., a Delaware corporation, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K filed on November 27, 2019. File No. 001-38635)

10.09	Resideo Amended and Restated 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Resideo's Form 10-Q filed on August 7, 2019, File No. 001-38635)

10.10	2018 Stock Plan for Non-Employee Directors of Resideo Technologies, Inc. ‡ (incorporated by reference to Exhibit 4.4 to Resideo’s Form S-8 filed on December 6, 2018, File No. 333-228687)

10.11

2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates Form of Stock Option Award Agreement. ‡ (incorporated by reference to Exhibit 4.5 to Resideo’s Form S-8 filed on December 6, 2018, File No. 333-228687)

10.12

2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates Form of Restricted Stock Unit Agreement. ‡ (incorporated by reference to Exhibit 4.6 to Resideo’s Form S-8 filed on December 6, 2018, File No. 333-228687)

10.13

2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates Form of Restricted Stock Unit Agreement (for replacement awards). ‡ (incorporated by reference to Exhibit 4.7 to Resideo’s Form S-8 filed on December 6, 2018, File No. 333-228687)

RESIDEO TECHNOLOGIES, INC.

Exhibit Number	Exhibit Description

10.14

2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates Form of Performance Stock Unit Agreement. ‡ (incorporated by reference to Exhibit 4.8 to Resideo’s Form S-8 filed on December 6, 2018, File No. 333-228687)

10.15

2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates Form of Performance Unit Agreement. ‡ (incorporated by reference to Exhibit 4.9 to Resideo’s Form S-8 filed on December 6, 2018, File No. 333-228687)

10.16

2018 Stock Plan for Non-Employee Directors of Resideo Technologies, Inc. Form of Stock Option Award Agreement. ‡ (incorporated by reference to Exhibit 4.10 to Resideo’s Form S-8 filed on December 6, 2018, File No. 333-228687)

10.17

2018 Stock Plan for Non-Employee Directors of Resideo Technologies, Inc. Form of Restricted Stock Unit Agreement. ‡ (incorporated by reference to Exhibit 4.11 to Resideo’s Form S-8 filed on December 6, 2018, File No. 333-228687)

10.18	Resideo Technologies UK Sharebuilder Plan. ‡ (incorporated by reference to Exhibit 4.12 to Resideo’s Form S-8 filed on December 6, 2018, File No. 333-228687)

10.19

Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates Form of Stock Option Award Agreement. ‡ (incorporated by reference to Exhibit 10.20 to Resideo's Form 10-K filed on March 18, 2019, File No. 001-38635)

10.20

Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates Form of Restricted Stock Unit Agreement. ‡ (incorporated by reference to Exhibit 10.21 to Resideo’s Form 10-K filed on March 18, 2019, File No. 001-38635)

10.21

Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates Form of Performance Stock Unit Agreement. ‡ (incorporated by reference to Exhibit 10.22 to Resideo's Form 10-K filed on March 18, 2019, File No. 001-38635)

10.22

Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates Form of Performance Unit Agreement. ‡ (incorporated by reference to Exhibit 10.23 to Resideo's Form 10-K filed on March 18, 2019, File No. 001-38635)

10.23	Resideo Supplemental Pension Plan ‡ (incorporated by reference to Exhibit 10.24 to Resideo's Form 10-K filed on March 18, 2019, File No. 001-38635)

10.24	Bonus Plan of Resideo Technologies, Inc. (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K filed on February 14, 2019, File No. 001-38635)

10.25	Employment Separation Agreement and Release with Joseph D. Ragan dated October 21, 2019. ‡ (filed herewith)

10.26	Amended and Restated Restricted Stock Unit Agreement with Joseph D. Ragan dated November 6, 2019. ‡ (filed herewith)

10.27	Employment Offer letter agreement with Niccolo de Masi dated January 5, 2020 ‡ (filed herewith)

10.28	Amended and Restated Restricted Stock Unit Agreement with Niccolo de Masi dated January 6, 2020 ‡ (filed herewith)

10.29	Employment Separation Agreement and Release with Mike Nefkens dated January 22, 2020 ‡ (filed herewith)

21.1	List of subsidiaries of the registrant (filed herewith)

RESIDEO TECHNOLOGIES, INC.

Exhibit Number	Exhibit Description
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm (filed herewith)

24.1	Powers of Attorney ‡ (filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

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

RESIDEO TECHNOLOGIES, INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Resideo Technologies, Inc.

Date: February 27, 2020	By:	/s/ Robert Ryder
Robert Ryder
Interim Chief Financial Officer
(on behalf of the Registrant and as the
Registrant’s Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name	Title	Date
/s/ Michael G. Nefkens	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2020
Michael G. Nefkens
/s/ AnnMarie Geddes	Interim Chief Accounting Officer (Principal Accounting Officer)	February 27, 2020
AnnMarie Geddes
*	Chairman of the Board	February 27, 2020
Roger B. Fradin
*	Director	February 27, 2020
Paul F. Deninger
*	Director	February 27, 2020
Brian G. Kushner
*	Director	February 27, 2020
Jack R. Lazar
*	Director	February 27, 2020
Nina L. Richardson
*	Director	February 27, 2020
Andrew C. Teich
*	Director	February 27, 2020
Sharon Wienbar

*By:	/s/ Jeannine J. Lane
(Jeannine J. Lane, Attorney-in-Fact)

February 27, 2020