Form 10-Q
period 2020-03-31
RESIDEO TECHNOLOGIES, INC.
filed 2020-05-07
CIK 1740332

un

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

(512) 726-3500

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

The number of shares outstanding of the Registrant’s common stock, par value $0.001 per share, as of May 1st, 2020 was 123,148,033 shares.

RESIDEO TECHNOLOGIES, INC.

Cautionary Statement about Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industries and our business and financial results. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Although we believe that the forward-looking statements contained in this Form 10-Q are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

•	limited operating history as an independent publicly traded company and unreliability of historical pre-Spin-Off combined financial information as an indicator of our future results;
•	the level of competition from other companies in our markets and segments, as well as in new markets and emerging markets;
•	ability to successfully develop new technologies and introduce new products;
•	inability to attract and retain new leadership personnel, including the CEO and CFO and to manage successfully through leadership transitions;
•	inability to recruit and retain qualified personnel;
•	changes in prevailing global and regional economic conditions;
•	natural disasters or inclement or hazardous weather conditions, including, but not limited to cold weather, flooding, tornadoes and the physical impacts of climate change;
•	fluctuation in financial results due to seasonal nature of portions of our business;
•	failure to achieve and maintain a high level of product and service quality;
•	dependence upon investment in information technology;
•	failure or inability to comply with relevant data privacy legislation or regulations, including the European Union’s General Data Protection Regulation and the California Consumer Privacy Act;
•	technical difficulties or failures;
•	work stoppages, other disruptions, or the need to relocate any of our facilities;
•

economic, political, regulatory, foreign exchange and other risks of international operations, including the impact of tariffs and the recently negotiated USMCA, which, when legislatively approved by each of the US, Mexico and Canada, will serve to replace NAFTA;

•	changes in legislation or government regulations or policies;
•	our growth strategy is dependent on expanding our distribution business;
•	inability to obtain necessary product components, production equipment or replacement parts;
•	the significant failure or inability to comply with the specifications and manufacturing requirements of our original equipment manufacturers (“OEMs”) customers;
•	inability to implement and execute actions to achieve the expected results from our operational and financial review initially disclosed in connection with our 2019 third-quarter results;
•	the possibility that our goodwill or intangible assets become impaired;
•	increases or decreases to the inventory levels maintained by our customers;
•	difficulty collecting receivables;
•	the failure to protect our intellectual property or allegations that we have infringed the intellectual property of others;
•	our inability to maintain intellectual property agreements;
•	our inability to service our indebtedness;
•	the failure to increase productivity through sustainable operational improvements;
•	inability to grow successfully through future acquisitions;
•	the operational constraints and financial distress of third parties;

RESIDEO TECHNOLOGIES, INC.

•	changes in the price and availability of raw materials that we use to produce our products;
•	labor disputes;
•	our ability to borrow funds and access capital markets;
•

the amount of our obligations and nature of our contractual restrictions pursuant to, and disputes that have or may hereafter arise under, the Honeywell Reimbursement Agreement and the other agreements we entered into with Honeywell in connection with the Spin-Off;

•	our reliance on Honeywell for the Honeywell Home trademark;
•	potential material environmental liabilities;
•	our inability to fully comply with data privacy laws and regulations;
•	potential material losses and costs as a result of warranty claims, including product recalls, and product liability actions that may be brought against us;
•	potential business and other disruption due to cyber security threats or concerns;
•	potential material litigation matters,
•	unforeseen U.S. federal income tax and foreign tax liabilities;
•	U.S. federal income tax reform;
•	the inception or suspension in the future of any dividend program;
•	the impact of pandemics, epidemics and other public health emergencies, such as the recent outbreak of COVID-19; and
•	certain factors discussed elsewhere in this Form 10-Q.

These and other factors are more fully discussed in the “Risk Factors” section in our 2019 Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report on Form 10-K”) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in this Form 10-Q. There have been no material changes to the risk factors described in our 2019 Annual Report on Form 10-K, except as reflected in the “Risk Factors” section in this Form 10-Q. These risks could cause actual results to differ materially from those implied by forward-looking statements in this Form 10-Q. Even if our results of operations, financial condition and liquidity and the development of the industries in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.

Any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

PART I

The financial statements and related footnotes as of March 31, 2020 should be read in conjunction with the financial statements for the year ended December 31, 2019 contained in our 2019 Annual Report on Form 10-K.

RESIDEO TECHNOLOGIES, INC.

Item 1.	Financial Statements

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(Dollars in millions except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net revenue	$1,179	$1,216
Cost of goods sold	895	884
Gross profit	284	332
Selling, general and administrative expenses	250	247
Operating profit	34	85
Other expense (income), net	42	(16)
Interest expense	17	17
(Loss) income before taxes	(25)	84
Tax (benefit) expense	(4)	36
Net (loss) income	$(21)	$48
Weighted Average Number of Common Shares Outstanding (in thousands)
Basic	122,962	122,570
Diluted	122,962	123,472
(Loss) Earnings Per Share
Basic	$(0.17)	$0.39
Diluted	$(0.17)	$0.39

The unaudited Notes to Consolidated Interim Financial Statements are an integral part of these statements.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Dollars in millions)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net (loss) income	$(21)	$48
Other comprehensive (loss) income, net of tax
Foreign exchange translation adjustment	(66)	6
Total other comprehensive (loss) income, net of tax	(66)	6
Comprehensive (loss) income	$(87)	$54

The unaudited Notes to Consolidated Interim Financial Statements are an integral part of these statements.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED INTERIM BALANCE SHEETS

(Dollars in millions, shares in thousands)

(Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$338	$122
Accounts receivable – net	820	817
Inventories – net	671	671
Other current assets	164	175
Total current assets	1,993	1,785
Property, plant and equipment – net	304	316
Goodwill	2,612	2,642
Other assets	378	385
Total assets	$5,287	$5,128
LIABILITIES
Current liabilities:
Accounts payable	$906	$920
Current maturities of long-term debt	382	22
Accrued liabilities	467	552
Total current liabilities	1,755	1,494
Long-term debt	1,149	1,158
Obligations payable to Honeywell	592	594
Other liabilities	270	280
COMMITMENTS AND CONTINGENCIES (Note 13)
EQUITY
Common stock, $0.001 par value, 700,000 shares authorized, 123,874 and 123,121 shares issued and outstanding as of March 31, 2020, 123,488 and 122,873 shares issued and outstanding as of December 31, 2019, respectively	-	-
Additional paid-in capital	1,768	1,761
Treasury stock, at cost	(4)	(3)
Retained earnings	17	38
Accumulated other comprehensive (loss)	(260)	(194)
Total equity	1,521	1,602
Total liabilities and equity	$5,287	$5,128

The unaudited Notes to Consolidated Interim Financial Statements are an integral part of these statements.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows used for operating activities:
Net (loss) income	$(21)	$48
Adjustments to reconcile net (loss) income to net cash used for operating activities:
Depreciation and amortization	21	16
Restructuring charges, net of payments	5	-
Stock compensation expense	7	7
Other	12	3
Changes in assets and liabilities:
Accounts receivable	(17)	(17)
Inventories – net	(6)	(72)
Other current assets	10	(16)
Accounts payable	(1)	70
Accrued liabilities	(80)	(6)
Obligations payable to Honeywell	(2)	(49)
Other	(2)	6
Net cash used for operating activities	(74)	(10)
Cash flows used for investing activities:
Expenditures for property, plant, equipment and other intangibles	(16)	(15)
Cash paid for acquisitions, net of cash acquired	(35)	(6)
Net cash used for investing activities	(51)	(21)
Cash flows provided by (used for) financing activities:
Net proceeds from revolving credit facility	350	-
Repayment of long-term debt	-	(6)
Non-operating obligations paid to Honeywell, net	-	(15)
Tax payments related to stock vestings	(1)	(2)
Net cash provided by (used for) financing activities	349	(23)
Effect of foreign exchange rate changes on cash and cash equivalents	(8)	1
Net increase (decrease) in cash and cash equivalents	216	(53)
Cash and cash equivalents at beginning of period	122	265
Cash and cash equivalents at end of period	$338	$212

The unaudited Notes to Consolidated Interim Financial Statements are an integral part of these statements.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED INTERIM STATEMENTS OF EQUITY

(Dollars in millions, shares in thousands)

(Unaudited)

	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2018	122,499	468	$-	$-	$1,720	$2	$(189)	$1,533
Net income	-	-	-	-	-	48	-	48
Other comprehensive income, net of tax	-	-	-	-	-	-	6	6
Issuance of common stock under stock-based compensation plans, net of shares withheld for employee taxes	187	84	-	(2)	-	-	-	(2)
Stock-based compensation	-	-	-	-	7	-	-	7
Balance at March 31, 2019	122,686	552	$-	$(2)	$1,727	$50	$(183)	$1,592

Balance at December 31, 2019	122,873	615	$-	$(3)	$1,761	$38	$(194)	$1,602
Net loss	-	-	-	-	-	(21)	-	(21)
Other comprehensive loss, net of tax	-	-	-	-	-	-	(66)	(66)
Issuance of common stock under stock-based compensation plans, net of shares withheld for employee taxes	248	137	-	(1)	-	-	-	(1)
Stock-based compensation	-	-	-	-	7	-	-	7
Balance at March 31, 2020	123,121	752	$-	$(4)	$1,768	$17	$(260)	$1,521

The unaudited Notes to Consolidated Interim Financial Statements are an integral part of these statements.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

In connection with the separation, Resideo and Honeywell entered into a Honeywell Reimbursement Agreement, a Tax Matters Agreement and a Trademark Agreement (each as defined in Note 13. Commitments and Contingencies), a Separation and Distribution Agreement, an Employee Matters Agreement, a Transition Services Agreement, and a Patent Cross-License Agreement. The agreements govern the relationship between Resideo and Honeywell following the separation and provide for the allocation of various assets, liabilities, rights and obligations. These agreements also include arrangements for transition services to be provided by Honeywell to Resideo and by Resideo to Honeywell.

Prior to the Spin-Off, Honeywell provided certain services, such as legal, accounting, information technology, human resources and other infrastructure support, on behalf of the Company. After the Spin-Off, a number of services have continued under a Transition Services Agreement with Honeywell, which the Company expenses as incurred based on the contractual pricing terms.

Basis of Presentation

The Company’s financial statements are presented on a consolidated basis (collectively, the “Interim Financial Statements”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany transactions have been eliminated for all periods presented. The Interim Financial Statements are unaudited; however, in the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods.

In periods subsequent to the Spin-Off, we may have made and may continue to make adjustments to balances transferred at the Spin-Off, including adjustments to the classification of assets or liabilities transferred. Any such adjustments are recorded directly to equity in Adjustments due to the Spin-Off and are considered immaterial.

The Company reports its quarterly financial information using a calendar convention; the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30. It is the Company’s practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires its businesses to close their books on the last Saturday of the month in order to minimize the potentially disruptive effects of quarterly closing on business processes. The effects of this practice are generally not significant to

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

(Unaudited)

reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, the Company will provide appropriate disclosures. Actual closing dates for the three months ended March 31, 2020 and 2019 were March 28, 2020 and March 30, 2019, respectively.

Reclassification

On January 1, 2020, the Company changed its classification of research and development expenses in the Consolidated Interim Statements of Operations from Cost of goods sold to Selling, general and administrative expenses, such that research and development expenses are excluded from the calculation of Gross profit. The impact on the March 31, 2019 Consolidated Interim Statement of Operations is a reduction of Cost of goods sold, an increase in Gross profit and an increase in Selling, general and administrative expenses of $19 million.  This reclassification had no effect on the previously reported Net income or the Company’s Consolidated Interim Statements of Comprehensive (loss) income, Cash flows, or Balance sheets.

Note 2. Summary of Significant Accounting Policies

The Company’s accounting policies are set forth in “Note 2. Summary of Significant Accounting Policies” of the Company’s Notes to Consolidated and Combined Financial Statements included in the 2019 Annual Report on Form 10-K. Included herein are certain updates to those policies.

In December 2019, a novel coronavirus disease (“COVID-19”) was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. The broader implications of COVID-19 on the Company’s results of operations and overall financial performance remain uncertain. The Company may experience constrained supply or slowed customer demand that could materially adversely impact the Company’s business, results of operations and overall financial performance in future periods. See “Item 1A. Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on the Company’s business. As there remains a high degree of uncertainty around the impacts of the COVID-19 pandemic, the Company addresses and evaluates the impacts frequently. At March 31, 2020, the Company believes that the accounting policies most likely to be affected by the COVID-19 pandemic are the following:

Use of Estimates—The preparation of the Company’s Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the Consolidated Financial Statements and related disclosures in the accompanying Notes to Consolidated Financial Statements. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed, and the effects of changes are reflected in the Consolidated Financial Statements in the period they are determined to be necessary. Estimates are used when accounting for stock-based compensation, pension benefits, contingent consideration, indemnification liabilities, goodwill and intangible assets and valuation allowances for receivables and inventory reserves, deferred tax assets, and the amounts of revenue and expenses reported during the period. The Company has used information available to identify potential impacts caused by the COVID-19 pandemic at March 31, 2020 in these estimates.

Goodwill— Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. For the 2019 annual impairment test, the Company used a weighting of fair values derived from the income approach and market approach. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. The income approach requires the exercise of significant judgment, including judgment about the amount and timing of expected future cash flows, assumed

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

(Unaudited)

terminal value and appropriate discount rates. Under the market approach, the Company utilizes the public company guideline method. As a corroborative source of information, the Company reconciles the estimated fair value of its reporting units to within a reasonable range of its market capitalization, which includes an assumed control premium to verify the reasonableness of the fair value of its reporting units.

The Company believes the estimates and assumptions used in the calculations are reasonable and have not significantly changed considering the expected impacts of the COVID-19 pandemic. However, the extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, depending upon the severity and duration of the outbreak, and the effectiveness of actions taken globally to contain or mitigate its effects. Any resulting financial impact cannot be estimated reasonably at this time but may materially adversely affect our business and financial results. It is possible that, during the remainder of 2020, business conditions could further deteriorate to a greater extent than we currently anticipate and if there was an adverse change in the facts and circumstances, then an impairment charge may be necessary in the future. Specifically, the fair value of our Products & Solutions reporting unit, with goodwill of approximately $1,978 million, exceeded its carrying value by 10% and therefore is highly sensitive to adverse changes in the facts and circumstances that could result in a possible future impairment. Should the fair value of the Company’s reporting units fall below its carrying amount because of reduced operating performance, market declines, changes in the discount rate, a more significant impact than expected from the COVID-19 pandemic, or other conditions, charges for impairment may be necessary. The Company monitors its reporting units to determine if there is an indicator of potential impairment.

Recent Accounting Pronouncements—The Company considers the applicability and impact of all recent accounting standards updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on the Company’s consolidated financial position or results of operations.

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

The Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which provides guidance designed to provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. From November 2018 to November 2019, amendments to Topic 326 were issued to clarify numerous accounting topics. When determining such expected credit losses, the guidance requires companies to apply a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Adoption of this pronouncement did not have a material financial statement impact.

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

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

(Unaudited)

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This ASU simplifies the accounting for income taxes by, among other things, eliminating certain existing exceptions related to the general approach in ASC 740 relating to franchise taxes, reducing complexity in the interim-period accounting for year-to-date loss limitations and changes in tax laws, and clarifying the accounting for transactions outside of business combination that result in a step-up in the tax basis of goodwill. The transition requirements are primarily prospective and the effective date for Resideo is January 1, 2021, with early adoption permitted. The Company early adopted the provisions of this guidance on January 1, 2020. Adoption of this guidance did not have a material financial statement impact.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which is optional guidance related to reference rate reform that provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for our Term Loans and Revolving Credit Facility, which use LIBOR as a reference rate, and is effective immediately, but is only available through December 31, 2022. Refer to “Note 10. Long-term Debt and Credit Agreement” for further details on our Term Loans and Revolving Credit Facility. The Company is currently evaluating the potential impact of this standard on our condensed and consolidated financial statements.

Note 3. (Loss) Earnings Per Share

The details of the earnings per share calculations for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended
	March 31,
Basic:	2020	2019
Net (loss) income	$(21)	$48
Weighted average common shares outstanding (in thousands)	122,962	122,570
(Loss) earnings per share - Basic	$(0.17)	$0.39

	Three Months Ended
	March 31,
Diluted:	2020	2019
Net (loss) income	$(21)	$48
Weighted average common shares outstanding - Basic (in thousands)	122,962	122,570
Dilutive effect of common stock equivalents	-	902
Weighted average common shares outstanding - Diluted (in thousands)	122,962	123,472
(Loss) earnings per share - Diluted	$(0.17)	$0.39

(Loss) earnings per share for March 31, 2020 and 2019, excludes 752.4 and 552.0 of treasury shares, respectively.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

(Unaudited)

Diluted earnings per share is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the three months ended March 31, 2020 and 2019. In periods where the Company has a net loss, no dilutive common shares are included in the calculation for diluted shares as they are considered anti-dilutive. For the three months ended March 31, 2020, average options and other rights to purchase approximately 4.5 million shares of common stock were outstanding, all of which were anti-dilutive during the three months ended March 31, 2020, and therefore excluded from the computation of diluted earnings per common share. As of March 31, 2019, options and other rights to purchase approximately 1.8 million shares of common stock were outstanding, all of which were anti-dilutive during the three months ended March 31, 2019, and therefore excluded from the computation of diluted income per common share. In addition, an average of approximately 0.4 million and 0.3 million shares of performance-based unit awards are excluded from the computation of diluted earnings per common share for the three months ended March 31, 2020 and 2019, respectively, as the contingency has not been satisfied at March 31, 2020 and 2019.

Note 4. Acquisitions

On February 10, 2020, the Company completed the acquisition of privately held Herman ProAV, a leading provider and distributer of professional audio-visual products, procurement services and labor resources to systems integrators in the commercial audio-visual industry. The purchase price paid for this acquisition was approximately $36 million. In connection with this acquisition, the Company recognized goodwill and intangible assets of $4 million and $18 million, respectively. This acquisition was integrated into and builds upon ADI Global Distribution’s product portfolio and expands its presence in the pro-AV market. The Herman ProAV acquisition agreements include deferred payments for certain individuals that are contingent upon employment as well as financial performance. The Company determined that these deferred payments are accounted for as compensation expense over the requisite service period. The Company is still assessing the final allocation of the purchase price to the assets and liabilities of the business. Pro-forma disclosures are not provided as the acquisition has an immaterial financial statement impact.

Note 5. Revenue Recognition

Disaggregated Revenue

Revenues by channel are as follows:

	Three Months Ended
	March 31,
	2020	2019
U.S. and Canada	$576	$536
EMEA (1)	114	115
APAC (2)	14	14
ADI Global Distribution	704	665
Comfort	230	272
Security	122	132
Residential Thermal Solutions	123	147
Products & Solutions	475	551
Net revenue	$1,179	$1,216

(1)	EMEA represents Europe, the Middle East and Africa.
(2)	APAC represents Asia and Pacific countries.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

(Unaudited)

The Company recognizes the majority of its revenue from performance obligations outlined in contracts with its customers that are satisfied at a point in time. Less than 3% of the Company’s revenue is satisfied over time. As of March 31, 2020, and 2019 contract assets and liabilities are not material.

Note 6. Restructuring and Other Charges

During the fourth quarter of 2019, the Company announced commencement of a comprehensive operational and financial review focused on product cost, gross margin improvement, and general and administrative expense simplification. The review is being overseen by the Strategic and Operational Committee of our board, comprised of independent directors. We have retained industry-recognized experts in supply chain optimization and organizational excellence to assist in the review. Certain restructuring actions have been and are continuing to be implemented under this program as well as previous programs. For the three months ended March 31, 2020, restructuring and related expenses for the Products & Solutions segment and the ADI Global Distribution segment were $8 million and $1 million, respectively, and primarily related to severance. There were no material restructuring charges for the three months ended March 31, 2019.

The following table summarizes the pretax distribution of total net restructuring charges by unaudited Consolidated Statements of Operations classification:

Three Months Ended
March 31,
2020
Cost of goods sold	$3
Selling, general and administrative expenses	6
$9

The following table summarizes the status of total restructuring reserves related to severance cost included in Accrued liabilities in the unaudited Consolidated Balance Sheets:

Three Months Ended
March 31,
2020
Beginning of period	$19
Charges	9
Usage – cash	(4)
End of period	$24

Note 7. Income Taxes

The Company recorded a tax benefit of $4 million for the three months ended March 31, 2020.

For interim periods, income tax is equal to the total of (1) year-to-date pretax income multiplied by our forecasted effective tax rate plus (2) tax expense items specific to the period. In situations where we expect to report losses that we do not expect to receive a tax benefit, we are required to apply separate forecasted effective tax rates to those jurisdictions, rather than including them in the consolidated effective tax rate. For the three months ended March 31, 2020, income tax expense was impacted by this set of rules, resulting in an additional cost of $1 million compared to what would have been recorded under the general rule on a consolidated basis.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

(Unaudited)

For the three months ended March 31, 2020, the net tax benefit of $4 million, was driven by tax expense specific to the period of approximately $17 million primarily related to $15 million for valuation allowances in foreign jurisdictions and $2 million related to the estimated tax impact of the CARES Act on prior years, offset by the impact of our estimated annual effective tax rate applied to pre-tax losses. In addition to items specific to the period our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, non-deductible expenses, and U.S. taxation of foreign earnings.

Note 8. Inventories—Net

	March 31,	December 31,
	2020	2019
Raw materials	$155	$154
Work in process	18	18
Finished products	569	568
Inventory reserves	(71)	(69)
	$671	$671

Note 9. Accrued Liabilities

	March 31,	December 31,
	2020	2019
Obligations payable to Honeywell	$140	$140
Taxes payable	40	66
Compensation, benefit and other employee-related	49	66
Customer rebate reserve	35	78
Other	203	202
	$467	$552

Refer to “Note 13. Commitments and Contingencies” for further details on Obligations payable to Honeywell.

Note 10. Long-term Debt and Credit Agreement

The Company’s debt at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31,	December 31,
	2020	2019
6.125% notes due 2026	$400	$400
Five-year variable rate term loan A due 2023	333	333
Seven-year variable rate term loan B due 2025	470	470
Revolving Credit Facility	350	-
Unamortized deferred financing costs	(22)	(23)
Total outstanding indebtedness	1,531	1,180
Less: amounts due within one year	382	22
Total long-term debt due after one year	$1,149	$1,158

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

(Unaudited)

In October of 2018, the Company issued $400 million in principal amount of its 6.125% senior unsecured notes (the “Senior Notes”), entered into term loan facilities in the form of a seven-year LIBOR plus 2.25% senior secured first-lien term B loan facility in an aggregate principal amount of $475 million and a five-year LIBOR plus 2.25% senior secured first-lien term A loan facility in an aggregate principal amount of $350 million (the “Term Loans”) and established a five-year senior secured first-lien revolving credit facility in an aggregate principal amount of $350 million (the "Revolving Credit Facility"). The interest rate on the Revolving Credit Facility borrowings are based on, at the option of the Company, either (i) the rate of interest last quoted by The Wall Street Journal as the “prime rate” in the United States, (ii) the greater of the federal funds effective rate and the overnight bank funding rate, plus 0.75% and (iii) the one month adjusted LIBOR rate, plus 1.25% per annum.

On November 26, 2019, the Company entered into a First Amendment to the Credit Agreement (the “Credit Agreement Amendment”). The Credit Agreement Amendment amended the Term Loans and Revolving Credit Facility credit agreement (the “Credit Agreement”) to, among other things: (i) increase the levels of the maximum consolidated total leverage ratio under the Credit Agreement, to not greater than 5.25 to 1.00 for the quarter ended December 31, 2019, with step-downs to 4.75 to 1.00 starting in the quarter ending December 31, 2020, 4.25 to 1.00 starting in the quarter ending December 31, 2021, and 3.75 to 1.00 starting in the quarter ending December 31, 2022; (ii) increase each applicable interest rate margin on loans outstanding after the first amendment effective date by 25 basis points per annum, 2.25% per annum (for LIBOR loans) and 1.25% per annum (for ABR loans) in respect of the Term B Loan Facility, and based on our leverage ratio, from 2.25% per annum to 1.75% per annum (for LIBOR loans) and 1.25% to 0.75% per annum (for ABR loans) for the Term A Loan Facility and the Revolving Credit Facility; and (iii) modify the defined terms “Consolidated EBITDA” and “Pro Forma Basis” set forth in the Credit Agreement.

As of March 31, 2020, there were $350 million of borrowings and no of letters of credit issued under the $350 million Revolving Credit Facility. The Company assessed the amount recorded under the Term Loans, the Senior Notes, and the Revolving Credit Facility and determined the Revolving Credit Facility approximated fair value. The senior secured first-lien term A loan facility, senior secured first-lien term B loan facility and the Senior Notes’ fair values are approximately $308, $375 and $348 million, respectively. The fair values of the debt are based on the quoted inactive prices and are therefore classified as Level 2 within the valuation hierarchy.

At March 31, 2020, the interest rate for the Term Loans was 4.20% and the weighted average interest rate for the Revolving Credit Facility was 3.17%. The interest expense for the Revolving Credit Facility, Term Loans and Senior Notes during the three months ended March 31, 2020 was $17 million, which includes the amortization of deferred financing costs and debt discounts.

For more information, please refer to “Note 15. Long-term Debt and Credit Agreement” in our 2019 Annual Report on Form 10-K.

Note 11. Leases

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

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

(Unaudited)

The Company’s operating lease costs for the three months ended March 31, 2020 and 2019 consisted of the following:

	Three Months Ended March 31,
	2020	2019
Selling, general & administrative	$10	$8
Cost of goods sold	4	4
Total operating lease costs	$14	$12

Total operating lease costs include variable lease costs of $3 million for the three months ended March 31, 2020 and 2019. Total operating lease costs also include offsetting sublease income which is immaterial for the three months ended March 31, 2020 and 2019.

The Company recognized the following related to its operating leases:

	Financial Statement Line Item	At March 31, 2020	At December 31, 2019
Operating right-of-use assets	Other assets	$129	$137
Operating lease liabilities - current	Accrued liabilities	$32	$31
Operating lease liabilities - noncurrent	Other liabilities	$105	$111

Maturities of the Company’s operating lease liabilities were as follows:

At March 31, 2020
2020	$28
2021	35
2022	30
2023	23
2024	12
Thereafter	32
Total lease payments	160
Less: imputed interest	23
Present value of operating lease liabilities	$137
Weighted-average remaining lease term (years)	5.64
Weighted-average incremental borrowing rate	5.89%

Supplemental cash flow information related to the Company’s operating leases was as follows:

	Three Months Ended March 31,
	2020	2019
Operating cash outflows	$7	$9
Operating right-of-use assets obtained in exchange for operating lease liabilities	$5	$12

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

(Unaudited)

As of March 31, 2020, the Company has additional operating leases that have not yet commenced. Obligations under these leases are not material. Additionally, as a lessor, the Company leases all or a portion of certain owned properties. Rental income for the three months ended March 31, 2020 and 2019 was not material.

Note 12. Stock-Based Compensation Plans

Restricted Stock Units (“RSUs”)

During the three months ended March 31, 2020, as part of the Company’s annual long-term compensation under the 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates and the 2018 Stock Incentive Plan for Non-Employee Directors of Resideo Technologies, Inc. as may be amended from time to time (together, the “Stock Incentive Plan”), it granted 545,588 performance-based RSUs and 1,056,354 time-based RSUs to eligible employees. The weighted average grant date fair value per share for these shares was $10.80.

Stock Options

During the three months ended March 31, 2020, as part of the Company’s annual long-term compensation under the Stock Incentive Plan, 650,367 stock options were granted to eligible employees at a weighted average exercise price per share of $10.27 and weighted average grant date fair value per share of $2.84.

Note 13. Commitments and Contingencies

Environmental Matters

The Company is subject to various federal, state, local and foreign government requirements relating to the protection of the environment and accrues costs related to environmental matters when it is probable that it has incurred a liability related to a contaminated site and the amount can be reasonably estimated. Environmental-related expenses for sites owned and operated by Resideo are presented within Cost of goods sold for operating sites. For the three months ended March 31, 2020 and March 31, 2019, environmental expenses related to these operating sites were not material. Liabilities for environmental cost were $22 million as of March 31, 2020 and December 31, 2019.

The Company does not currently possess sufficient information to reasonably estimate the amounts of environmental liabilities to be recorded upon future completion of studies, litigation or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined although they could be material to our unaudited consolidated results of operations and operating cash flows in the periods recognized or paid.

Honeywell Reimbursement Agreement

On October 29, 2018, in connection with the Spin-Off, the Company entered into an indemnification and reimbursement agreement with Honeywell (the “Honeywell Reimbursement Agreement”) pursuant to which the Company has an obligation to make cash payments to Honeywell in amounts equal to 90% of payments for certain Honeywell environmental-liability payments, which include amounts billed (“payments”), less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales (the “recoveries”). The amount payable by the Company in respect of such liabilities arising in respect of any given year is subject to a cap of $140 million (exclusive of any late payment fees up to 5% per annum). The scope of the Company’s current environmental remediation obligations subject to the Honeywell Reimbursement Agreement relates to approximately 230 sites or groups of sites that are undergoing environmental remediation under U.S. federal or state law and agency oversight for contamination associated with Honeywell historical business operations. The ongoing environmental remediation is designed to address

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

(Unaudited)

contaminants at upland and sediment sites, which include, among others, metals, organic compounds and polychlorinated biphenyls, through a variety of methods, which include, among others, excavation, capping, in-situ stabilization, groundwater treatment and dredging. In addition, the Company obligations subject to the Honeywell Reimbursement Agreement include certain liabilities with respect to (i) hazardous exposure or toxic tort claims associated with the specified sites that arise after the Spin-Off, if any, (ii) currently unidentified releases of hazardous substances at or associated with the specified sites, (iii) other environmental claims associated with the specified sites and (iv) consequential damages.

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

The following table summarizes information concerning our Honeywell Reimbursement Agreement liabilities:

	Three Months Ended March 31,
	2020	2019
Beginning balance	$585	$616
Accruals for indemnification liabilities deemed probable and reasonably estimable	34	67
Reduction (1)	-	(81)
Indemnification payment	(35)	(35)
Ending balance	$584	$567

(1)

Reduction in indemnification liabilities relates to a provision in the Honeywell Reimbursement Agreement that reduces the obligation due to Honeywell for any proceeds received by Honeywell from a property sale of a site under the agreement.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

(Unaudited)

For the three months ended March 31, 2020 and 2019, net expenses (gains) related to the Honeywell Reimbursement Agreement were $34 million and $(14) million, respectively and are recorded in Other expense, net. Honeywell Reimbursement Agreement liabilities are included in the following balance sheet accounts:

	March 31, 2020	December 31, 2019
Accrued liabilities	$140	$140
Obligations payable to Honeywell	444	445
	$584	$585

The Company does not currently possess sufficient information to reasonably estimate the amounts of indemnification liabilities to be recorded upon future completion of studies, litigation or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined although they could be material to our unaudited consolidated results of operations and operating cash flows in the periods recognized or paid.

Tax Matters Agreement

In connection with the Spin-Off, the Company entered into a tax matters agreement (the “Tax Matters Agreement”) with Honeywell pursuant to which it is responsible and will indemnify Honeywell for all taxes, including income taxes, sales taxes, VAT and payroll taxes, relating to the business for all periods, including periods prior to the consummation of the Spin-Off. As of March 31, 2020 and December 31, 2019, the Company has indemnified Honeywell for future tax payments of $148 million and $149 million, which is included in Obligations payable to Honeywell.

Trademark Agreement

In connection with the Spin-Off, the Company and Honeywell entered into a 40-year Trademark License Agreement (the “Trademark Agreement”) that authorizes the Company’s use of certain licensed trademarks in the operation of Resideo’s business for the advertising, sale and distribution of certain licensed products. In exchange, the Company pays a royalty fee of 1.5% on net revenue to Honeywell related to such licensed products which is recorded in Selling, general and administrative expense on the unaudited Consolidated Interim Statements of Operations. For the three months ended March 31, 2020 and 2019 royalty fees were $6 million and $8 million, respectively.

Other Matters

The Company is subject to other lawsuits, investigations and disputes arising out of the conduct of its business, including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employee matters, intellectual property, and environmental, health and safety matters. The Company recognizes a liability for any contingency that is probable of occurrence and reasonably estimable. The Company continually assesses the likelihood of adverse judgments of outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. As of March 31, 2020 and December 31, 2019, the Company’s legal reserve was not material.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

(Unaudited)

The Company is involved in the class action suit described below:

Between November 8, 2019 and January 7, 2020, four separate purported class action complaints alleging violations of the federal securities laws were filed against the Company, the Company’s CEO Michael Nefkens, and the Company’s former CFO Joseph Ragan, in the United States District Court for the District of Minnesota (the “Minnesota Court”). On January 27, 2020, the Minnesota Court granted an order on a stipulation addressing various motions for consolidation and appointment of lead plaintiff and lead counsel in the pending actions. By this ruling, the court consolidated the pending actions into a single proceeding styled In re Resideo Technologies, Inc. Securities Litigation, 19-cv-02889. The court also appointed co-lead plaintiffs and co-lead plaintiffs’ counsel. On April 10, 2020, an amended consolidated complaint was filed that named the Company, the Company’s CEO Michael Nefkens, the Company’s former CFO Joseph Ragan, and the Company’s CIO Niccolo de Masi as defendants. The complaint is a class action securities suit with the class defined as all persons or entities who purchased or otherwise acquired common stock of Resideo during the class period of October 29, 2018 to November 6, 2019. The complaint asserts claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, broadly alleging that defendants made false and misleading statements regarding, among other things, the Company’s performance, its ability to launch new products, the capacity of its engineering team, the efficiency of its supply chain, and resolution of operational issues arising from the spin-off from Honeywell. Based on these claims, the complaint alleges that the Company’s financial guidance lacked a reasonable basis and that the Company was not on track to make its full-year 2019 guidance as originally claimed. The defendants’ response to the complaint is due June 10, 2020. See “Note 19. Commitments and Contingencies” of Notes to Consolidated and Combined Financial Statements in our 2019 Annual Report on Form 10-K for further discussion. The Company intends to vigorously defend against the allegations in the amended consolidated complaint, but there can be no assurance that the defense will be successful.

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

The following table summarizes information concerning recorded obligations for product warranties and product performance guarantees:

	March 31,
	2020	2019
Beginning of period	$25	$26
Accruals for warranties/guarantees issued during the year	5	5
Adjustment of pre-existing warranties/guarantees	(3)	(1)
Settlement of warranty/guarantee claims	(4)	(6)
End of period	$23	$24

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

(Unaudited)

Note 14. Pension

The Company sponsors multiple funded and unfunded U.S. and non-U.S. defined benefit pension plans. Pension benefits for many of its U.S. employees are provided through non-contributory, qualified and non-qualified defined benefit plans. It also sponsors defined benefit pension plans which cover non-U.S. employees who are not U.S. citizens, in certain jurisdictions, principally Germany, Austria, Belgium, France, India, Switzerland, and the Netherlands. The pension obligations as of March 31, 2020 and December 31, 2019 were $122 million and $124 million, respectively, and are included in Other liabilities in the unaudited Consolidated Interim Balance Sheet. Net periodic benefit cost recognized in Comprehensive income for the three months ended March 31, 2020 and 2019 is $2 million and $1 million, respectively.

The components of net periodic benefit costs other than the service cost are included in Other expense (income), net in the unaudited Consolidated Interim Statements of Operations for the three months ended March 31, 2020 and 2019.

Note 15. Segment Financial Data

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

The Company’s Chief Operating Decision Maker evaluates segment performance based on Segment Adjusted EBITDA. Segment Adjusted EBITDA is defined as segment net income before income taxes, net interest (income) expense, depreciation and amortization plus environmental expense, Honeywell Reimbursement Agreement expense, stock compensation expense, restructuring charges and other adjustments.

	Three Months Ended
	March 31,
	2020	2019
Revenue
Total Products & Solutions revenue	$559	$622
Less: Intersegment revenue	84	71
External Products & Solutions revenue	475	551
External ADI Global Distribution revenue	704	665
Total revenue	$1,179	$1,216

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Segment Adjusted EBITDA
Products & Solutions	$53	$81
ADI Global Distribution	46	46
Segment Adjusted EBITDA	$99	$127

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Dollars in millions, unless otherwise noted)

(Unaudited)

The table below provides a reconciliation of net income to Segment Adjusted EBITDA:

	Three Months Ended
	March 31,
	2020	2019
Net (loss) income	$(21)	$48
Net interest expense (1)	17	16
Tax (benefit) expense	(4)	36
Depreciation and amortization	21	16
Honeywell Reimbursement Agreement net expense (gain) (2)	34	(14)
Stock compensation expense (3)	7	7
Restructuring charges	9	-
Other (4)	36	18
Segment Adjusted EBITDA	$99	$127

(1)	For the three months ended March 31, 2020 and 2019 interest expense was $17 million and $17 million net of interest income of $- million and $1 million, respectively.
(2)	Represents recorded net expenses (gains) related to the Honeywell Reimbursement Agreement.
(3)	Stock compensation expense adjustment includes only non-cash expenses.
(4)

For the three months ended March 31, 2020, Other represents $12 million of items related to the Spin-Off, $14 million of consulting and other fees related to transformation programs, $9 million of non-operating expense adjustment which excludes net interest (income), and $1 million of acquisition-related expenses. For the three months ended March 31, 2019, Other represents $19 million of items related to the Spin-Off and ($1) million in non-operating (income) expense adjustment which excludes interest (income).

The Company’s CODM does not use segment assets information to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions, except per share amounts)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help you understand the results of operations and financial condition of Resideo Technologies, Inc. and its consolidated subsidiaries (“Resideo” or “the Company”, “we”, “us” or “our”) for the three months ended March 31, 2020 and should be read in conjunction with the unaudited Consolidated Interim Financial Statements and the notes thereto contained elsewhere in this Form 10-Q. The financial information as of March 31, 2020 should be read in conjunction with the consolidated and combined financial statements for the year ended December 31, 2019 contained in our 2019 Annual Report on Form 10-K (the “2019 Annual Report on Form 10-K”).

Overview and Business Trends

We are a leading global provider of products, software solutions and technologies that help homeowners stay connected and in control of their comfort, security and energy use. We are a leader in the home heating, ventilation and air conditioning controls and security markets. We manage our business operations through two segments, Products & Solutions and ADI Global Distribution. Our Products & Solutions segment consist of solutions in Comfort, Residential Thermal Solutions (“RTS”) and Security categories and include temperature and humidity control, thermal, water and air solutions and remote patient monitoring software solutions as well as security panels, sensors, peripherals, wire and cable, communications devices, video cameras, awareness solutions, cloud infrastructure, installation and maintenance tools and related software. Our ADI Global Distribution business is the leading wholesale distributor of low-voltage electronic and security products which include intrusion and smart home, fire, video surveillance, access control, power, audio and video, ProAV, networking, communications, wire and cable, enterprise connectivity and structured wiring. The Products & Solutions segment, which, consistent with our industry, have a higher gross and operating margin profile in comparison to the ADI Global Distribution segment.

Our Chief Operating Decision Maker evaluates segment performance based on Segment Adjusted EBITDA. Segment Adjusted EBITDA is defined as segment net income before income taxes, net interest expense (income), depreciation and amortization plus or minus environmental expense, expenses related to the indemnification and reimbursement agreement with Honeywell (the “Honeywell Reimbursement Agreement”), stock compensation expense, restructuring charges, other expense, net and other costs not directly related to future ongoing business of the segments, such as costs related to becoming an independent publicly traded company (“the Spin-Off”) on October 29, 2018 and costs related to restructuring programs.

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

Our financial performance is influenced by several macro factors such as repair and remodeling activity, residential and non-residential construction, employment rates, and overall macro environment. The first quarter of 2020 saw the global outbreak of a novel coronavirus disease (“COVID-19”), which in the latter part of the quarter created economic disruption and negatively impacted revenue in both segments. Despite a COVID-19 pandemic-driven revenue slowdown toward the end of the quarter, the ADI Global Distribution business continued with revenue growth. Segment Adjusted EBITDA remained flat despite higher revenue.

In the first quarter 2020, the Products & Solutions segment experienced revenue declines across all businesses driven by the overlap of a strong prior year quarter, coupled with the impact of the COVID-19 pandemic. Segment adjusted EBITDA declined due to lower revenue and unfavorable product mix relating mainly to new product launches.

Recent Developments

COVID-19 Pandemic

In December 2019, COVID-19 was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. The broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain. We have begun to experience and expect to continue to experience constrained supply and slowed customer demand that has and may continue to adversely impact business, results of operations and overall financial performance in future periods. See “Item 1A. Risk Factors” of this Form 10-Q for further discussion of the possible impact of the COVID-19 pandemic on our business. As there remains a high degree of uncertainty around the impacts of the COVID-19 pandemic, we intend to address and evaluate the impacts regularly.

U.S. and international government responses to the COVID-19 outbreak have included “shelter in place,” “stay at home” and similar types of orders. In the United States, Canada and certain other countries globally, these orders exempt certain products and services needed to maintain continuity of operations of critical infrastructure sectors as determined by the federal government. Although the Company’s operations are currently considered essential and exempt in the United States, Canada and certain other countries globally, there remain certain jurisdictions where our business is not clearly defined as essential and where there have been and may continue to be restrictions on manufacturing or operations or other government lockdown mandates or recommendations, under which we have temporarily closed certain manufacturing and sales facilities, and restricted operations in others, including manufacturing in Mexico and restricted operations in many ADI sales branches, although certain of these facilities have since reopened or remained opened with restricted sales activities and we anticipate others to reopen in the near term. If any of the applicable exemptions are curtailed or revoked in the future, that could adversely impact our business, operating results and financial condition. Furthermore, to the extent these exemptions do not extend to our key suppliers and customers, this could also adversely impact our business, operating results and financial condition. We have also implemented work-from-home policies for a significant percentage of our employees, which could negatively impact productivity, disrupt conduct of our business in the ordinary course and delay our production timelines. Due to the significant remote workforce populations, we may also face informational technology infrastructure and connectivity issues from the vendors that we rely on for certain information technologies to administer, store and support the Company’s multiple business activities.

Looking ahead to the remainder of 2020, our visibility is limited due to the uncertainty surrounding the duration and ultimate impact of COVID-19 and the mitigation measures that are implemented by governmental authorities. We also expect business conditions to remain challenging, as we have seen a decline in sales in the latter part of March and those declines continued into April. In response to these challenges, we will continue to focus on those factors that we can control: closely managing and controlling our expenses; aligning our production schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of our manufacturing, selling and administrative activities. Specific actions we have taken include temporarily postponing or reducing non-essential capital expenditures, optimizing working capital, reducing salaries for certain senior executives, reducing salaries and implementing a furlough program for certain other company employees, eliminating board service fees for the first quarter of 2020 and restricting new hiring activity. We have also implemented workstreams intended to avail our business of all appropriate government schemes intended to assist businesses in their recovery via the deferral or reduction of taxes, support of employees and other measures designed to maximize our liquidity that are appropriate given our business and operations in the various regions around the world in which we operate.

2020 Acquisition

On February 10, 2020, we completed the acquisition of privately held Herman ProAV (“Herman"), a leading provider and distributer of professional audio-visual products, procurement services and labor resources to systems integrators in the commercial audio-visual industry. This acquisition was integrated into and builds upon ADI Global Distribution’s product portfolio and expands its presence in the pro-AV market.

First Quarter Highlights

Net revenue decreased $37 million in the recent quarter compared to the first quarter of 2019, primarily due to decreased volume in Products & Solutions business and unfavorable foreign exchange translation. This was partially offset by increased ADI Global Distribution volume and price. Revenue in both segments was negatively impacted by the COVID-19 pandemic toward the end of the quarter. Gross profit as a percent of net revenues decreased to 24% in the recent quarter from 27% in the first quarter of 2019. The primary drivers to the decrease in gross profit percentage were a 200 bps impact from material and labor inflation and fixed production costs, a 100 bps unfavorable impact from sales mix changes.  First quarter net loss was $21 million for the three months ended March 31, 2020 compared to net income of $48 million for the three months ended March 31, 2019.

Selling, general, and administrative expenses increased by $3 million in the recent quarter compared to the first quarter of 2019. The increase was driven by restructuring related costs, impact of acquisitions, and labor cost inflation totaling $21 million. These increases were partially offset by cost reduction programs, employee benefit reductions, decrease in spin related expenses and foreign currency translation totaling $18 million.

We ended the first quarter with $338 million in cash and cash equivalents. We drew down all funds available under our $350 million revolving credit facility to increase our cash position in light of the economic uncertainty surrounding the COVID-19 pandemic. Net cash used in operating activities was $74 million for the three months ended March 31, 2020. At March 31, 2020, accounts receivable were $820 million and inventories were $671 million.

Basis of Presentation

Our financial statements are presented on a consolidated basis (collectively, the “Interim Financial Statements”). The Interim Financial Statements have been prepared in accordance with U.S. GAAP.

Components of Operating Results

The key elements of our operating results include:

Net Revenue

We globally manage our business operations through two reportable segments, Products & Solutions and ADI Global Distribution:

Products & Solutions. We generate the majority of our Product & Solutions net revenue primarily from residential end-markets. Our Products & Solutions segment includes traditional products, as well as connected products, which we define as any device with the capability to be monitored or controlled from a remote location by an end-user or service provider. Our products are sold through a network of distributors (e.g. HVAC, plumbing, Security, Electrical), OEMs, and service providers such as HVAC contractors, security dealers and plumbers including our ADI Global Distribution business. We also sell some products via retail and online channels.

ADI Global Distribution. We generate revenue through the distribution of low-voltage electronic and security products that are delivered through a comprehensive network of professional contractors, distributors and OEMs, as well as major retailers and online merchants. In addition to our own Security products, ADI Global Distribution distributes products from industry-leading manufacturers and ADI Global Distribution also carries a line of private label products. We sell these products to contractors that service non-residential and residential end-users. 14% of ADI Global Distribution’s net revenue is supplied by our Products & Solutions segment. Management estimates that in 2019 approximately two-thirds of ADI Global Distribution’s net revenue was attributed to non-residential end markets and one-third to residential end markets.

Cost of Goods Sold

Products & Solutions: Cost of goods sold includes costs associated with raw materials, assembly, shipping and handling of those products; costs of personnel-related expenses, including pension benefits, and equipment associated with manufacturing support, logistics and quality assurance; and costs of certain intangible assets.

ADI Global Distribution: Cost of goods sold consists primarily of inventory-related costs and includes labor and personnel-related expenses.

Selling, General, and Administrative Expense

Selling, general and administrative expense includes trademark royalty expenses, sales incentives and commissions, professional fees, legal fees, promotional and advertising expenses, personnel-related expenses, including stock compensation expense and pension benefits, and research and development expenses.

Other Expense, Net

Other expense, net consists primarily of Honeywell Reimbursement Agreement expenses (gains) for certain environmental claims related to approximately 230 sites or groups of sites that are undergoing environmental remediation under U.S. federal or state law and agency oversight for contamination associated with Honeywell historical business operations. For further information see the “Honeywell Reimbursement Agreement” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 13. Commitments and Contingencies” of Notes to Interim Financial Statements of this Form 10-Q.

Interest Expense

Interest expense consists of interest on our short and long-term obligations, including our senior notes, term credit facility, and revolving credit facility. Interest expense on our obligations includes contractual interest, amortization of the debt discount and amortization of deferred financing costs.

Tax (Benefit) Expense

Provision for income taxes includes both domestic and foreign income taxes at the applicable statutory tax rates, adjusted for U.S. taxation of foreign earnings and other non-deductible expenses

Results of Operations

The following table sets forth our selected unaudited consolidated interim statements of operations for the periods presented:

Unaudited Consolidated Interim Statements of Operations

(Dollars in millions except share and per share data)

	Three Months Ended
	March 31,
	2020	2019
Net revenue	$1,179	$1,216
Cost of goods sold	895	884
Gross profit	284	332
Selling, general and administrative expenses	250	247
Operating profit	34	85
Other expense (income), net	42	(16)
Interest expense	17	17
(Loss) income before taxes	(25)	84
Tax (benefit) expense	(4)	36
Net (loss) income	$(21)	$48
Weighted Average Number of Common Shares Outstanding (in thousands)
Basic	122,962	122,570
Diluted	122,962	123,472
(Loss) Earnings Per Share
Basic	$(0.17)	$0.39
Diluted	$(0.17)	$0.39

Results of Operations for the Three Months Ended March 31, 2020 and 2019

Net Revenue

	Three Months Ended
	March 31,
	2020	2019
Net revenue	$1,179	$1,216
% change compared with prior period	(3)%

The change in net revenue compared to prior year period is attributable to the following:

Three Months Ended March 31, 2020
Volume	(4)%
Price	1%
Acquisitions	1%
Foreign currency translation	(1)%
% change compared with prior period	(3)%

A discussion of net revenue by segment can be found in the “Review of Business Segments” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cost of Goods Sold

	Three Months Ended
	March 31,
	2020	2019
Cost of goods sold	$895	$884
% change compared with prior period	1%
Gross profit percentage	24%	27%

Cost of goods sold for the three months ended March 31, 2020 was $895 million, an increase of $11million, or 1%, from $884 million for the three months ended March 31, 2019.

This increase in cost of goods sold was driven by the changes in sales mix, impact of expenses related to revenue that are attributable to the operations of Herman, material and labor inflation and restructuring related costs totaling $43 million. The increased costs were partially offset by lower sales volume in Products & Solutions, foreign currency translation, reduced spin related costs, employee benefit reductions and savings in other miscellaneous costs of goods sold totaling $32 million.

The primary drivers to the decrease in gross profit percentage were a 200 bps impact from material and labor inflation and fixed production costs, a 100 bps unfavorable impact from sales mix changes.

Selling, General and Administrative Expense

	Three Months Ended
	March 31,
	2020	2019
Selling, general and administrative expense	$250	$247
% of revenue	21%	20%

Selling, general and administrative expense for the three months ended March 31, 2020 was $250 million, an increase of $3 million, from $247 million for the three months ended March 31, 2019. The increase was driven by restructuring related costs, impact of acquisitions and labor cost inflation totaling $21 million. These increases were partially offset by cost reduction programs, employee benefit reductions, decrease in spin related expenses and foreign currency translation totaling $18 million.

Other Expense (Income), Net

	Three Months Ended
	March 31,
	2020	2019
Other expense (income), net	$42	$(16)

Other expense (income), net for the three months ended March 31, 2020, was expense of $42 million, an increase of $58 million from income of $16 million for the three months ended March 31, 2019. In the first quarter of 2020 we recognized $34 million in expense from the Honeywell Reimbursement Agreement compared to the first quarter of 2019, we recognized a gain of $14 million related to a provision in the Honeywell Reimbursement Agreement that reduced the obligation due to Honeywell for any proceeds received from a property sale of a site under the agreement. There was also a $10 million increase in unfavorable foreign currency exchange rates.

Tax (Benefit) Expense

	Three Months Ended
	March 31,
	2020	2019
Tax (benefit) expense	$(4)	$36
Effective tax rate	14%	43%

The Company recorded a tax benefit of $4 million for the three months ended March 31, 2020.

For interim periods, income tax is equal to the total of (1) year-to-date pretax income multiplied by our forecasted effective tax rate plus (2) tax expense items specific to the period. In situations where we expect to report losses that we do not expect to receive a tax benefit, we are required to apply separate forecasted effective tax rates to those jurisdictions, rather than including them in the consolidated effective tax rate. For the three months ended March 31, 2020, income tax expense was impacted by this set of rules, resulting in an additional cost of $1 million compared to what would have been recorded under the general rule on a consolidated basis.

For the three months ended March 31, 2020 the net tax benefit of $4 million was driven by tax expense specific to the period of approximately $17 million primarily related to $15 million for valuation allowances in foreign jurisdictions and $2 million related to the estimated tax impact of the CARES Act on prior years, offset by the impact of our estimated annual effective tax rate applied to our pre-tax losses. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, non-deductible expenses, and U.S. taxation of foreign earnings.

Review of Business Segments

Products & Solutions

	Three Months Ended March 31,
	2020	2019	% Change
Total revenue	$559	$622
Less: Intersegment revenue	84	71
External revenue	$475	$551	(14)%
Segment Adjusted EBITDA	$53	$81	(35)%

	2020 vs. 2019
	Three Months Ended March 31,
Factors Contributing to Year-Over-Year Change	Revenue (%)	Segment Adjusted EBITDA (%)
Constant currency decline	(13)%	(34)%
Foreign currency translation	(1)%	(1)%
Total % Change	(14)%	(35)%

Products & Solutions revenue declined 14% on a reported basis, and 13% on a constant currency basis after excluding foreign currency exchange, with lower sales volume across all business driven by the overlap of a strong prior year quarter coupled with the impact of COVID-19. Segment Adjusted EBITDA declined from $81 million to $53 million, or 35%. Segment Adjusted EBITDA was negatively impacted by $49 million due to lower volume and unfavorable product mix relating mainly to new product launches in the Security and Comfort businesses. Other decreases of $9 million relate to inflation, impact of acquisitions and unfavorable foreign currency exchange rates. These negative impacts were partially offset by $30 million ongoing transformation programs coupled with COVID-19 related cost actions, increased selling prices, employee benefit reductions, and material productivity.

ADI Global Distribution

	Three Months Ended March 31,
	2020	2019	% Change
External revenue	$704	$665	6%
Segment Adjusted EBITDA	$46	$46	0%

	2020 vs. 2019
	Three Months Ended March 31,
Factors Contributing to Year-Over-Year Change	Revenue (%)	Segment Adjusted EBITDA (%)
Constant currency growth	7%	0%
Foreign currency translation	(1)%	0%
Total % Change	6%	0%

Despite the COVID-19 revenue slowdown at the end of the quarter, ADI Global Distribution revenue increased 6% on a reported basis, and 7% on a constant currency basis. ADI Global Distribution segment constant currency basis performance was driven by increased sales volume in the Americas, EMEA and APAC regions and from the impact of the Herman acquisition. Segment Adjusted EBITDA of $46 million remained flat. Segment Adjusted EBITDA was impacted by increased volume, employee benefit reductions, and other productivity which was offset by negative product line and customer mix, as well as commercial investments, and unfavorable foreign currency exchange rates.

Restructuring Charges

During the fourth quarter of 2019, the Company announced commencement of a comprehensive operational and financial review focused on product cost and gross margin improvement, and general and administrative expenses simplification. The review is being overseen by the Strategic and Operational Committee of our board, comprised of independent directors. We have retained industry-recognized experts in supply chain optimization and organizational excellence to assist in the review. Certain restructuring actions have been and are continuing to be implemented under this program as well as previous programs. These restructuring actions are expected to generate incremental pre-tax savings of $30 million to $40 million in 2020 compared with 2019 principally from planned workforce reductions. Cash spending related to our restructuring actions was $4 million for the three months ended March 31, 2020 and was funded through operating cash flows. We expect to spend an additional $35 million associated with restructuring activities in 2020.

Net restructuring and related expenses were $9 million for the three months ended March 31, 2020, primarily related to severance. There were no material restructuring charges for the three months ended March 31, 2019. For further discussion of restructuring activities, refer to Note 6. Restructuring and Other Charges of Notes to Consolidated Interim Financial Statements of this Form 10-Q.

Capital Resources and Liquidity

Our liquidity is primarily dependent on our ability to continue to generate cash flows from operations, supplemented by external sources of capital as needed. During the quarter, we drew down all funds available under our $350 million revolving credit facility as a conservative measure to bolster our cash position in light of the economic uncertainty surrounding the COVID-19 pandemic. Additional liquidity may also be provided through access to the financial capital markets.

In order to preserve capital resources and liquidity, we are: closely managing and controlling our expenses; aligning our production schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of our manufacturing, selling and administrative activities. Specific actions we have taken include temporarily postponing or reducing non-essential capital expenditures, optimizing working capital, reducing salaries for certain senior executives, reducing salaries and implementing a furlough program for certain other company employees, eliminating board service fees for the first quarter of 2020 and restricting new hiring activity. We have also implemented workstreams intended to avail our business of all appropriate government schemes intended to assist businesses in their recovery via the deferral or reduction of taxes, support of employees and other measures designed to maximize our liquidity that are appropriate given our business and operations in the various regions around the world in which we operate.

In addition, on April 21, 2020, the parties entered into an amendment to the Honeywell Reimbursement Agreement (the "Reimbursement Agreement Amendment"). Pursuant to the Reimbursement Agreement Amendment, certain covenants in Exhibit G of the Reimbursement Agreement were modified to conform, if applicable, to the amended covenants included in the Credit Agreement Amendment. The modified covenants include the leverage ratio, which, consistent with the Credit Agreement Amendment, increased the levels of the maximum consolidated total leverage ratio to not greater than 5.25 to 1.00 for the fiscal quarter ending December 31, 2019, 4.75 to 1.00 starting in the fiscal quarter ending December 31, 2020, 4.25 to 1.00 starting in the fiscal quarter ending December 31, 2021, and 3.75 to 1.00 starting in the fiscal quarter ending December 31, 2022. In addition, under the Reimbursement Agreement Amendment, the parties agreed to defer until no later than July 30, 2020 the $35 million quarterly payment otherwise payable to Honeywell on April 30, 2020. The Reimbursement Agreement Amendment expressly reserves all rights of the parties thereto and their respective affiliates in respect of the Honeywell Reimbursement Agreement and each other contract or agreement between such parties or their affiliates (the “Other Agreements”), and provides that the execution of the amendment does not constitute a waiver of any claims, rights, remedies, defenses, arguments, interpretations or obligations of such parties or their affiliates under or related to the Honeywell Reimbursement Agreement or any Other Agreement.

•	Operating cash flows from continuing operations was an outflow of $74 million for the three months ended March 31, 2020 and $10 million for the three months ended March 31, 2019.
•	As of March 31, 2020, total cash and cash equivalents were $338 million.
•	At March 31, 2020, there were $350 million of borrowings and no letters of credit issued under our $350 million revolving credit facility.

Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects, potential acquisitions of companies or technologies and the expansion of our sales and marketing activities. We believe our existing cash, cash equivalents, and credit under our credit facilities are sufficient to meet our capital requirements through at least the next 12 months.

Honeywell Reimbursement Agreement

In connection with the Spin-Off, we entered into the Honeywell Reimbursement Agreement, pursuant to which we have an obligation to make cash payments to Honeywell in amounts equal to 90% of payments for certain Honeywell environmental-liability payments, which include amounts billed, less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales. The amount payable by us in respect of such liabilities arising in any given year is subject to a cap of $140 million (exclusive of any late payment fees up to 5% per annum). The amount paid during the three months ended March 31, 2020 was $35 million. See “Note 19. Commitments and Contingencies” of Notes to Consolidated and Combined Financial Statements in our 2019 Annual Report on Form 10-K for further discussion.

Cash Flow Summary for the Three Months Ended March 31, 2020 and 2019

Our cash flows from operating, investing and financing activities for the three months ended March 31, 2020 and 2019, as reflected in the unaudited Interim Financial Statements are summarized as follows:

	Three Months Ended March 31,
	2020	2019
Cash (used for) provided by:
Operating activities	$(74)	$(10)
Investing activities	(51)	(21)
Financing activities	349	(23)
Effect of exchange rate changes on cash and cash equivalents	(8)	1
Net increase (decrease) in cash and cash equivalents	$216	$(53)

Cash used for operating activities for the three months ended March 31, 2020 increased by $64 million, primarily due to lower net income of $69 million.

Cash used for investing activities increased by $30 million, primarily due to an increase of $29 million cash paid for acquisitions and an increase of $1 million cash paid for capital expenditures.

Net cash provided by financing activities increased by $372 million. The increase in cash provided was primarily due to drawing down all funds available under our $350 million revolving credit facility to increase our cash position in light of the economic uncertainty surrounding the COVID-19 pandemic.

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

Critical Accounting Policies

The preparation of our unaudited Interim Financial Statements in accordance with U.S. GAAP is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. We consider the accounting policies discussed in our 2019 Annual Report on Form 10-K to be critical to the understanding of our unaudited Interim Financial Statements included in this Form 10-Q. There have been no changes in our critical accounting policies as compared to what was disclosed in the 2019 Annual Report on Form 10-K. Actual results could differ from our estimates and assumptions, and any such differences could be material to our unaudited Interim Financial Statements. As there remains a high degree of uncertainty around the impacts of the COVID-19 pandemic, we intend to address and evaluate the impacts frequently. See “Note 2. Summary of Significant Accounting Policies” of Notes to Consolidated Interim Financial Statements of this Form 10-Q for a discussion of the accounting policies most likely affected by the COVID-19 pandemic.

Other Matters

Litigation, Environmental Matters and Honeywell Reimbursement Agreement

See “Note 13. Commitments and Contingencies” of Notes to Consolidated Interim Financial Statements of this Form 10-Q for a discussion of environmental and other litigation matters.

Recent Accounting Pronouncements

See “Note 2. Summary of Significant Accounting Policies” of Notes to Consolidated Interim Financial Statements of this Form 10-Q for a discussion of recent accounting pronouncements.

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

Interest Rate Risk

As of March 31, 2020, $1,153 million of our total debt of $1,531 million carried variable interest rates. The fair market values of our fixed-rate financial instruments are sensitive to changes in interest rates. At March 31, 2020, an increase or decrease in interest rate on our term loans by 100 basis points would have an approximate $9 million impact on our annual interest expense on long-term debt.

Foreign Currency Exchange Rate Risk

We are exposed to market risks from changes in currency exchange rates. While we primarily transact with customers in the U.S. Dollar, we also transact in foreign currencies, primarily including the Euro, British Pound, Canadian Dollar, and Czech Koruna. These exposures may impact total assets, liabilities, future earnings and/or operating cash flows. Our exposure to market risk for changes in foreign currency exchange rates arises from transactions arising from international trade, foreign currency denominated monetary assets and liabilities, and international financing activities between subsidiaries. We rely primarily on natural offsets to address our exposures and may supplement this approach from time to time by entering into forward and option hedging contracts. As of March 31, 2020 and December 31, 2019 we have no outstanding hedging arrangements.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with our entry into the Honeywell Reimbursement Agreement, we will be required to make payments to Honeywell in amounts equal to 90% of payments, which include amounts billed, with respect to certain environmental claims, remediation and, to the extent arising after the Spin-Off, hazardous exposure or toxic tort claims, in each case including consequential damages in respect of Honeywell properties contaminated through historical business operations, including the legal and other costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales. For further information, see “Note 13. Commitments and Contingencies” of Notes to Consolidated Financial Statements of this Form 10-Q.

Between November 8, 2019 and January 7, 2020, four separate purported class action complaints alleging violations of the federal securities laws were filed against the Company, the Company’s CEO Michael Nefkens, and the Company’s former CFO Joseph Ragan, in the United States District Court for the District of Minnesota (the “Minnesota Court”). On January 27, 2020, the Minnesota Court granted an order on a stipulation addressing various motions for consolidation and appointment of lead plaintiff and lead counsel in the pending actions. By this ruling, the court consolidated the pending actions into a single proceeding styled In re Resideo Technologies, Inc. Securities Litigation, 19-cv-02889. The court also appointed co-lead plaintiffs and co-lead plaintiffs’ counsel. On April 10, 2020, an amended consolidated complaint was filed that named the Company, the Company’s CEO Michael Nefkens, the Company’s former CFO Joseph Ragan, and the Company’s former CIO Niccolo de Masi as defendants. The complaint is a putative class action securities suit with the class defined as all persons or entities who purchased or otherwise acquired common stock of Resideo during the class period of October 29, 2018 to November 6, 2019. The complaint asserts claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, broadly alleging that defendants made false and misleading statements regarding, among other things, the Company’s performance, its ability to launch new products, the capacity of its engineering team, the efficiency of its supply chain, and resolution of operational issues arising from the spin-off from Honeywell. Based on these claims, the complaint alleges that the Company’s financial guidance lacked a reasonable basis and that the Company was not on track to make its full-year 2019 guidance as originally claimed. The defendants’ response to the complaint is due June 10, 2020. See “Note 19. Commitments and Contingencies” of Notes to Consolidated and Combined Financial Statements in our 2019 Annual Report on Form 10-K for further discussion. The Company intends to vigorously defend against the allegations in the amended consolidated complaint, but there can be no assurance that the defense will be successful.

Item 1A.	Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal and regulatory risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. There have been no material changes to the risk factors described in our 2019 Annual Report on Form 10-K, except as reflected in the revised risk factors and one additional risk factor set forth below.

Our business, results of operations, financial condition, cash flows and stock price may be materially adversely impacted by pandemics, epidemics or other public health emergencies, such as the recent coronavirus (COVID-19) outbreak.

Our business, results of operations, financial condition, cash flows and stock price may be adversely affected by pandemics, epidemics or other public health emergencies, such as the recent outbreak of COVID-19. In March 2020 the World Health Organization characterized COVID-19 as a pandemic. This recent outbreak has negatively impacted and could continue to negatively impact the global economy. Our operating results will be subject to fluctuations based on general economic conditions and the extent to which COVID-19 may ultimately impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease and the duration of the outbreak and business closures or business disruptions for our Company, our suppliers and our customers.

Deterioration in economic conditions could materially reduce our sales and profitability. Any financial distress of our customers due to deterioration in economic conditions could result in reduced sales and decreased collectability of accounts receivable which would negatively impact our results of operations. We also expect business conditions to remain challenging as we have seen a decline in sales in the latter part of March and those declines continued into April. The COVID-19 outbreak could also have a material impact on our ability to obtain the raw materials, parts and components we need to manufacture our products as our suppliers face disruptions in their businesses, including closures and potential bankruptcy as a result of the COVID-19 outbreak. We depend greatly on our suppliers for items that are essential to the manufacturing of our products. If our suppliers fail to meet our manufacturing needs, it could delay our production and our product shipments to customers and negatively affect our operations.

Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we could experience declines in revenues and profitability, as we have experienced in the first few weeks of our second quarter. Such impacts could be material to our consolidated financial statements in the second quarter and subsequent reporting periods. A prolonged period of such declines, including any impacts arising out of related general economic downtowns, could, among other things, exhaust our available liquidity (and ability to access liquidity sources) and/or trigger an acceleration to pay a significant portion or all of our then-outstanding debt obligations, which we may be unable to do.

The impact of a pandemic like COVID-19 can be mitigated by measures that international, federal, state, and local governments, agencies, law enforcement, and/or health authorities implement to address it. However, efforts to lift restrictions on individuals’ daily activities and businesses’ normal operations may result in a resurgence of a pandemic like COVID-19 and potentially prolong and intensify the impact of the crisis. While the economic impact of COVID-19 may be reduced by financial assistance under the Coronavirus Aid, Relief, and Economic Security (CARES) Act or other similar COVID-19 related federal and state programs, such programs may not have a positive impact on our business.

To the extent the COVID-19 outbreak adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2019, including the following captioned risks described in such Annual Report:

“Disruption, or the need to relocate any of our facilities, could significantly disrupt our business;” “We rely on certain suppliers of materials and components for our product;” “We are subject to the economic, political, health, epidemic, regulatory, foreign exchange and other risks of international operations;” “Our operations require substantial capital and we may not be able to obtain additional capital that we need in the future on favorable terms or at all;” “Market and economic conditions may adversely affect the economic conditions of our customers, demand for our products and services and our results of operations;” “We have credit exposure to our customers;” “ The commercial and credit environment may adversely affect our access to capital.”

Item 5. Other Information

On May 5, 2020, we entered into an amendment to our engagement letter with Horsepower Advisors, LLC, pursuant to which Robert Ryder serves as our Interim Chief Financial Officer, to extend the term of the agreement to June 14, 2020.  In addition, the amendment provides that the engagement may be extended as mutually agreed by the parties and eliminates the ability of both parties to terminate the engagement for convenience during the current and any additional extension period.

Item 6.	Exhibits

The Exhibits listed below on the Exhibit Index are filed or incorporated by reference as part of this Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Employment Offer letter agreement with Niccolo de Masi dated January 5, 2020‡ (incorporated by reference to Exhibit 10.27 to Resideo's Form 10-K filed February 27, 2020, File No. 001-38635)

10.2

Amended and Restated Restricted Stock Unit Agreement with Niccolo de Masi dated January 6, 2020‡ (incorporated by reference to Exhibit 10.28 to Resideo's Form 10-K filed on February 27,2020, File No. 001-38635)

10.3

Employment Separation Agreement and Release with Mike Nefkens dated January 22, 2020 ‡ (incorporated by reference to Exhibit 10.29 to Resideo's Form 10-K filed on February 27, 2020, File No. 001-38635)

10.4	Employment Offer letter agreement with Michael Flink executed January 17, 2020‡ (filed herewith)

10.5	Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates Form of Stock Option Award Agreement (adopted 2020). ‡ (filed herewith)

10.6	Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates Form of Restricted Stock Unit Agreement (adopted 2020). ‡ (filed herewith)

10.7	Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates Form of Performance Stock Unit Agreement (adopted 2020). ‡ (filed herewith)

10.8	Restricted Stock Unit Agreement with Michael Nefkens dated February 20, 2020. ‡ (filed herewith)

10.9	Restricted Stock Unit Agreement with Andrew Teich dated December 2, 2019. ‡ (filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	Inline XBRL Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

Exhibit Number	Exhibit Description
104	Cover Page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (and contained in Exhibit 101)
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

Resideo Technologies, Inc.

Date: May 7th, 2020	By:	/s/ Robert Ryder
Robert Ryder Interim Chief Financial Officer (on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Date: May 7th, 2020	By:	/s/ AnnMarie Geddes
AnnMarie Geddes Interim Chief Accounting Officer (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)