Form 10-Q
period 2020-06-30
RESIDEO TECHNOLOGIES, INC.
filed 2020-08-04
CIK 1740332

fun

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

The number of shares outstanding of the Registrant’s common stock, par value $0.001 per share, as of July 29th, 2020 was 123,432,114 shares.

RESIDEO TECHNOLOGIES, INC.

Cautionary Statement about Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industries and our business and financial results. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Although we believe that the forward-looking statements contained in this Form 10-Q are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

•	limited operating history as an independent publicly traded company and unreliability of historical pre-Spin-Off combined financial information as an indicator of our future results;
•	the level of competition from other companies in our markets and segments, as well as in new markets and emerging markets;
•	ability to successfully develop new technologies and introduce new products;
•	integration and retention of new leadership personnel, including the CEO and CFO;
•	inability to recruit and retain qualified personnel;
•	changes in prevailing global and regional economic conditions;
•	natural disasters or inclement or hazardous weather conditions, including, but not limited to cold weather, flooding, tornadoes and the physical impacts of climate change;
•	the impact of pandemics, epidemics and other public health emergencies, such as COVID-19;
•	fluctuation in financial results due to seasonal nature of portions of our business;
•	failure to achieve and maintain a high level of product and service quality;
•	dependence upon investment in information technology;
•	failure or inability to comply with relevant data privacy legislation or regulations, including the European Union’s General Data Protection Regulation and the California Consumer Privacy Act;
•	technical difficulties or failures;
•	work stoppages, other disruptions, or the need to relocate any of our facilities;
•	economic, political, regulatory, foreign exchange and other risks of international operations, including the impact of tariffs;
•	changes in legislation or government regulations or policies;
•	our growth strategy is dependent on expanding our distribution business;
•	inability to obtain necessary product components, production equipment or replacement parts;
•	the significant failure or inability to comply with the specifications and manufacturing requirements of our original equipment manufacturers (“OEMs”) customers;
•	inability to implement and execute actions to achieve the expected results from our financial and operational review initially disclosed in connection with our 2019 third-quarter results;
•	the possibility that our goodwill or intangible assets become impaired;
•	increases or decreases to the inventory levels maintained by our customers;
•	difficulty collecting receivables;
•	the failure to protect our intellectual property or allegations that we have infringed the intellectual property of others;
•	our inability to maintain intellectual property agreements;
•	our inability to service our indebtedness;
•	the failure to increase productivity through sustainable operational improvements;
•	inability to grow successfully through future acquisitions;
•	the operational constraints and financial distress of third parties;
•	changes in the price and availability of raw materials that we use to produce our products;

RESIDEO TECHNOLOGIES, INC.

•	labor disputes;
•	our ability to borrow funds and access capital markets;
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

PART I

The financial statements and related footnotes as of June 30, 2020 should be read in conjunction with the financial statements for the year ended December 31, 2019 contained in our 2019 Annual Report on Form 10-K.

RESIDEO TECHNOLOGIES, INC.

Item 1.	Financial Statements

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(Dollars in millions except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net revenue	$1,029	$1,242	$2,208	$2,458
Cost of goods sold	793	919	1,688	1,803
Gross profit	236	323	520	655
Selling, general and administrative expenses	242	281	492	528
Operating (loss) profit	(6)	42	28	127
Other expense, net	29	35	71	19
Interest expense	18	18	35	35
(Loss) income before taxes	(53)	(11)	(78)	73
Tax expense	23	-	19	36
Net (loss) income	$(76)	$(11)	$(97)	$37
Weighted Average Number of Common Shares Outstanding (in thousands)
Basic	123,203	122,700	123,083	122,635
Diluted	123,203	122,700	123,083	123,490
(Loss) Earnings Per Share
Basic	$(0.62)	$(0.09)	$(0.79)	$0.30
Diluted	$(0.62)	$(0.09)	$(0.79)	$0.30

The unaudited Notes to Consolidated Interim Financial Statements are an integral part of these statements.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Dollars in millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net (loss) income	$(76)	$(11)	$(97)	$37
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	44	(4)	(22)	2
Total other comprehensive income (loss), net of tax	44	(4)	(22)	2
Comprehensive (loss) income	$(32)	$(15)	$(119)	$39

The unaudited Notes to Consolidated Interim Financial Statements are an integral part of these statements.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED INTERIM BALANCE SHEETS

(Dollars in millions, shares in thousands)

(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$362	$122
Accounts receivable – net	704	817
Inventories – net	614	671
Other current assets	163	175
Total current assets	1,843	1,785
Property, plant and equipment – net	311	316
Goodwill	2,638	2,642
Other assets	374	385
Total assets	$5,166	$5,128
LIABILITIES
Current liabilities:
Accounts payable	$811	$920
Current maturities of debt	287	22
Accrued liabilities	564	552
Total current liabilities	1,662	1,494
Long-term debt	1,140	1,158
Obligations payable to Honeywell under Indemnification Agreements	585	594
Other liabilities	284	280
COMMITMENTS AND CONTINGENCIES (Note 13)
EQUITY
Common stock, $0.001 par value, 700,000 shares authorized, 124,230 and 123,378 shares issued and outstanding as of June 30, 2020, 123,488 and 122,873 shares issued and outstanding as of December 31, 2019, respectively	-	-
Additional paid-in capital	1,775	1,761
Treasury stock, at cost	(5)	(3)
Retained (deficit) earnings	(59)	38
Accumulated other comprehensive (loss)	(216)	(194)
Total equity	1,495	1,602
Total liabilities and equity	$5,166	$5,128

The unaudited Notes to Consolidated Interim Financial Statements are an integral part of these statements.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows provided by (used for) operating activities:
Net (loss) income	$(97)	$37
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Depreciation and amortization	42	36
Restructuring charges, net of payments	6	14
Stock compensation expense	14	14
Other	21	6
Changes in assets and liabilities:
Accounts receivable	113	(7)
Inventories – net	58	(95)
Other current assets	13	(8)
Accounts payable	(109)	25
Accrued liabilities	8	(17)
Obligations payable to Honeywell under Indemnification Agreements	(9)	(48)
Other	11	6
Net cash provided by (used for) operating activities	71	(37)
Cash flows used for investing activities:
Expenditures for property, plant, equipment and other intangibles	(31)	(38)
Cash paid for acquisitions, net of cash acquired	(35)	(17)
Net cash used for investing activities	(66)	(55)
Cash flows provided by (used for) financing activities:
Net proceeds from revolving credit facility	250	-
Repayment of long-term debt	(6)	(11)
Non-operating obligations paid to Honeywell, net	(1)	(18)
Tax payments related to stock vestings	(2)	(2)
Net cash provided by (used for) financing activities	241	(31)
Effect of foreign exchange rate changes on cash and cash equivalents	(6)	-
Net increase (decrease) in cash and cash equivalents	240	(123)
Cash and cash equivalents at beginning of period	122	265
Cash and cash equivalents at end of period	$362	$142

The unaudited Notes to Consolidated Interim Financial Statements are an integral part of these statements.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED INTERIM STATEMENTS OF EQUITY

(Dollars in millions, shares in thousands)

(Unaudited)

Three Months Ended June 30, 2020	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid- In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance at March 31, 2020	123,121	752	$-	$(4)	$1,768	$17	$(260)	$1,521
Net loss	-	-	-	-	-	(76)	-	(76)
Other comprehensive income, net of tax	-	-	-	-	-	-	44	44
Issuance of common stock under stock-based compensation plans, net of shares withheld for employee taxes	257	100	-	(1)	-	-	-	(1)
Stock-based compensation	-	-	-	-	7	-	-	7
Balance at June 30, 2020	123,378	852	$-	$(5)	$1,775	$(59)	$(216)	$1,495

Three Months Ended June 30, 2019	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at March 31, 2019	122,686	552	$-	$(2)	$1,727	$50	$(183)	$1,592
Net loss	-	-	-	-	-	(11)	-	(11)
Other comprehensive loss, net of tax	-	-	-	-	-	-	(4)	(4)
Issuance of common stock under stock-based compensation plans, net of shares withheld for employee taxes	24	6	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	7	-	-	7
Adjustments due to Spin-Off	-	-	-	-	9	-	-	9
Balance at June 30, 2019	122,710	558	$-	$(2)	$1,743	$39	$(187)	$1,593

Six Months Ended June 30, 2020	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid- In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2019	122,873	615	$-	$(3)	$1,761	$38	$(194)	$1,602
Net loss	-	-	-	-	-	(97)	-	(97)
Other comprehensive loss, net of tax	-	-	-	-	-	-	(22)	(22)
Issuance of common stock under stock-based compensation plans, net of shares withheld for employee taxes	505	237	-	(2)	-	-	-	(2)
Stock-based compensation	-	-	-	-	14	-	-	14
Balance at June 30, 2020	123,378	852	$-	$(5)	$1,775	$(59)	$(216)	$1,495

Six Months Ended June 30, 2019	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2018	122,499	468	$-	$-	$1,720	$2	$(189)	$1,533
Net income	-	-	-	-	-	37	-	37
Other comprehensive income, net of tax	-	-	-	-	-	-	2	2
Issuance of common stock under stock-based compensation plans, net of shares withheld for employee taxes	211	90	-	(2)	-	-	-	(2)
Stock-based compensation	-	-	-	-	14	-	-	14
Adjustments due to Spin-Off	-	-	-	-	9	-	-	9
Balance at June 30, 2019	122,710	558	$-	$(2)	$1,743	$39	$(187)	$1,593

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

In connection with the separation, Resideo and Honeywell entered into a Honeywell Reimbursement Agreement, a Tax Matters Agreement (collectively, the “Indemnification Agreements”) and a Trademark Agreement (each as defined in Note 13. Commitments and Contingencies), a Separation and Distribution Agreement, an Employee Matters Agreement, a Transition Services Agreement, and a Patent Cross-License Agreement. The agreements govern the relationship between Resideo and Honeywell following the separation and provide for the allocation of various assets, liabilities, rights and obligations. These agreements also include arrangements for transition services to be provided by Honeywell to Resideo and by Resideo to Honeywell.

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

The Company reports its quarterly financial information using a calendar convention; the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30. It is the Company’s practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires its businesses to close their books on the last Saturday of the month in order to minimize the potentially disruptive effects of quarterly closing on business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, the Company will provide appropriate disclosures. Actual closing dates for the three and six months ended June 30, 2020 and 2019 were June 27, 2020 and June 29, 2019, respectively.

Reclassification

On January 1, 2020, the Company changed its classification of research and development expenses in the Consolidated Interim Statements of Operations from Cost of goods sold to Selling, general and administrative expenses, such that research and development expenses are excluded from the calculation of Gross profit. The impact on the June 30, 2019 Consolidated Interim Statement of Operations is a reduction of Cost of goods sold, an increase in Gross profit and an increase in Selling, general and administrative expenses for the three and six months ended June 30, 2019 of $27 million and $46 million, respectively. This reclassification had no effect on the previously reported Net (loss) income or the Company’s Consolidated Interim Statements of Comprehensive (Loss) Income, Consolidated Interim Statements of Cash flows, or Consolidated Interim Balance sheets.

Note 2. Summary of Significant Accounting Policies

The Company’s accounting policies are set forth in “Note 2. Summary of Significant Accounting Policies” of the Company’s Notes to Consolidated and Combined Financial Statements included in the 2019 Annual Report on Form 10-K. Included herein are certain updates to those policies.

The World Health Organization (“WHO”) declared the novel coronavirus disease ("COVID-19") a pandemic in March 2020. The broader implications of COVID-19 on the Company’s results of operations and overall financial performance remain uncertain. The Company has and may continue to experience constrained supply or slowed customer demand that could materially adversely impact the Company’s business, results of operations and overall financial performance in future periods. See “Item 1A. Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on the Company’s business. As there remains a high degree of uncertainty around the impacts of the COVID-19 pandemic, the Company addresses and evaluates the impacts frequently. At June 30, 2020, the Company believes that the accounting policies most likely to be affected by the COVID-19 pandemic are the following:

Use of Estimates—The preparation of the Company’s Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the Consolidated Financial Statements and related disclosures in the accompanying Notes to Consolidated Financial Statements. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed, and the effects of changes are reflected in the Consolidated Financial Statements in the period they are determined to be necessary. Estimates are used when accounting for stock-based compensation, pension benefits, contingent consideration, indemnification liabilities, goodwill and intangible assets, and valuation allowances for accounts receivable, inventory, deferred tax assets, and the amounts of revenue and expenses reported during the period. The Company has used information available to identify potential impacts caused by the COVID-19 pandemic at June 30, 2020 in these estimates.

Goodwill— The Company has determined that it is not more likely than not that the carrying value of goodwill exceeds the fair value at June 30, 2020. However, the extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, depending upon the severity and duration of the outbreak, and the effectiveness of actions taken globally to contain or mitigate its effects. Any resulting financial impact cannot be estimated reasonably at this time but may materially adversely affect our business and financial results. It is likely that, during the remainder of 2020 and possibly beyond, macroeconomic conditions will be volatile and could impact our business. If there is an adverse change in facts and circumstances, then an  impairment charge may be necessary in the future. Specifically, the fair value of our Products & Solutions reporting unit, with goodwill of approximately $1,997 million at June 30, 2020, exceeded its carrying value by 10% and therefore is highly sensitive to adverse changes in the facts and circumstances that could result in a possible future impairment. Should the fair value of the Company’s reporting units fall below its carrying amount because of reduced operating performance, market declines, changes in the discount rate, a more significant impact than expected from the COVID-19 pandemic, or other conditions, charges for impairment may be necessary. The Company regularly monitors its reporting units to determine if there is an indicator of potential impairment.

Recent Accounting Pronouncements—The Company considers the applicability and impact of all recent accounting standards updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on the Company’s consolidated financial position or results of operations.

In January 2020, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which provides guidance designed to provide financial statement users with more information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. From November 2018 to November 2019, amendments to Topic 326 were issued to clarify numerous accounting topics. When determining such expected credit losses, the guidance requires companies to apply a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Adoption of this pronouncement did not have a material financial statement impact.

In August 2018, the FASB issued guidance that amends the current disclosure requirements regarding defined benefit pensions and other post retirement plans and allows for the removal of certain disclosures, while adding certain new disclosure requirements. This standard is effective for fiscal years beginning after December 15, 2020 and allows for early adoption. The Company will adopt on January 1, 2021 and does not expect this new standard to have a significant impact to its disclosures.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which is optional guidance related to reference rate reform that provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for our Term Loans and Revolving Credit Facility, which use LIBOR as a reference rate, and is effective immediately, but is only available through December 31, 2022. Refer to “Note 10. Long-term Debt and Credit Agreement” for further details on our Term Loans and Revolving Credit Facility. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

Note 3. (Loss) Earnings Per Share

The details of the earnings per share calculations for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Basic:	2020	2019	2020	2019
Net (loss) income	$(76)	$(11)	$(97)	$37
Weighted average common shares outstanding (in thousands)	123,203	122,700	123,083	122,635
(Loss) earnings per share - Basic	$(0.62)	$(0.09)	$(0.79)	$0.30

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Diluted:	2020	2019	2020	2019
Net (loss) income	$(76)	$(11)	$(97)	$37
Weighted average common shares outstanding - Basic (in thousands)	123,203	122,700	123,083	122,635
Dilutive effect of common stock equivalents	-	-	-	855
Weighted average common shares outstanding - Diluted (in thousands)	123,203	122,700	123,083	123,490
(Loss) earnings per share - Diluted	$(0.62)	$(0.09)	$(0.79)	$0.30

 Diluted earnings per share is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the three and six months ended June 30, 2020 and 2019. In periods where the Company has a net loss, no dilutive common shares are included in the calculation for diluted shares as they are considered anti-dilutive. For the three and six months ended June 30, 2020, average options and other rights to purchase approximately 4.7 million and 4.1 million shares of common stock, respectively, were outstanding, all of which were anti-dilutive during the three and six months ended June 30, 2020, and therefore excluded from the computation of diluted earnings per common share. In addition, an average of approximately 0.6 million and 0.5 million shares of performance-based unit awards are excluded from the computation of diluted earnings per common share for the three and six months ended June 30, 2020 as the contingency has not been satisfied. For the three and six months ended June 30, 2019, options and other rights to purchase approximately 1.5 million and 1.4 million shares of common stock, respectively, were outstanding, all of which were anti-dilutive during the three and six months ended June 30, 2019, and therefore excluded from the computation of diluted income per common share. An average of approximately 0.3 million and 0.2 million shares of performance-based unit awards are excluded from the computation of diluted earnings per common share for the three and six months ended 2019, respectively, as the contingency has not been satisfied.

Note 4. Acquisitions

On February 10, 2020, the Company completed the acquisition of privately held Herman ProAV, a leading provider and distributer of professional audio-visual products, procurement services and labor resources to systems integrators in the commercial audio-visual industry. The purchase price paid for this acquisition was approximately $36 million. In connection with this acquisition, the Company recognized goodwill and intangible assets of $4 million and $18 million, respectively. This acquisition was integrated into and builds upon ADI Global Distribution’s product portfolio and expands its presence in the pro-AV market. The Herman ProAV acquisition agreements include deferred payments for certain individuals that are contingent upon employment as well as financial performance. The Company determined that these deferred payments are accounted for as compensation expense over the requisite service period. The Company is substantially complete with the allocation of purchase price, however, amounts are still subject to finalization. Pro-forma disclosures are not provided as the acquisition has an immaterial financial statement impact.

Note 5. Revenue Recognition

Disaggregated Revenue

Revenues by geography and business line are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
U.S. and Canada	$532	$579	$1,108	$1,115
EMEA (1)	95	112	209	227
APAC (2)	4	14	18	28
ADI Global Distribution	631	705	1,335	1,370
Comfort	198	271	428	543
Security	115	137	237	269
Residential Thermal Solutions	85	129	208	276
Products & Solutions	398	537	873	1,088
Net revenue	$1,029	$1,242	$2,208	$2,458

(1)	EMEA represents Europe, the Middle East and Africa.
(2)	APAC represents Asia and Pacific countries.

The Company recognizes the majority of its revenue from performance obligations outlined in contracts with its customers that are satisfied at a point in time. Approximately 3% of the Company’s revenue is satisfied over time. As of June 30, 2020, and 2019 contract assets and liabilities were not material.

Note 6. Restructuring and Other Charges

During the fourth quarter of 2019, the Company announced commencement of a comprehensive financial and operational review focused on product cost, gross margin improvement, and general and administrative expense simplification. The review is being overseen by the Strategic and Operational Committee of the board, comprised of independent directors. The Company retained industry-recognized experts in supply chain optimization and organizational excellence to assist in the review. Certain restructuring actions have been and are continuing to be implemented under this program as well as previous programs. Products & Solutions segment restructuring and related expenses for the three and six months ended June 30, 2020 were $9 million and $17 million, respectively, and for both the three and six months ended June 30, 2019, restructuring and related expense were $19 million. ADI Global Distribution segment restructuring and related expenses for the three and six months ended June 30, 2020 were $2 million and $3 million, respectively, and for both the three and six months ended June 30, 2019, restructuring and related expenses were $6 million. Restructuring and related expenses for all periods are primarily related to severance.

The following table summarizes the pretax distribution of total net restructuring charges by unaudited Consolidated Statements of Operations classification:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cost of goods sold	$4	$13	$7	$13
Selling, general and administrative expenses	7	12	13	12
	$11	$25	$20	$25

The following table summarizes the status of total restructuring reserves related to severance cost included in Accrued liabilities in the unaudited Consolidated Balance Sheets:

Six Months Ended
June 30,
2020
Beginning of period	$19
Charges	20
Usage – cash payments	(14)
End of period	$25

Note 7. Income Taxes

The Company recorded a tax expense of $23 million and $19 million for the three and six months ended June 30, 2020, respectively.

For interim periods, income tax is equal to the total of (1) year-to-date pretax income multiplied by our forecasted effective tax rate plus (2) tax expense items specific to the period. In situations where we expect to report losses for which we do not expect to receive tax benefits, we are required to apply separate forecasted effective tax rates to those jurisdictions rather than including them in the consolidated forecasted effective tax rate. In situations in which our forecasted effective tax rate is highly sensitive to changes in forecasted pretax income/loss, we are required to use year-to-date actual amounts, while still observing the ‘tax benefit of losses’ rule above, to calculate income tax for the interim period. For the three and six months ended June 30, 2020, the calculation of income tax expense was governed by this set of rules.

For the three months ended June 30, 2020, the net tax expense of $23 million was driven by interim period tax expense of $25 million based on year-to-date actual amounts, offset by a tax benefit specific to the period of approximately $2 million consisting primarily of a $3 million tax benefit for changes in estimates related to prior years, which was partially offset by tax expense for share-based excess cost of $1 million. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, non-deductible expenses, and U.S. taxation of foreign earnings.

Note 8. Inventories—Net

	June 30,	December 31,
	2020	2019
Raw materials	$170	$154
Work in process	18	18
Finished products	501	568
Inventory reserves	(75)	(69)
	$614	$671

Note 9. Accrued Liabilities

	June 30,	December 31,
	2020	2019
Obligations payable to Honeywell under Indemnification Agreements	$175	$140
Taxes payable	55	66
Compensation, benefit and other employee-related	74	66
Customer rebate reserve	45	78
Other	215	202
	$564	$552

Refer to “Note 13. Commitments and Contingencies” for further details on Obligations payable to Honeywell under Indemnification Agreements.

Note 10. Long-term Debt and Credit Agreement

The Company’s debt at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30,	December 31,
	2020	2019
6.125% notes due 2026	$400	$400
Five-year variable rate term loan A due 2023	328	333
Seven-year variable rate term loan B due 2025	469	470
Revolving Credit Facility	250	-
Unamortized deferred financing costs and debt discounts	(20)	(23)
Total outstanding indebtedness	1,427	1,180
Less: amounts due within one year	287	22
Total long-term debt due after one year	$1,140	$1,158

  On November 26, 2019, the Company entered into a First Amendment to the Credit Agreement (the “Credit Agreement Amendment”). The Credit Agreement Amendment amended the five-year variable rate term loan A due 2023 (the “Term A Loan Facility”), the seven-year variable rate term loan B due 2025 (the “Term B Loan Facility” and together, the “Term Loans”) and the five-year senior secured first-lien revolving credit facility (the “Revolving Credit Facility”) credit agreement (the “Credit Agreement”) to, among other things: (i) increase the levels of the maximum consolidated total leverage ratio under the Credit Agreement, to not greater than 5.25 to 1.00 for the quarter ended December 31, 2019, with step-downs to 4.75 to 1.00 starting in the quarter ending December 31, 2020, 4.25 to 1.00 starting in the quarter ending December 31, 2021, and 3.75 to 1.00 starting in the quarter ending December 31, 2022; (ii) increase each applicable interest rate margin on loans outstanding after the first amendment effective date by 25 basis points per annum, 2.25% per annum (for LIBOR loans) and 1.25% per annum (for ABR loans) in respect of the Term B Loan Facility, and based on our leverage ratio, from 2.25% per annum to 1.75% per annum (for LIBOR loans) and 1.25% to 0.75% per annum (for ABR loans) for the Term A Loan Facility and the Revolving Credit Facility; and (iii) modify the defined terms “Consolidated EBITDA” and “Pro Forma Basis” set forth in the Credit Agreement. The Revolving Credit Facility can also be based on the rate of interest last quoted by The Wall Street Journal as the “prime rate” in the United States.

As of June 30, 2020, there were $250 million of borrowings and no letters of credit issued under the $350 million Revolving Credit Facility. The Company assessed the amount recorded under the Term Loans, the 6.125% senior unsecured notes (the “Senior Notes”), and the Revolving Credit Facility. The Company determined that the Revolving Credit Facility approximated fair value. The senior secured first-lien Term A Loan Facility, senior secured first-lien Term B Loan Facility and the Senior Notes’ fair values are approximately $313, $453 and $388 million, respectively. The fair values of the debt are based on the quoted inactive prices and are therefore classified as Level 2 within the valuation hierarchy.

At June 30, 2020, the interest rate for the Term Loans was 2.56% and the weighted average interest rate for the Revolving Credit Facility was 2.44%. The interest expense for the Revolving Credit Facility, Term Loans and Senior Notes during the three and six months ended June 30, 2020 was $18 million and $35 million, respectively, which includes the amortization of deferred financing costs and debt discounts.

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

The Company’s operating lease costs for the three and six months ended June 30, 2020 and 2019 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cost of goods sold	$4	$4	$8	$8
Selling, general & administrative	10	9	20	17
Total operating lease costs	$14	$13	$28	$25

Total operating lease costs include variable lease costs of $4 million and $7 million, respectively, for the three and six months ended June 30, 2020. For the three and six months ended June 30, 2019, total operating lease costs included variable lease costs of $2 million and $5 million, respectively. Total operating lease costs also include offsetting sublease income which is immaterial for the three and six months ended June 30, 2020 and 2019.

The Company recognized the following related to its operating leases:

	Financial Statement Line Item	At June 30, 2020	At December 31, 2019
Operating right-of-use assets	Other assets	$129	$137
Operating lease liabilities - current	Accrued liabilities	$30	$31
Operating lease liabilities - noncurrent	Other liabilities	$106	$111

Maturities of the Company’s operating lease liabilities were as follows:

At June 30, 2020
2020	$19
2021	37
2022	32
2023	25
2024	14
Thereafter	35
Total lease payments	162
Less: imputed interest	26
Present value of operating lease liabilities	$136
Weighted-average remaining lease term (years)	5.58
Weighted-average incremental borrowing rate	6.11%

Supplemental cash flow information related to the Company’s operating leases was as follows:

	Six Months Ended June 30,
	2020	2019
Operating cash outflows	$15	$18
Operating right-of-use assets obtained in exchange for operating lease liabilities	$10	$38

As of June 30, 2020, the Company has additional operating leases that have not yet commenced. Obligations under these leases are not material. Additionally, as a lessor, the Company leases all or a portion of certain owned properties. Rental income for the three and six months ended June 30, 2020 and 2019 was not material.

Note 12. Stock-Based Compensation Plans

Restricted Stock Units (“RSUs”)

During the six months ended June 30, 2020, as part of the Company’s annual long-term compensation under the 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates and the 2018 Stock Incentive Plan for Non-Employee Directors of Resideo Technologies, Inc. as may be amended from time to time (together, the “Stock Incentive Plan”), it granted 786,692 performance-based RSUs and 1,977,494 time-based RSUs to eligible employees. The weighted average grant date fair value per share for these shares was $8.85.

Stock Options

During the six months ended June 30, 2020, as part of the Company’s annual long-term compensation under the Stock Incentive Plan, 1,083,665 stock options were granted to eligible employees at a weighted average exercise price per share of $9.17 and weighted average grant date fair value per share of $2.61.

Note 13. Commitments and Contingencies

Environmental Matters

The Company is subject to various federal, state, local and foreign government requirements relating to the protection of the environment and accrues costs related to environmental matters when it is probable that it has incurred a liability related to a contaminated site and the amount can be reasonably estimated. Environmental-related expenses for sites owned and operated by Resideo are presented within Cost of goods sold for operating sites. For the three and six months ended June 30, 2020 and June 30, 2019, environmental expenses related to these operating sites were not material. Liabilities for environmental costs were $22 million as of June 30, 2020 and December 31, 2019.

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

Payment amounts under the Honeywell Reimbursement Agreement will be deferred to the extent that a specified event of default has occurred and is continuing under certain indebtedness, including under the Company’s principal credit agreement, or the payment thereof causes the Company to not be compliant with certain financial covenants in certain indebtedness, including the Company’s principal credit agreement, on a pro forma basis, including the maximum total leverage ratio (ratio of consolidated debt to consolidated EBITDA, which excludes any amounts owed to Honeywell under the Honeywell Reimbursement Agreement), and the minimum interest coverage ratio. A 5% late payment fee will accrue on all amounts that are not otherwise entitled to be deferred under the terms of the Honeywell Reimbursement Agreement, without prejudice to any other rights that Honeywell may have for late payments.

The obligations under the Honeywell Reimbursement Agreement will continue until the earlier of: (1) December 31, 2043; or (2) December 31 of the third consecutive year during which the annual reimbursement obligation (including in respect of deferred payment amounts) has been less than $25 million.

On April 21, 2020, the Company and Honeywell entered into an amendment to the Honeywell Reimbursement Agreement (the "Reimbursement Agreement Amendment"). Pursuant to the Reimbursement Agreement Amendment, certain covenants in Exhibit G of the Reimbursement Agreement were modified to conform, if applicable, to the amended covenants included in the Credit Agreement Amendment. The modified covenants include the leverage ratio, which, consistent with the Credit Agreement Amendment, increased the levels of the maximum consolidated total leverage ratio to not greater than 5.25 to 1.00 for the fiscal quarter ending December 31, 2019, 4.75 to 1.00 starting in the fiscal quarter ending December 31, 2020, 4.25 to 1.00 starting in the fiscal quarter ending December 31, 2021, and 3.75 to 1.00 starting in the fiscal quarter ending December 31, 2022. In addition, under the Reimbursement Agreement Amendment, the parties agreed to defer until no later than July 30, 2020 the $35 million quarterly payment otherwise payable to Honeywell on April 30, 2020. The Reimbursement Agreement Amendment expressly reserves all rights of the parties thereto and their respective affiliates in respect of the Honeywell Reimbursement Agreement and each other contract or agreement between such parties or their affiliates (the “Other Agreements”), and provides that the execution of the amendment does not constitute a waiver of any claims, rights, remedies, defenses, arguments, interpretations or obligations of such parties or their affiliates under or related to the Honeywell Reimbursement Agreement or any Other Agreement. See “Note 16. Subsequent Events" of Notes to Consolidated Interim Financial Statements of this Form 10-Q for a discussion of the Honeywell Reimbursement Agreement.

The following table summarizes information concerning our Honeywell Reimbursement Agreement liabilities:

	Six Months Ended June 30,
	2020	2019
Beginning balance	$585	$616
Accruals for indemnification liabilities deemed probable and reasonably estimable	69	103
Reduction (1)	-	(81)
Indemnification payment	(35)	(70)
Ending balance	$619	$568

(1)

Reduction in indemnification liabilities relates to a provision in the Honeywell Reimbursement Agreement that reduces the obligation due to Honeywell for any proceeds received by Honeywell from a property sale of a site under the agreement.

For the three and six months ended June 30, 2020, net expenses related to the Honeywell Reimbursement Agreement were $35 million and $69 million, respectively, and for the three and six months ended June 30, 2019, expenses related to the Honeywell Reimbursement Agreement were $36 million and $22 million, respectively, and are recorded in Other expense, net. Honeywell Reimbursement Agreement liabilities are included in the following balance sheet accounts:

	June 30, 2020	December 31, 2019
Accrued liabilities	$175	$140
Obligations payable to Honeywell under Indemnification Agreements	444	445
	$619	$585

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

Tax Matters Agreement

In connection with the Spin-Off, the Company entered into a tax matters agreement (the “Tax Matters Agreement”) with Honeywell pursuant to which it is responsible and will indemnify Honeywell for all taxes, including income taxes, sales taxes, VAT and payroll taxes, relating to the business for all periods, including periods prior to the consummation of the Spin-Off. As of June 30, 2020 and December 31, 2019, the Company had an indemnity outstanding to Honeywell for future tax payments of $141 million and $149 million, which is included in Obligations payable to Honeywell under Indemnification Agreements.

Trademark Agreement

In connection with the Spin-Off, the Company and Honeywell entered into a 40-year Trademark License Agreement (the “Trademark Agreement”) that authorizes the Company’s use of certain licensed trademarks in the operation of Resideo’s business for the advertising, sale and distribution of certain licensed products. In exchange, the Company pays a royalty fee of 1.5% on net revenue to Honeywell related to such licensed products which is recorded in Selling, general and administrative expense on the unaudited Consolidated Interim Statements of Operations. For the three and six months ended June 30, 2020 royalty fees were $5 million and $11 million, respectively. For the three and six months ended June 30, 2019, royalty fees were $6 million and $13 million, respectively.

In addition, on April 21, 2020, Resideo and Honeywell entered into a First Amendment to the Trademark Agreement (the “Trademark License Amendment”). Pursuant to the Trademark License Amendment, the parties agreed to defer until no later than July 30, 2020 the approximately $6 million royalty payment otherwise payable to Honeywell within 60 days of the end of the quarter ended March 31, 2020. See “Note 16. Subsequent Events" of Notes to Consolidated Interim Financial Statements of this Form 10-Q for a discussion of the Trademark Agreement.

Other Matters

The Company is subject to other lawsuits, investigations and disputes arising out of the conduct of its business, including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employee matters, intellectual property, and environmental, health and safety matters. The Company recognizes a liability for any contingency that is probable of occurrence and reasonably estimable. The Company continually assesses the likelihood of adverse judgments or outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. No such matters are material to the Company's unaudited financial statements.

The Company, the Company’s former CEO Michael Nefkens, the Company’s former CFO Joseph Ragan, and the Company’s former CIO Niccolo de Masi are named defendants of a class action securities suit styled In re

Resideo Technologies, Inc. Securities Litigation, 19cv-02889 (the "Securities Litigation"). The Securities Litigation is a class action securities suit with the class defined as all persons or entities who purchased or otherwise acquired common stock of Resideo during the class period of October 29, 2018 to November 6, 2019. The complaint asserts claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, broadly alleging, among other things, that the defendants (or some of them) made false and misleading statements regarding, among other things, Resideo’s business, performance, the efficiency of its supply chain, operational and administrative issues resulting from the spin-off from Honeywell, certain business initiatives, and financial guidance in 2019. The defendants filed a motion to dismiss the complaint on July 10, 2020. A tentative argument is scheduled for December 1, 2020. See “Note 19. Commitments and Contingencies” of Notes to Consolidated and Combined Financial Statements in our 2019 Annual Report on Form 10-K for further discussion. The Company intends to vigorously defend against the allegations in the Securities Litigation, but there can be no assurance that the defense will be successful.

On July 6, 2020, Jawad A. Ayaz as Trustee of the Shiv Venkatasetty 2016 Trust (“Derivative Plaintiff”) filed a shareholder derivative complaint (the “Derivative Complaint”) against certain current or former directors and officers of the Company (“Derivative Defendants”) in the District Court for the District of Delaware, captioned Ayaz v. Nefkens, 20-cv-00915. Derivative Plaintiff alleges generally that Derivative Defendants breached fiduciary duties owed to the Company by allegedly causing or allowing the Company to make materially false and misleading statements to the public regarding the Company’s business operations and financial prospects. Derivative Plaintiff also alleges that the Company’s 2019 proxy statement was materially false and misleading, in violation of Section 14(a) of the Securities Exchange Act of 1934, and asserts claims of corporate waste and unjust enrichment, among other allegations, and relies on a similar set of facts as alleged in the Securities Litigation. The Derivative Complaint seeks declaratory relief and unspecified money damages on behalf of the Company. On July 28, 2020 certain of the Derivative Defendants filed a stipulation to stay the proceedings pending the resolution of the motion to dismiss in the Securities Litigation. The stipulation is subject to the court’s approval. The Company intends to defend this action vigorously, but there can be no assurance that the defense will be successful.

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

The following table summarizes information concerning recorded obligations for product warranties and product performance guarantees:

	Six Months Ended June 30,
	2020	2019
Beginning of period	$25	$26
Accruals for warranties/guarantees issued during the year	12	7
Adjustment of pre-existing warranties/guarantees	(2)	(2)
Settlement of warranty/guarantee claims	(9)	(8)
End of period	$26	$23

Note 14. Pension

The Company sponsors multiple funded and unfunded U.S. and non-U.S. defined benefit pension plans. Pension benefits for many of its U.S. employees are provided through non-contributory, qualified and non-qualified defined benefit plans. It also sponsors defined benefit pension plans which cover non-U.S. employees who are not U.S. citizens, in certain jurisdictions, principally Germany, Austria, Belgium, France, India, Switzerland, and the Netherlands. The pension obligations as of June 30, 2020 and December 31, 2019 were $129 million and $124 million, respectively, and are included in Other liabilities in the unaudited Consolidated Interim Balance Sheet. Net periodic benefit cost recognized in Comprehensive loss for the three and six months ended June 30, 2020 is $2 million and $4 million, respectively. Net periodic benefit cost recognized in Comprehensive (loss) income for the three and six months ended June 30, 2019 was $2 million and $4 million, respectively.

The components of net periodic benefit costs other than the service cost are included in Other expense, net in the unaudited Consolidated Interim Statements of Operations for the three and six months ended June 30, 2020 and 2019.

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

The Company’s Chief Operating Decision Maker evaluates segment performance based on Segment Adjusted EBITDA. Segment Adjusted EBITDA is defined as segment net (loss) income before income taxes, net interest (income) expense, depreciation and amortization plus environmental expense, Honeywell Reimbursement Agreement expense, stock compensation expense, restructuring charges and other adjustments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue
Total Products & Solutions revenue	$482	$611	$1,041	$1,233
Less: Intersegment revenue	84	74	168	145
External Products & Solutions revenue	398	537	873	1,088
External ADI Global Distribution revenue	631	705	1,335	1,370
Total revenue	$1,029	$1,242	$2,208	$2,458

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Segment Adjusted EBITDA
Products & Solutions	$35	$75	$88	$156
ADI Global Distribution	28	47	74	93
Segment Adjusted EBITDA	$63	$122	$162	$249

The table below provides a reconciliation of net (loss) income to Segment Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net (loss) income	$(76)	$(11)	$(97)	$37
Net interest expense (1)	17	17	34	33
Tax expense	23	-	19	36
Depreciation and amortization	21	20	42	36
Honeywell Reimbursement Agreement net expense (2)	35	36	69	22
Stock compensation expense (3)	7	7	14	14
Restructuring charges	11	25	20	25
Other (4)	25	28	61	46
Segment Adjusted EBITDA	$63	$122	$162	$249

(1)

For the three and six months ended June 30, 2020 interest expense was $18 million and $35 million net of interest income of $1 million and $1 million, respectively. For the three and six months ended June 30, 2019 interest expense was $18 million and $35 million net of interest income of $1 million and $2 million, respectively.

(2)	Represents recorded net expenses related to the Honeywell Reimbursement Agreement.
(3)	Stock compensation expense adjustment includes only non-cash expenses.
(4)

For the three and six months ended June 30, 2020, Other represents $15 million and $27 million of items related to the Spin-Off, $14 million and $28 million of consulting and other fees related to transformation programs, ($4) million and $5 million of non-operating (income) expense adjustment which excludes net interest (income), and $0 million and $1 million of acquisition-related expenses, respectively. For the three and six months ended June 30, 2019, Other represents $16 million and $34 million of cost directly related to the Spin-Off, $12 million and $13 million related to developments on legal claims that arose prior to Spin-Off, and $0 million and ($1) million in non-operating (income) expense adjustment which excludes net interest (income). The three and six months ended June 30, 2019 includes an adjustment for $6 million of costs directly related to the Spin-Off. Costs from the second quarter of 2019 were identified during the third quarter of 2019 as Spin-Off costs and are now included in our three and six months ended adjustments.

The Company’s CODM does not use segment assets information to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.

Note 16. Subsequent Events

On July 28, 2020, the Company and Honeywell entered into the Second Reimbursement Agreement Amendment. Pursuant to the Second Reimbursement Agreement Amendment, the parties agreed to further defer until no later than October 30, 2020 the $35 million quarterly payment that was originally due thirty days following the start of the second quarter of 2020 and was previously deferred until no later than July 30, 2020 pursuant to the Reimbursement Agreement Amendment. In connection with the execution of the Second Reimbursement Agreement Amendment, the Company confirmed that it would pay, no later than July 30, 2020, the $35 million quarterly payment that is due thirty days following the start of the third quarter of 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions, except per share amounts)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help you understand the results of operations and financial condition of Resideo Technologies, Inc. and its consolidated subsidiaries (“Resideo” or “the Company”, “we”, “us” or “our”) for the three and six months ended June 30, 2020 and should be read in conjunction with the unaudited Consolidated Interim Financial Statements and the notes thereto contained elsewhere in this Form 10-Q. The financial information as of June 30, 2020 should be read in conjunction with the consolidated and combined financial statements for the year ended December 31, 2019 contained in our 2019 Annual Report on Form 10-K (the “2019 Annual Report on Form 10-K”).

Overview and Business Trends

We are a leading global provider of products, software solutions and technologies that help homeowners stay connected and in control of their comfort, security and energy use. We are a leader in the home heating, ventilation and air conditioning controls and security markets. We manage our business operations through two segments, Products & Solutions and ADI Global Distribution. Our Products & Solutions segment consist of solutions in Comfort, Residential Thermal Solutions (“RTS”) and Security categories and include temperature and humidity control, thermal, water and air solutions and remote patient monitoring software solutions as well as security panels, sensors, peripherals, wire and cable, communications devices, video cameras, awareness solutions, cloud infrastructure, installation and maintenance tools and related software. Our ADI Global Distribution business is the leading wholesale distributor of low-voltage electronic and security products which include intrusion and smart home, fire, video surveillance, access control, power, audio and video, ProAV, networking, communications, wire and cable, enterprise connectivity and structured wiring. The Products & Solutions segment, which, consistent with our industry, has a higher gross and operating margin profile in comparison to the ADI Global Distribution segment.

Our Chief Operating Decision Maker evaluates segment performance based on Segment Adjusted EBITDA. Segment Adjusted EBITDA is defined as segment net (loss) income before income taxes, net interest expense (income), depreciation and amortization plus or minus environmental expense, expenses related to the indemnification and reimbursement agreement with Honeywell (the “Honeywell Reimbursement Agreement”), stock compensation expense, restructuring charges, other expense, net and other costs not directly related to future ongoing business of the segments, such as costs related to becoming an independent publicly traded company (“the Spin-Off”) on October 29, 2018 and costs related to restructuring programs.

Our financial performance is influenced by several macro factors such as repair and remodeling activity, residential and non-residential construction, employment rates, and overall macro environment. The first half of 2020 saw the global outbreak of a novel coronavirus disease (“COVID-19”), which created economic disruption and negatively impacted revenue in both segments.

Recent Developments

COVID-19 Pandemic

The World Health Organization (“WHO”) declared COVID-19 a pandemic in March 2020. The broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain. During the first six months of 2020, we experienced constrained supply and slowed customer demand that has and may continue to adversely impact business, results of operations and overall financial performance in future periods. See “Item 1A. Risk Factors” of this Form 10-Q for further discussion of the possible impact of the COVID-19 pandemic on our business. As there remains a high degree of uncertainty around the impacts of the COVID-19 pandemic, we address and evaluate the impacts regularly.

U.S. and international government responses to the COVID-19 outbreak have included “shelter in place,” “stay at home” and similar types of orders. In the United States, Canada and certain other countries globally, these orders exempt certain products and services needed to maintain continuity of operations of critical infrastructure sectors as determined by the federal government. Although certain of the Company’s operations are currently considered essential and exempt in the United States, Canada and certain other countries globally, there remain certain jurisdictions where there have been and may continue to be restrictions on manufacturing or operations or other government lockdown mandates or recommendations, under which we have temporarily closed certain manufacturing and sales facilities, and restricted operations in others, including manufacturing in Mexico and restricted operations in certain ADI sales branches, although certain of these facilities have since reopened or remained opened with restricted sales activities. If any of the applicable exemptions are curtailed or revoked in the future, that could adversely impact our business, operating results and financial condition. Furthermore, to the extent these exemptions do not extend to our key suppliers and customers, this could also adversely impact our business, operating results and financial condition. We have also implemented work-from-home policies for a significant percentage of our employees, which could negatively impact productivity, disrupt conduct of our business in the ordinary course and delay our production timelines. Due to the significant remote workforce populations, we may also face informational technology infrastructure and connectivity issues from the vendors that we rely on for certain information technologies to administer, store and support the Company’s multiple business activities. Finally, we are incurring increased costs associated with cleaning and other employee safety measures.

Our visibility toward future performance is more limited than is typical due to the uncertainty surrounding the duration and ultimate impact of COVID-19 and the mitigation measures that are implemented by governmental authorities. We also expect business conditions to remain challenging, as we have seen a decline in sales in the second quarter. In response to these challenges, we will continue to focus on those factors that we can control: closely managing and controlling our expenses; aligning our production schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of our manufacturing, selling and administrative activities.

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

Second Quarter Highlights

Net revenue decreased $213 million in the recent quarter compared to the second quarter of 2019, driven by the impact of COVID-19. Gross profit as a percent of net revenues decreased to 23% in the recent quarter from 26% in the second quarter of 2019. The primary drivers to the decrease in gross profit percentage were a 200 bps unfavorable impact from lower revenue volumes in ADI Global Distribution and Products & Solutions, a 100 bps unfavorable impact from increased factory costs related to COVID-19 employee safety measures, and a 100 bps unfavorable impact resulting from sales mix changes. These impacts were partially offset by a 100 bps favorable impact from transformation programs cost savings. Second quarter net loss was $76 million for the three months ended June 30, 2020 compared to net loss of $11 million for the three months ended June 30, 2019.

Selling, general, and administrative expenses decreased by $39 million in the recent quarter compared to the second quarter of 2019. The decrease was driven by on-going cost savings from transformation programs, cost reduction actions including COVID-19 related cost management efforts and suspended travel, decreased spin related expenses, foreign currency translation and other cost reductions totaling $59 million. These decreases were partially offset by costs related to transformation project, commercial investments in our business, and labor and other cost inflation totaling $20 million.

We ended the second quarter with $362 million in cash and cash equivalents. Net cash provided by operating activities was $71 million for the six months ended June 30, 2020. At June 30, 2020, accounts receivable were $704 million and inventories were $614 million and $250 million was drawn under our revolving credit facility.

Basis of Presentation

Our financial statements are presented on a consolidated basis (collectively, the “Interim Financial Statements”). The Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Reclassification

On January 1, 2020, we changed the classification of research and development expenses in the Consolidated Interim Statements of Operations from Cost of goods sold to Selling, general and administrative expenses, such that research and development expenses are excluded from the calculation of Gross profit. The impact on the June 30, 2019 Consolidated Interim Statement of Operations is a reduction of Cost of goods sold, an increase in Gross profit and an increase in Selling, general and administrative expenses for the three and six months ended June 30, 2019 of $27 million and $46 million, respectively. This reclassification had no effect on the previously reported Net (loss) income or the Company’s Consolidated Interim Statements of Comprehensive (Loss) Income, Consolidated Interim Statements of Cash flows, or Consolidated Interim Balance sheets.

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

ADI Global Distribution. We generate revenue through the distribution of low-voltage electronic and security products that are delivered through a comprehensive network of professional contractors, distributors and OEMs, as well as major retailers and online merchants. In addition to our own Security products, ADI Global Distribution distributes products from industry-leading manufacturers and ADI Global Distribution also carries a line of private label products. We sell these products to contractors that service non-residential and residential end-users. 16% of ADI Global Distribution’s net revenue is supplied by our Products & Solutions segment. Management estimates that in 2019 approximately two-thirds of ADI Global Distribution’s net revenue was attributed to non-residential end markets and one-third to residential end markets.

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

Other Expense, Net

Other expense, net consists primarily of Honeywell Reimbursement Agreement expenses (gains) for certain environmental claims related to approximately 230 sites or groups of sites that are undergoing environmental remediation under U.S. federal or state law and agency oversight for contamination associated with Honeywell historical business operations. For further information see the “Honeywell Reimbursement Agreement” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 13. Commitments and Contingencies” of Notes to Interim Financial Statements of this Form 10-Q. Other expense, net also includes foreign exchange gains and losses.

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

Results of Operations

The following table sets forth our selected unaudited consolidated interim statements of operations for the periods presented:

Unaudited Consolidated Interim Statements of Operations

(Dollars in millions except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net revenue	$1,029	$1,242	$2,208	$2,458
Cost of goods sold	793	919	1,688	1,803
Gross profit	236	323	520	655
Selling, general and administrative expenses	242	281	492	528
Operating (loss) profit	(6)	42	28	127
Other expense, net	29	35	71	19
Interest expense	18	18	35	35
(Loss) income before taxes	(53)	(11)	(78)	73
Tax expense	23	-	19	36
Net (loss) income	$(76)	$(11)	$(97)	$37
Weighted Average Number of Common Shares Outstanding (in thousands)
Basic	123,203	122,700	123,083	122,635
Diluted	123,203	122,700	123,083	123,490
(Loss) Earnings Per Share
Basic	$(0.62)	$(0.09)	$(0.79)	$0.30
Diluted	$(0.62)	$(0.09)	$(0.79)	$0.30

Results of Operations for the Three and Six Months Ended June 30, 2020 and 2019

Net Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net revenue	$1,029	$1,242	$2,208	$2,458
% change compared with prior period	(17)%		(10)%

The change in net revenue compared to prior year period is attributable to the following:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Volume	(18)%	(12)%
Price	1%	2%
Acquisitions	1%	1%
Foreign currency translation	(1)%	(1)%
% change compared with prior period	(17)%	(10)%

A discussion of net revenue by segment can be found in the “Review of Business Segments” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cost of Goods Sold

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cost of goods sold	$793	$919	$1,688	$1,803
% change compared with prior period	(14)%		(6)%
Gross profit percentage	23%	26%	24%	27%

Three months ended

Cost of goods sold for the three months ended June 30, 2020 was $793 million, a decrease of $126 million, or 14%, from $919 million for the three months ended June 30, 2019.

This decrease in cost of goods sold was driven by lower revenue volumes in ADI Global Distribution and Products & Solutions, transformation programs cost savings, foreign currency translation, sourcing productivity, and savings in other miscellaneous cost of goods sold totaling $172 million. The decreased costs were partially offset by the impact of expenses related to revenue that are attributable to the operations of Herman, increased factory costs related to COVID-19 employee safety measures, unfavorable changes in sales mix, material and labor inflation and restructuring related costs totaling $46 million.

The primary drivers to the decrease in gross profit percentage were a 200 bps unfavorable impact as a result of lower revenue volumes in ADI Global Distribution and Products & Solutions, 100 bps unfavorable impact from increased factory costs related to COVID-19 employee safety measures, and a 100 bps unfavorable impact from sales mix changes. These impacts were partially offset by a 100 bps favorable impact from transformation programs cost savings.

Six months ended

Cost of goods sold for the six months ended June 30, 2020 was $1,688 million, a decrease of $115 million, or 6%, from $1,803 million for the six months ended June 30, 2019.

This decrease in cost of goods sold was driven by lower revenue volumes in ADI Global Distribution and Products & Solutions, transformation programs cost savings, foreign currency translation, and reduced spin related costs, totaling $205 million. The decreased costs were partially offset by the impact of expenses related to revenue that are attributable to the operations of Herman, changes in sales mix, increased factory costs related to COVID-19 employee safety measures, material and labor inflation, restructuring related costs, and other miscellaneous costs of goods sold totaling $90 million.

The primary drivers to the decrease in gross profit percentage were a 200 bps unfavorable impact as a result of lower revenue volumes in ADI Global Distribution and Products & Solutions, a 100 bps unfavorable impact from sales mix changes, and from a 100 bps unfavorable impact from increased factory costs related to COVID-19 employee safety measures, material inflation, and labor inflation. These impacts were partially offset by 100 bps favorable impact from transformation programs cost savings.

Selling, General and Administrative Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Selling, general and administrative expense	$242	$281	$492	$528
% of revenue	24%	23%	22%	21%

Three months ended

Selling, general and administrative expense for the three months ended June 30, 2020 was $242 million, a decrease of $39 million, from $281 million for the three months ended June 30, 2019. The decrease was driven by transformation programs cost savings, cost reduction actions including COVID-19 related cost management efforts, decrease in spin related expense, foreign currency translation and other cost reductions totaling $59 million. These decreases were partially offset by labor and other cost inflation, impact of acquisitions, commercial investments, and restructuring related costs totaling $20 million.

Six months ended

Selling, general and administrative expense for the six months ended June 30, 2020 was $492 million, a decrease of $36 million, from $528 million for the six months ended June 30, 2019. The decrease was driven by transformation programs cost savings, cost reduction actions including COVID-19 related cost management efforts, decrease in spin related expense, foreign currency translation and other cost reductions totaling $85 million. These decreases were partially offset by restructuring related costs, labor and other cost inflation, impact of acquisitions, and commercial investments totaling $49 million.

Other Expense, Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Other expense, net	$29	$35	$71	$19

Three months ended

Other expense, net for the three months ended June 30, 2020, was expense of $29 million, a decrease of $6 million from $35 million for the three months ended June 30, 2019. This decrease primarily related to decreased expenses from $4 million in favorable foreign exchange impact, $1 million from the Honeywell Reimbursement Agreement, and $1 million from other non-operating expenses.

Six months ended

Other expense, net for the six months ended June 30, 2020, was expense of $71 million, an increase of $52 million from $19 million for the six months ended June 30, 2019. In the first half of 2020, we recognized $69 million in expense from the Honeywell Reimbursement Agreement compared to expense of $22 million in the first half of 2019, an increase of $47 million primarily related to a provision in the Honeywell Reimbursement Agreement that reduced the obligation due to Honeywell for any proceeds received from a property sale of a site under the agreement. Total increases also include $6 million from unfavorable foreign exchange impact, partially offset by a $1 million decrease in other non-operating expenses.

Tax Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Tax expense	$23	$-	$19	$36
Effective tax rate	(43)%	0%	(24)%	49%

The Company recorded a tax expense of $23 million and $19 million for the three and six months ended June 30, 2020, respectively.

For interim periods, income tax is equal to the total of (1) year-to-date pretax income multiplied by our forecasted effective tax rate plus (2) tax expense items specific to the period. In situations where we expect to report losses for which we do not expect to receive tax benefits, we are required to apply separate forecasted effective tax rates to those jurisdictions rather than including them in the consolidated forecasted effective tax rate. In situations in which our forecasted effective tax rate is highly sensitive to changes in forecasted pretax income/loss, we are required to use year-to-date actual amounts, while still observing the ‘tax benefit of losses’ rule above, to calculate income tax for the interim period. For the three and six months ended June 30, 2020, the calculation of income tax expense was governed by this set of rules.

Three months ended

For the three months ended June 30, 2020, the net tax expense of $23 million was driven by interim period tax expense of $25 million based on year-to-date actual amounts, offset by a tax benefit specific to the period of approximately $2 million consisting primarily of a $3 million tax benefit for changes in estimates related to prior years, which was partially offset by tax expense for share-based excess cost of $1 million. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, non-deductible expenses, and U.S. taxation of foreign earnings.

Six months ended

For the six months ended June 30, 2020, the net tax expense of $19 million, was driven by the year-to-date tax expense of $4 million based on year-to-date actual amounts, and tax expense specific to the period of approximately $15 million, consisting primarily of $15 million for valuation allowances in foreign jurisdictions, $2 million related to the estimated tax impact of the CARES Act on prior years, and share-based excess cost of $1 million, partially offset by a $3 million tax benefit for changes in estimates related to prior years. In addition to items specific to the period our income tax rate/expense are impacted by the mix of earnings across the jurisdictions in which we operate, non-deductible expenses, and U.S. taxation of foreign earnings.

Review of Business Segments

Products & Solutions

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Total revenue	$482	$611		$1,041	$1,233
Less: Intersegment revenue	84	74		168	145
External revenue	$398	$537	(26)%	$873	$1,088	(20)%
Segment Adjusted EBITDA	$35	$75	(53)%	$88	$156	(44)%

Three months ended

Products & Solutions revenue declined 26%, with lower revenue volumes across all business driven by the impact of COVID-19. Segment Adjusted EBITDA declined from $75 million to $35 million, or 53%. Segment Adjusted EBITDA was negatively impacted by $83 million due to lower volume and increased factory costs related to COVID-19 employee safety measures. Other decreases of $21 million relate to inflation, investments to support new product launches, and unfavorable foreign currency exchange rates. These negative impacts were partially offset by $31 million in reduced costs from ongoing transformation programs coupled with $21 million in COVID-19 related cost management actions and $12 million from other cost reduction efforts including product cost reduction programs, reduced inventory reserve costs, and the impact from acquisitions made during the prior year.

Six months ended

Products & Solutions revenue declined 20%, with lower revenue volumes across all business primarily driven by the impact of COVID-19 and the overlap of a strong prior year first quarter. Segment Adjusted EBITDA declined from $156 million to $88 million, or 44%. Segment Adjusted EBITDA was negatively impacted by $132 million due to lower revenue, unfavorable product mix relating mainly to new product launches in the Security and Comfort businesses, and increased factory operating costs attributable to COVID-19 employee safety measures. Other decreases of $32 million relate primarily to labor and material inflation, investments to support new product launches, the impact of acquisitions made during the prior year, and unfavorable foreign currency exchange rates. These negative impacts were partially offset by $50 million in benefits from ongoing transformation programs, $22 million benefit from cost management actions in response to COVID-19, and $24 million from other cost reduction efforts including product cost reduction programs, increased selling prices and reduced inventory reserve costs.

ADI Global Distribution

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
External revenue	$631	$705	(10)%	$1,335	$1,370	(3)%
Segment Adjusted EBITDA	$28	$47	(40)%	$74	$93	(20)%

Three months ended

ADI Global Distribution revenue decreased 10%. COVID-19 impacted all sales regions with decreased revenue volumes. Segment Adjusted EBITDA of $28 million was down $19 million or 40%. Segment Adjusted EBITDA was negatively impacted primarily by lower revenue and unfavorable sales mix, as well as commercial investments and other cost inflation totaling $34 million. Negative impacts were partially offset by cost reduction actions including COVID-19 related cost management efforts, transformation programs, and other expense productivity totaling $15 million.

Six months ended

ADI Global Distribution revenue decreased 3%. COVID-19 impacted all sales regions with decreased revenue volumes. Segment Adjusted EBITDA of $74 million was down $19 million or 20%. Segment Adjusted EBITDA was negatively impacted primarily by lower revenue and unfavorable sales mix, as well as commercial investments and other cost inflation totaling $39 million. Negative impacts were partially offset by cost reduction actions including COVID-19 related cost management actions, transformation programs and other expense productivity totaling $20 million.

Restructuring Charges

We have an ongoing financial and operational review which is focused on product cost and gross margin improvement, and general and administrative expenses simplification. We have retained industry-recognized experts in supply chain optimization and organizational excellence to assist in the review. Certain restructuring actions have been and are continuing to be implemented under this program as well as previous programs. These restructuring actions are expected to generate incremental pre-tax savings of $30 million to $40 million, net of costs of implementation which includes severance and consulting fees, in 2020 compared with 2019 principally from planned workforce reductions. Cash spending related to our restructuring actions was $14 million for the six months ended June 30, 2020 and was funded through operating cash flows.

Net restructuring and related expenses were $11 million and $20 million for the three and six months ended June 30, 2020, primarily related to severance. Net restructuring and related expenses were $25 million for the three and six months ended June 30, 2019 and primarily related to severance. For further discussion of restructuring activities, refer to Note 6. Restructuring and Other Charges of Notes to Consolidated Interim Financial Statements of this Form 10-Q.

Capital Resources and Liquidity

Our liquidity is primarily dependent on our ability to continue to generate cash flows from operations, supplemented by external sources of capital as needed.

In order to preserve capital resources and liquidity, we have accelerated improvements in the productivity and effectiveness of our manufacturing, selling and administrative activities as announced in our financial and operational review. Additional actions we have taken include temporarily postponing or reducing non-essential capital expenditures, further optimizing working capital, and reducing salaries and implementing a furlough program for certain other company employees. We have also implemented workstreams intended to avail our business of all appropriate government programs intended to assist businesses in their recovery via the deferral or reduction of taxes, support of employees and other measures designed to maximize our liquidity that are appropriate given our business and operations in the various regions around the world in which we operate.

•

Operating cash flows provided by continuing operations was $71 million for the six months ended June 30, 2020. Operating cash flows used for continuing operations was $37 million for the six months ended June 30, 2019.

•	As of June 30, 2020, total cash and cash equivalents were $362 million.
•	At June 30, 2020, there were $250 million of borrowings and no letters of credit issued under our $350 million revolving credit facility.

Our future capital requirements will depend on many factors, including the impact of the COVID-19 pandemic, the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects, potential acquisitions of companies or technologies and the expansion of our sales and marketing activities. We believe our existing cash, cash equivalents, and credit under our credit facilities are sufficient to meet our capital requirements through at least the next 12 months.

Honeywell Reimbursement Agreement

In connection with the Spin-Off, we entered into the Honeywell Reimbursement Agreement, pursuant to which we have an obligation to make cash payments to Honeywell in amounts equal to 90% of payments for certain Honeywell environmental-liability payments, which include amounts billed, less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales. The amount payable by us in respect of such liabilities arising in any given year is subject to a cap of $140 million (exclusive of any late payment fees up to 5% per annum). The amount paid during the six months ended June 30, 2020 was $35 million. As described in more detail below, the second quarter payment has been deferred and is required to be paid on or before October 30, 2020. See “Note 19. Commitments and Contingencies” of Notes to Consolidated and Combined Financial Statements in our 2019 Annual Report on Form 10-K for further discussion.

In addition, during 2020 we entered into two amendments with Honeywell. See “Note 13. Commitments and Contingencies” and "Note 16. Subsequent Events" of Notes to Consolidated Interim Financial Statements of this Form 10-Q for a discussion of the Honeywell Reimbursement Agreement amendments.

Cash Flow Summary for the Six Months Ended June 30, 2020 and 2019

Our cash flows from operating, investing and financing activities for the six months ended June 30, 2020 and 2019, as reflected in the unaudited Interim Financial Statements are summarized as follows:

	Six Months Ended June 30,
	2020	2019
Cash provided by (used for):
Operating activities	$71	$(37)
Investing activities	(66)	(55)
Financing activities	241	(31)
Effect of exchange rate changes on cash and cash equivalents	(6)	-
Net increase (decrease) in cash and cash equivalents	$240	$(123)

Cash used for operating activities for the six months ended June 30, 2020 increased by $108 million, primarily due to the impacts from the slow-down of our business related to the COVID-19 pandemic. We saw a decrease in sales and related purchases starting at the end of the first quarter with the most significant decreases in the first two months of the second quarter. Due to the timing of collections and payments, our working capital decreased significantly as we were collecting/paying on higher balances. In addition, we deferred a significant amount of payments, including the Honeywell Reimbursement Agreement payment of $35 million, which resulted in preservation of cash. We expect to have a decrease in cash throughout the second half of the 2020.

Cash used for investing activities increased by $11 million, primarily due to $18 million of cash paid for acquisitions, partially offset by a decrease of $7 million of cash paid for capital expenditures.

Net cash provided by financing activities increased by $272 million. The increase in cash provided by financing activities was primarily due to $250 million of borrowings under our $350 million revolving credit facility to increase our cash position in light of the economic uncertainty surrounding the COVID-19 pandemic, partially offset by decreases of $5 million of repayment of long-term debt and $17 million of non-operating obligations paid to Honeywell.

Capital Expenditures

We believe our capital spending has been sufficient to support the requirements of the business. We expect to continue investing to expand and modernize our existing facilities and to create capacity for new product development.

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

Interest Rate Risk

As of June 30, 2020, $1,047 million of our total debt of $1,427 million carried variable interest rates. The fair market values of our fixed-rate financial instruments are sensitive to changes in interest rates. At June 30, 2020, an increase or decrease in interest rate on our term loans and revolving credit facility by 100 basis points would have an approximate $9 million impact on our annual interest expense on debt.

Foreign Currency Exchange Rate Risk

We are exposed to market risks from changes in currency exchange rates. While we primarily transact with customers in the U.S. Dollar, we also transact in foreign currencies, primarily including the Euro, British Pound, Canadian Dollar, and Czech Koruna. These exposures may impact total assets, liabilities, future earnings and/or operating cash flows. Our exposure to market risk for changes in foreign currency exchange rates arises from transactions arising from international trade, foreign currency denominated monetary assets and liabilities, and international financing activities between subsidiaries. We rely primarily on natural offsets to address our exposures and may supplement this approach from time to time by entering into forward and option hedging contracts. As of June 30, 2020 and December 31, 2019 we have no outstanding hedging arrangements.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

We are subject to various lawsuits, investigations and disputes arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employee matters, intellectual property, and environmental, health and safety matters. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of adverse judgments or outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. We do not currently believe that such matters are material to our results of operations.

The Company, the Company’s former CEO Michael Nefkens, the Company’s former CFO Joseph Ragan, and the Company’s former CIO Niccolo de Masi are named defendants in a purported class action securities suit styled In re Resideo Technologies, Inc. Securities Litigation, 19cv-02889 (the "Securities Litigation"). The Securities Litigation is a class action securities suit with the class defined as all persons or entities who purchased or otherwise acquired common stock of Resideo during the class period of October 29, 2018 to November 6, 2019. The complaint asserts claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, broadly alleging, among other things, that the defendants (or some of them) made false and misleading statements regarding, among other things, Resideo’s business, performance, the efficiency of its supply chain, operational and administrative issues resulting from the spin-off from Honeywell, certain business initiatives, and financial guidance in 2019. The defendants filed a motion to dismiss the complaint on July 10, 2020. A tentative argument is scheduled for December 1, 2020. See “Note 19. Commitments and Contingencies” of Notes to Consolidated and Combined Financial Statements in our 2019 Annual Report on Form 10-K for further discussion. The Company intends to vigorously defend against the allegations in the complaint, but there can be no assurance that the defense will be successful.

On July 6, 2020, Jawad A. Ayaz as Trustee of the Shiv Venkatasetty 2016 Trust (“Derivative Plaintiff”) filed a shareholder derivative complaint (the “Derivative Complaint”) against certain current or former directors and officers of the Company (“Derivative Defendants”) in the District Court for the District of Delaware, captioned Ayaz v. Nefkens, 20-cv-00915. Derivative Plaintiff alleges generally that Derivative Defendants breached fiduciary duties owed to the Company by allegedly causing or allowing the Company to make materially false and misleading statements to the public regarding the Company’s business operations and financial prospects. Derivative Plaintiff also alleges that the Company’s 2019 proxy statement was materially false and misleading, in violation of Section 14(a) of the Securities Exchange Act of 1934, and asserts claims of corporate waste and unjust enrichment, among other allegations, and relies on a similar set of facts as alleged in the Securities Litigation. The Derivative Complaint seeks declaratory relief and unspecified money damages on behalf of the Company. On July 28, 2020, certain of the Derivative Defendants filed a stipulation to stay the proceedings pending the resolution of the motion to dismiss in the Securities Litigation. The stipulation is subject to the court’s approval. The Company intends to defend this action vigorously, but there can be no assurance that the defense will be successful.

Item 1A.	Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal and regulatory risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. There have been no material changes to the risk factors described in our 2019 Annual Report on Form 10-K, except as reflected in the two revised risk factors and one additional risk factor set forth below.

Our business, results of operations, financial condition, cash flows and stock price may be materially adversely impacted by pandemics, epidemics or other public health emergencies, such as the coronavirus (COVID-19) outbreak.

Our business, results of operations, financial condition, cash flows and stock price may be adversely affected by pandemics, epidemics or other public health emergencies, such as the COVID-19 virus, which has been characterized by the World Health Organization as a pandemic. This outbreak has negatively impacted and could continue to negatively impact the global economy. Our operating results will be subject to fluctuations based on general economic conditions and the extent to which COVID-19 may ultimately impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease and the duration of the outbreak and business closures or business disruptions for our Company, our suppliers and our customers. We have experienced, and may experience in the future, shutdowns affecting our key manufacturing sites due to regional health and safety reasons. While we continue to comply with all applicable health and sanitation requirements, we cannot ensure uninterrupted operations in areas impacted by COVID-19.

Deterioration in economic conditions could materially reduce our sales and profitability. Any financial distress of our customers due to deterioration in economic conditions could result in reduced sales and decreased collectability of accounts receivable which would negatively impact our results of operations. We also expect business conditions to remain challenging throughout the duration of the pandemic. The COVID-19 outbreak could also have a material impact on our ability to obtain the raw materials, parts and components we need to manufacture our products as our suppliers face disruptions in their businesses, including closures and potential bankruptcy as a result of the COVID-19 outbreak. We depend greatly on our suppliers for items that are essential to the manufacturing of our products. If our suppliers fail to meet our manufacturing needs, it could delay our production and our product shipments to customers and negatively affect our operations.

Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we could experience declines in revenues and profitability, as we have experienced in the second quarter. Such impacts were material to our consolidated financial statements in the second quarter and could be material to our consolidated financial statements in subsequent reporting periods. A prolonged period of such declines, including any impacts arising out of related general economic downtowns, could, among other things, exhaust our available liquidity (and ability to access liquidity sources) and/or trigger an acceleration to pay a significant portion or all of our then-outstanding debt obligations, which we may be unable to do.

The impact of a pandemic like COVID-19 can be mitigated by measures that international, federal, state, and local governments, agencies, law enforcement, and/or health authorities implement to address it. However, efforts to lift restrictions on individuals’ daily activities and businesses’ normal operations may result in spikes in cases related to the pandemic and potentially prolong and intensify the impact of the crisis. While the economic impact of COVID-19 may be reduced by financial assistance under the Coronavirus Aid, Relief, and Economic Security (CARES) Act or other similar COVID-19 related federal and state programs, such programs have not had a material impact on our business.

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

We have experienced significant management turnover.

In November 2019, we announced the departure of our former Chief Financial Officer, and the appointment of an Interim Chief Financial Officer. In December 2019, we announced that the Board was conducting a search for a successor for our Chief Executive Officer. In January 2020, the Board appointed Sach Sankpal as our new President of Products & Solutions. On May 19, 2020, we announced the appointment of Jay Geldmacher as our new Chief Executive Officer and member of the board of directors. On May 29, 2020 we further announced the appointment of Tony Trunzo as our Executive Vice President and Chief Financial Officer. We are required to pay significant amounts of severance in connection with certain of these management transitions. Transitions in senior executive leadership can adversely affect relationships with our clients, suppliers, and employees, make it difficult to attract and retain talent and disrupt execution of our strategy and our efforts to enhance our operations. Changes in other key management positions may temporarily affect our financial performance and results of operations as the new management becomes familiar with our business. Accordingly, our future financial performance will depend to a significant extent on our ability to motivate and retain key management personnel.

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

In particular, the Company, the Company’s former CEO Michael Nefkens, the Company’s former CFO Joseph Ragan, and the Company’s former CIO Niccolo de Masi are named defendants of a purported class action securities suit styled In re Resideo Technologies, Inc. Securities Litigation, 19cv-02889 (the "Securities Litigation"). The Securities Litigation is a class action securities suit with the class defined as all persons or entities who purchased or otherwise acquired common stock of Resideo during the class period of October 29, 2018 to November 6, 2019. The complaint asserts claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, broadly alleging, among other things, that the defendants (or some of them) made false and misleading statements regarding, among other things, Resideo’s business, performance, the efficiency of its supply chain, operational and administrative issues resulting from the spin-off from Honeywell, certain business initiatives, and financial guidance in 2019. The defendants filed a motion to dismiss the complaint on July 10, 2020. A tentative argument is scheduled for December 1, 2020. See “Note 19. Commitments and Contingencies” of Notes to Consolidated and Combined Financial Statements in our 2019 Annual Report on Form 10-K for further discussion. The Company intends to vigorously defend against the allegations in the Securities Litigation, but there can be no assurance that the defense will be successful.

On July 6, 2020, Jawad A. Ayaz as Trustee of the Shiv Venkatasetty 2016 Trust (“Derivative Plaintiff”) filed a shareholder derivative complaint (the “Derivative Complaint”) against certain current or former directors and officers of the Company (“Derivative Defendants”) in the District Court for the District of Delaware, captioned Ayaz v. Nefkens, 20-cv-00915. Derivative Plaintiff alleges generally that Derivative Defendants breached fiduciary duties owed to the Company by allegedly causing or allowing the Company to make materially false and misleading statements to the public regarding the Company’s business operations and financial prospects. Derivative Plaintiff also alleges that the Company’s 2019 proxy statement was materially false and misleading, in violation of Section 14(a) of the Securities Exchange Act of 1934, and asserts claims of corporate waste and unjust enrichment, among other allegations, and relies on a similar set of facts as alleged in the Securities Litigation. The Derivative Complaint seeks declaratory relief and unspecified money damages on behalf of the Company. On July 28, 2020, certain of the Derivative Defendants filed a stipulation to stay the proceedings pending the resolution of the motion to dismiss in the Securities Litigation. The stipulation is subject to the court’s approval. The Company intends to defend this action vigorously, but there can be no assurance that the defense will be successful.

We are unable to predict how long such proceedings, in particular the purported class action and derivative lawsuits, will continue, but we anticipate that we may incur significant costs in connection with some or all of these matters and that these proceedings and any related matters may result in a substantial distraction of management’s time. In addition, we are and could, in the future, face additional legal proceedings and investigations and inquiries by governmental agencies relating to these or similar matters. Our potential liabilities are subject to change over time due to new developments, changes in settlement strategy or the impact of evidentiary requirements, and we may become subject to or be required to pay damage awards or settlements that could have an adverse effect on our business, financial condition, results of operations and cash flows. If we were required to make payments, such payments could be significant and could exceed the amounts we have accrued with respect thereto, adversely affecting our business, financial condition, results of operations and cash flows. While we maintain or may otherwise have access to insurance for certain risks, the amount of our insurance coverage may not be adequate to cover the total amount of all insured claims and liabilities and we may have to satisfy insurance retentions. The incurrence of significant liabilities for which there is no or insufficient insurance coverage (or where there is available insurance but high retention levels) could adversely affect our liquidity and financial condition, results of operations and cash flows.

Item 6.	Exhibits

The Exhibits listed below on the Exhibit Index are filed or incorporated by reference as part of this Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1

First Amendment to Indemnification and Reimbursement Agreement, dated as of April 21, 2020, between Resideo Intermediate Holding Inc. and Honeywell International Inc. (incorporated by reference to Exhibit 2.1 to Resideo's Form 8-K filed April 23, 2020)

2.2

First Amendment to Trademark License Agreement, dated as of April 21, 2020, between Resideo Technologies, Inc. and Honeywell International Inc. (incorporated by reference to Exhibit 2.7 to Resideo's Form 8-K filed April 23, 2020)

10.1	Employment Agreement Letter with Jay Geldmacher dated May 18, 2020 (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K filed May 19, 2020) ‡

10.2	Offer Letter of Anthony L. Trunzo (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K filed May 29, 2020) ‡

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	Inline XBRL Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

104	Cover Page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (and contained in Exhibit 101)
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

Resideo Technologies, Inc.

Date: August 4, 2020	By:	/s/ Anthony L. Trunzo
Anthony L. Trunzo Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Date: August 4, 2020	By:	/s/ AnnMarie Geddes
AnnMarie Geddes Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)