Form 10-Q
period 2020-09-26
RESIDEO TECHNOLOGIES, INC.
filed 2020-11-05
CIK 1740332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2020

or

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

The number of shares outstanding of the Registrant’s common stock, par value $0.001 per share, as of November 2, 2020 was 123,494,919 shares.

RESIDEO TECHNOLOGIES, INC.

Cautionary Statement about Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains “forward-looking statements” that involve risks and uncertainties. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industries and our business and financial results. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Although we believe that the forward-looking statements contained in this Form 10-Q are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

•	the level of competition from other companies in our markets and segments, as well as in new markets and emerging markets;
•	ability to successfully develop new technologies and introduce new products;
•	integration and retention of new leadership personnel, including the CEO and CFO;
•	inability to recruit and retain qualified personnel;
•	changes in prevailing global and regional economic conditions;
•	natural disasters or inclement or hazardous weather conditions, including, but not limited to cold weather, flooding, tornadoes and the physical impacts of climate change;
•	the impact of pandemics, epidemics and other public health emergencies, such as COVID-19;
•	fluctuation in financial results due to seasonal nature of portions of our business;
•	failure to achieve and maintain a high level of product and service quality;
•	dependence upon investment in information technology;
•	failure or inability to comply with relevant data privacy legislation or regulations, including the European Union’s General Data Protection Regulation and the California Consumer Privacy Act;
•	technical difficulties or failures;
•	work stoppages, other disruptions, or the need to relocate any of our facilities;
•	economic, political, regulatory, foreign exchange and other risks of international operations, including the impact of tariffs;
•	changes in legislation or government regulations or policies;
•	our growth strategy is dependent on expanding our distribution business;
•	inability to obtain necessary product components, production equipment or replacement parts;
•	the significant failure or inability to comply with the specifications and manufacturing requirements of our original equipment manufacturers (“OEMs”) customers;
•	inability to implement and execute actions to achieve the expected results from our financial and operational review initially disclosed in connection with our 2019 third-quarter results;
•	the possibility that our goodwill or intangible assets become impaired;
•	increases or decreases to the inventory levels maintained by our customers;
•	difficulty collecting receivables;
•	the failure to protect our intellectual property or allegations that we have infringed the intellectual property of others;
•	our inability to maintain intellectual property agreements;
•	our inability to service our indebtedness;
•	the failure to increase productivity through sustainable operational improvements;
•	inability to grow successfully through future acquisitions;
•	the operational constraints and financial distress of third parties;
•	changes in the price and availability of raw materials that we use to produce our products;

RESIDEO TECHNOLOGIES, INC.

•	labor disputes;
•	our ability to borrow funds and access capital markets;
•

the amount of our obligations and nature of our contractual restrictions pursuant to, and disputes that have or may hereafter arise under, the Reimbursement Agreement and the other agreements we entered into with Honeywell in connection with the Spin-Off;

•	our reliance on Honeywell for the Honeywell Home trademark;
•	potential material environmental liabilities;
•	our inability to fully comply with data privacy laws and regulations;
•	potential material losses and costs as a result of warranty claims, including product recalls, and product liability actions that may be brought against us;
•	potential business and other disruption due to cyber security threats or concerns;
•	potential material litigation matters;
•	unforeseen U.S. federal income tax and foreign tax liabilities;
•	U.S. federal income tax reform;
•	the inception or suspension in the future of any dividend program; and
•	certain factors discussed elsewhere in this Form 10-Q.

These and other factors are more fully discussed in our filings with the U.S. Securities and Exchange Commission, including the “Risk Factors” section in our 2019 Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report on Form 10-K”) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in this Form 10-Q. There have been no material changes to the risk factors described in our 2019 Annual Report on Form 10-K, except as reflected in the “Risk Factors” section in this Form 10-Q. These risks could cause actual results to differ materially from those implied by forward-looking statements in this Form 10-Q. Even if our results of operations, financial condition and liquidity and the development of the industries in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.

Any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

PART I

The financial statements and related footnotes as of September 26, 2020 should be read in conjunction with the financial statements for the year ended December 31, 2019 contained in our 2019 Annual Report on Form 10-K.

RESIDEO TECHNOLOGIES, INC.

Item 1.	Financial Statements

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(Dollars in millions except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Net revenue	$1,362	$1,226	$3,570	$3,684
Cost of goods sold	992	917	2,680	2,720
Gross profit	370	309	890	964
Selling, general and administrative expenses	239	250	731	778
Operating profit	131	59	159	186
Other expense, net	35	35	106	54
Interest expense	14	16	49	51
Income before taxes	82	8	4	81
Tax expense	7	-	26	36
Net income (loss)	$75	$8	$(22)	$45
Weighted Average Number of Common Shares Outstanding (in thousands)
Basic	123,421	122,770	123,194	122,681
Diluted	125,235	123,244	123,194	123,404
Earnings (Loss) Per Share
Basic	$0.61	$0.07	$(0.18)	$0.37
Diluted	$0.60	$0.06	$(0.18)	$0.36

The unaudited Notes to Consolidated Interim Financial Statements are an integral part of these statements.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Net income (loss)	$75	$8	$(22)	$45
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	28	(35)	6	(33)
Total other comprehensive income (loss), net of tax	28	(35)	6	(33)
Comprehensive income (loss)	$103	$(27)	$(16)	$12

The unaudited Notes to Consolidated Interim Financial Statements are an integral part of these statements.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED INTERIM BALANCE SHEETS

(Dollars in millions, shares in thousands)

(Unaudited)

	September 26,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$260	$122
Accounts receivable – net	884	817
Inventories – net	618	671
Other current assets	161	175
Total current assets	1,923	1,785
Property, plant and equipment – net	311	316
Goodwill	2,657	2,642
Other assets	378	385
Total assets	$5,269	$5,128
LIABILITIES
Current liabilities:
Accounts payable	$858	$920
Current maturities of debt	181	22
Accrued liabilities	606	552
Total current liabilities	1,645	1,494
Long-term debt	1,141	1,158
Obligations payable under Indemnification Agreements	586	594
Other liabilities	292	280
COMMITMENTS AND CONTINGENCIES (Note 13)
EQUITY
Common stock, $0.001 par value, 700,000 shares authorized, 124,324 and 123,443 shares issued and outstanding as of September 26, 2020, 123,488 and 122,873 shares issued and outstanding as of December 31, 2019, respectively	-	-
Additional paid-in capital	1,782	1,761
Treasury stock, at cost	(5)	(3)
Retained earnings	16	38
Accumulated other comprehensive (loss)	(188)	(194)
Total equity	1,605	1,602
Total liabilities and equity	$5,269	$5,128

The unaudited Notes to Consolidated Interim Financial Statements are an integral part of these statements.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine Months Ended
	September 26,	September 28,
	2020	2019
Cash flows provided by (used for) operating activities:
Net (loss) income	$(22)	$45
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Depreciation and amortization	64	55
Restructuring charges, net of payments	4	12
Stock compensation expense	21	22
Other	20	10
Changes in assets and liabilities:
Accounts receivable	(64)	(27)
Inventories – net	64	(109)
Other current assets	15	(13)
Accounts payable	(62)	(23)
Accrued liabilities	48	(6)
Obligations payable under Indemnification Agreements	(8)	(49)
Other	12	13
Net cash provided by (used for) operating activities	92	(70)
Cash flows used for investing activities:
Expenditures for property, plant, equipment and other intangibles	(50)	(66)
Cash paid for acquisitions, net of cash acquired	(35)	(17)
Net cash used for investing activities	(85)	(83)
Cash flows provided by financing activities:
Net proceeds from revolving credit facility	150	60
Repayment of long-term debt	(11)	(11)
Non-operating obligations paid to Honeywell, net	(2)	(24)
Tax payments related to stock vestings	(2)	(3)
Net cash provided by financing activities	135	22
Effect of foreign exchange rate changes on cash and cash equivalents	(4)	(2)
Net increase (decrease) in cash and cash equivalents	138	(133)
Cash and cash equivalents at beginning of period	122	265
Cash and cash equivalents at end of period	$260	$132

The unaudited Notes to Consolidated Interim Financial Statements are an integral part of these statements.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED INTERIM STATEMENTS OF EQUITY

(Dollars in millions, shares in thousands)

(Unaudited)

Three Months Ended September 26, 2020	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid- In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance at June 27, 2020	123,378	852	$-	$(5)	$1,775	$(59)	$(216)	$1,495
Net income	-	-	-	-	-	75	-	75
Other comprehensive income, net of tax	-	-	-	-	-	-	28	28
Issuance of common stock under stock-based compensation plans, net of shares withheld for employee taxes	65	29	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	7	-	-	7
Balance at September 26, 2020	123,443	881	$-	$(5)	$1,782	$16	$(188)	$1,605

Three Months Ended September 28, 2019	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at June 29, 2019	122,710	558	$-	$(2)	$1,743	$39	$(187)	$1,593
Net income	-	-	-	-	-	8	-	8
Other comprehensive loss, net of tax	-	-	-	-	-	-	(35)	(35)
Issuance of common stock under stock-based compensation plans, net of shares withheld for employee taxes	76	38	-	(1)	-	-	-	(1)
Stock-based compensation	-	-	-	-	8	-	-	8
Balance at September 28, 2019	122,786	596	$-	$(3)	$1,751	$47	$(222)	$1,573

Nine Months Ended September 26, 2020	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2019	122,873	615	$-	$(3)	$1,761	$38	$(194)	$1,602
Net loss	-	-	-	-	-	(22)	-	(22)
Other comprehensive income, net of tax	-	-	-	-	-	-	6	6
Issuance of common stock under stock-based compensation plans, net of shares withheld for employee taxes	570	266	-	(2)	-	-	-	(2)
Stock-based compensation	-	-	-		21	-	-	21
Balance at September 26, 2020	123,443	881	$-	$(5)	$1,782	$16	$(188)	$1,605

Nine Months Ended September 28, 2019	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2018	122,499	468	$-	$-	$1,720	$2	$(189)	$1,533
Net income	-	-	-	-	-	45	-	45
Other comprehensive loss, net of tax	-	-	-	-	-	-	(33)	(33)
Issuance of common stock under stock-based compensation plans, net of shares withheld for employee taxes	287	128	-	(3)	-	-	-	(3)
Stock-based compensation	-	-	-	-	22	-	-	22
Adjustments due to Spin-Off	-	-	-	-	9	-	-	9
Balance at September 28, 2019	122,786	596	$-	$(3)	$1,751	$47	$(222)	$1,573

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

In periods subsequent to the Spin-Off, we have made adjustments to balances transferred at the Spin-Off, including adjustments to the classification of assets or liabilities transferred. Any such adjustments are recorded directly to equity in Adjustments due to the Spin-Off and are considered immaterial.

The Company reports financial information on a fiscal quarter basis using a “modified” 4-4-5 calendar (modified in that the fiscal year always begins on January 1 and ends on December 31) that requires its businesses to close their first, second and third quarter books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in closing dates are material to year-over-year comparisons of quarterly or year-to-date results, the Company will provide appropriate disclosures.

Reclassification

On January 1, 2020, the Company changed its classification of research and development expenses in the Consolidated Interim Statements of Operations from Cost of goods sold to Selling, general and administrative expenses, such that research and development expenses are excluded from the calculation of Gross profit. The impact on the September 28, 2019 Consolidated Interim Statement of Operations is a reduction of Cost of goods sold, an increase in Gross profit and an increase in Selling, general and administrative expenses for the three and nine months ended September 28, 2019 of $20 million and $66 million, respectively. The impact of the reclassification for the three and nine months ended September 28, 2019 is also reflected in “Note 6. Restructuring and Other Charges”. This reclassification had no effect on the previously reported Net income (loss) or the Company’s Consolidated Interim Statements of Comprehensive Income (Loss), Consolidated Interim Statements of Cash Flows, or Consolidated Interim Balance Sheets.

Note 2. Summary of Significant Accounting Policies

The Company’s accounting policies are set forth in “Note 2. Summary of Significant Accounting Policies” of the Company’s Notes to Consolidated and Combined Financial Statements included in the 2019 Annual Report on Form 10-K. Included herein are certain updates to those policies.

The World Health Organization (“WHO”) declared the novel coronavirus disease ("COVID-19") a pandemic in March 2020. Starting at the end of the first quarter and throughout the second quarter, the Company experienced constrained supply and slowed customer demand that adversely impacted the Company’s business, results of operations and overall financial performance. Although there remains uncertainty as to the continuing implications of COVID-19, during the third quarter customer demand improved and cost actions taken during the first half of the year contributed to improvements in the Company’s results of operations and overall financial performance. As there remains uncertainty around the impacts of the COVID-19 pandemic, the Company addresses and evaluates the impacts frequently. At September 26, 2020, the Company believes that the accounting policies most likely to be affected by the COVID-19 pandemic are the following:

Use of Estimates—The preparation of the Company’s Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the Consolidated Financial Statements and related disclosures in the accompanying Notes to Consolidated Financial Statements. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed, and the effects of changes are reflected in the Consolidated Financial Statements in the period they are determined to be necessary. Estimates are used when accounting for stock-based compensation, pension benefits, contingent consideration, indemnification liabilities, goodwill and intangible assets, and valuation allowances for accounts receivable, inventory, deferred tax assets, and the amounts of revenue and expenses reported during the period. The Company has used information available to identify potential impacts caused by the COVID-19 pandemic at September 26, 2020 in these estimates.

Goodwill— The Company has determined that it is likely that the carrying value of goodwill exceeds the fair value at September 26, 2020. However, the extent to which COVID-19 may adversely impact our business depends on future developments, which are uncertain and unpredictable, depending upon the severity and duration of the outbreak, and the effectiveness of actions taken globally to contain or mitigate its effects. Any resulting financial impact cannot be estimated reasonably at this time but may adversely affect our business and financial results. It is likely that, during the remainder of 2020 and into 2021, macroeconomic conditions will be volatile and could impact our business. If there is an adverse change in facts and circumstances, then an impairment charge may be necessary in the future. Specifically, the fair value of our Products & Solutions reporting unit, with goodwill of approximately $2,012 million at September 26, 2020, exceeded its' carrying value by 10% in the 2019 annual impairment test and therefore is highly sensitive to adverse changes in the facts and circumstances that could result in a possible future impairment. Should the fair value of the Company’s reporting units fall below its' carrying amount because of reduced operating performance, market declines, changes in the discount rate, a more significant impact than expected from the COVID-19 pandemic, or other conditions, charges for impairment may be necessary. The Company regularly monitors its reporting units to determine if there is an indicator of potential impairment. The Company will perform its annual goodwill impairment assessment during the fourth quarter.

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

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This ASU simplifies the accounting for income taxes by, among other things, eliminating certain existing exceptions related to the general approach in ASC 740 relating to franchise taxes, reducing complexity in the interim-period accounting for year-to-date loss limitations and changes in tax laws, and clarifying the accounting for transactions outside of business combinations that result in a step-up in the tax basis of goodwill. The transition requirements are primarily prospective and the effective date for Resideo is January 1, 2021, with early adoption permitted. The Company early adopted the provisions of this guidance on January 1, 2020. Adoption of this guidance did not have a material financial statement impact.

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

Note 3. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings per share (dollars in millions except shares in thousands and per share data):

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Net income (loss)	$75	$8	$(22)	$45

Shares used in computing basic earnings per share	123,421	122,770	123,194	122,681

Effect of dilutive securities:
Dilutive effect of common stock equivalents	1,814	474	-	723
Shares used in computing diluted earnings per share	125,235	123,244	123,194	123,404

Earnings (loss) per share:
Basic	$0.61	$0.07	$(0.18)	$0.37
Diluted	$0.60	$0.06	$(0.18)	$0.36

Diluted earnings per share is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the three and nine months ended September 26, 2020 and September 28, 2019. In periods where the Company has a net loss, no dilutive common shares are included in the calculation for diluted shares as they are considered anti-dilutive. For the three and nine months ended September 26, 2020, average options and other rights to purchase approximately 1.1 million and 3.6 million shares of common stock, respectively, were outstanding, all of which were anti-dilutive during the three and nine months ended September 26, 2020, and therefore excluded from the computation of diluted earnings per common share. In addition, an average of approximately 0.8 million and 0.6 million shares of performance-based unit awards are excluded from the computation of diluted earnings per common share for the three and nine months ended September 26, 2020 as the contingency has not been satisfied. For the three and nine months ended September 28, 2019, options and other rights to purchase approximately 3.8 million and 1.5 million shares of common stock, respectively, were outstanding, all of which were anti-dilutive during the three and nine months ended September 28, 2019, and therefore excluded from the computation of diluted income per common share. An average of approximately 0.3 million shares of performance-based unit awards are excluded from the computation of diluted earnings per common share for the three and nine months ended September 28, 2019, as the contingency has not been satisfied.

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

Note 5. Revenue Recognition

Disaggregated Revenue

Revenues by geography and business line are as follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Comfort	$297	$256	$725	$799
Security	142	128	379	397
Residential Thermal Solutions	133	128	341	404
Products & Solutions	572	512	1,445	1,600
U.S. and Canada	650	590	1,758	1,705
EMEA (1)	129	109	338	336
APAC (2)	11	15	29	43
ADI Global Distribution	790	714	2,125	2,084
Net revenue	$1,362	$1,226	$3,570	$3,684

(1)	EMEA represents Europe, the Middle East and Africa.
(2)	APAC represents Asia and Pacific countries.

The Company recognizes the majority of its revenue from performance obligations outlined in contracts with its customers that are satisfied at a point in time. Approximately 3% of the Company’s revenue is satisfied over time. As of September 26, 2020 and September 28, 2019, contract assets and liabilities were not material.

Note 6. Restructuring and Other Charges

During the fourth quarter of 2019, the Company announced commencement of a comprehensive financial and operational review focused on product cost, gross margin improvement, and general and administrative expense simplification. The review is being overseen by the Strategic and Operational Committee of the board, comprised of independent directors. The Company retained industry-recognized experts in supply chain optimization and organizational excellence to assist in the review. Certain restructuring actions have been and are continuing to be implemented under this program as well as previous programs. Products & Solutions segment restructuring and related expenses for the three and nine months ended September 26, 2020 were $7 million and $24 million, respectively, and for the three and nine months ended September 28, 2019, restructuring and related expense were $9 million and $28 million, respectively. ADI Global Distribution segment restructuring and related expenses for the three and nine months ended September 26, 2020 were $0 million and $3 million, respectively, and for the three and nine months ended September 28, 2019, restructuring and related expenses were $0 million and $6 million, respectively. Restructuring and related expenses for all periods are primarily related to severance.

The Company's restructuring expenses for the three and nine months ended September 26, 2020 and September 28, 2019:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Cost of goods sold	$2	$4	$7	$11
Selling, general and administrative expenses	5	5	20	23
	$7	$9	$27	$34

The following table summarizes the status of total restructuring reserves related to severance cost included in Accrued liabilities in the unaudited Consolidated Balance Sheets:

Nine Months Ended
September 26,
2020
Beginning of period	$19
Charges	27
Usage – cash payments	(23)
End of period	$23

Note 7. Income Taxes

The Company recorded a tax expense of $7 million and $26 million for the three and nine months ended September 26, 2020, respectively.

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

For the three months ended September 26, 2020, the net tax expense of $7 million was driven by interim period tax expense of $7 million based on year-to-date actual amounts. Tax expense specific to the period was $0. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, non-deductible expenses, and U.S. taxation of foreign earnings.

For the nine months ended September 26, 2020, net tax expense of $26 million consisted primarily of interim period tax expense of $11 million based on year-to-date actual amounts, and tax expense specific to the period of approximately $15 million, consisting primarily of $15 million for valuation allowances in foreign jurisdictions, $2 million related to the estimated tax impact of the CARES Act on prior years, and share-based excess cost of $1 million, partially offset by a $3 million tax benefit for changes in estimates related to prior years. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, non-deductible expenses, and U.S. taxation of foreign earnings.

Note 8. Inventories—Net

	September 26,	December 31,
	2020	2019
Raw materials	$156	$154
Work in process	20	18
Finished products	521	568
Inventory reserves	(79)	(69)
	$618	$671

Note 9. Accrued Liabilities

	September 26,	December 31,
	2020	2019
Obligations payable under Indemnification Agreements	$175	$140
Taxes payable	53	66
Compensation, benefit and other employee-related	82	66
Customer rebate reserve	71	78
Other	225	202
	$606	$552

Refer to “Note 13. Commitments and Contingencies” for further details on Obligations payable under Indemnification Agreements.

Note 10. Long-term Debt and Credit Agreement

The Company’s debt at September 26, 2020 and December 31, 2019 consisted of the following:

	September 26,	December 31,
	2020	2019
6.125% notes due 2026	$400	$400
Five-year variable rate term loan A due 2023	324	333
Seven-year variable rate term loan B due 2025	468	470
Revolving Credit Facility	150	-
Unamortized deferred financing costs and debt discounts	(20)	(23)
Total outstanding indebtedness	1,322	1,180
Less: amounts due within one year	181	22
Total long-term debt due after one year	$1,141	$1,158

On November 26, 2019, the Company entered into a First Amendment to the Credit Agreement (the “Credit Agreement Amendment”). The Credit Agreement Amendment amended the five-year variable rate term loan A due 2023 (the “Term A Loan Facility”), the seven-year variable rate term loan B due 2025 (the “Term B Loan Facility” and together, the “Term Loans”) and the five-year senior secured first-lien revolving credit facility (the “Revolving Credit Facility”) credit agreement (the “Credit Agreement”) to, among other things: (i) increase the levels of the maximum consolidated total leverage ratio under the Credit Agreement, to not greater than 5.25 to 1.00 for the quarter ended December 31, 2019, with step-downs to 4.75 to 1.00 starting in the quarter ending December 31, 2020, 4.25 to 1.00 starting in the quarter ending December 31, 2021, and 3.75 to 1.00 starting in the quarter ending December 31, 2022; (ii) increase each applicable interest rate margin on loans outstanding after the Credit Agreement Amendment effective date by 25 basis points per annum, 2.25% per annum (for LIBOR loans) and 1.25% per annum (for ABR loans) in respect of the Term B Loan Facility, and based on our leverage ratio, from 2.25% per annum to 1.75% per annum (for LIBOR loans) and 1.25% to 0.75% per annum (for ABR loans) for the Term A Loan Facility and the Revolving Credit Facility; and (iii) modify the defined terms “Consolidated EBITDA” and “Pro Forma Basis” set forth in the Credit Agreement.

As of September 26, 2020, there were $150 million of borrowings and no letters of credit issued under the Revolving Credit Facility. The Company assessed the amount recorded under the Term Loans, the 6.125% senior unsecured notes (the “Senior Notes”), and the Revolving Credit Facility. The Company determined that the Revolving Credit Facility approximated fair value. The Term A Loan Facility, Term B Loan Facility and the Senior Notes’ fair values are approximately $307, $460 and $395 million, respectively. The fair values of the debt are based on the quoted inactive prices and are therefore classified as Level 2 within the valuation hierarchy.

At September 26, 2020, the interest rate for the Term Loans was 2.56% and the weighted average interest rate for the Revolving Credit Facility was 2.41%.

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

The Company’s operating lease costs for the three and nine months ended September 26, 2020 and September 28, 2019 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Cost of goods sold	$5	$4	$13	$12
Selling, general & administrative	13	10	33	27
Total operating lease costs	$18	$14	$46	$39

Total operating lease costs include variable lease costs of $5 million and $12 million, respectively, for the three and nine months ended September 26, 2020. For the three and nine months ended September 28, 2019, total operating lease costs included variable lease costs of $3 million and $8 million, respectively. Total operating lease costs also include offsetting sublease income which is immaterial for the three and nine months ended September 26, 2020 and September 28, 2019.

The Company recognized the following related to its operating leases:

	Financial Statement Line Item	At September 26, 2020	At December 31, 2019
Operating right-of-use assets	Other assets	$134	$137
Operating lease liabilities - current	Accrued liabilities	$33	$31
Operating lease liabilities - noncurrent	Other liabilities	$109	$111

Maturities of the Company’s operating lease liabilities were as follows:

At September 26, 2020
2020	$10
2021	39
2022	35
2023	28
2024	16
Thereafter	39
Total lease payments	167
Less: imputed interest	25
Present value of operating lease liabilities	$142
Weighted-average remaining lease term (years)	5.44
Weighted-average incremental borrowing rate	6.00%

Supplemental cash flow information related to the Company’s operating leases was as follows:

	Nine Months Ended
	September 26,	September 28,
	2020	2019
Operating cash outflows	$22	$28
Operating right-of-use assets obtained in exchange for operating lease liabilities	$22	$47

As of September 26, 2020, the Company has additional operating leases that have not yet commenced. Obligations under these leases are not material. Additionally, as a lessor, the Company leases all or a portion of certain owned properties. Rental income for the three and nine months ended September 26, 2020 and September 28, 2019 was not material.

Note 12. Stock-Based Compensation Plans

Restricted Stock Units (“RSUs”)

During the nine months ended September 26, 2020, as part of the Company’s annual long-term compensation under the 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates and the 2018 Stock Incentive Plan for Non-Employee Directors of Resideo Technologies, Inc. as may be amended from time to time (together, the “Stock Incentive Plan”), it granted 795,099 performance-based RSUs and 2,168,943 time-based RSUs to eligible employees. The weighted average grant date fair value per share for these shares was $9.18.

Stock Options

During the nine months ended September 26, 2020, as part of the Company’s annual long-term compensation under the Stock Incentive Plan, 1,083,665 stock options were granted to eligible employees at a weighted average exercise price per share of $9.17 and weighted average grant date fair value per share of $2.61.

Note 13. Commitments and Contingencies

Environmental Matters

The Company is subject to various federal, state, local and foreign government requirements relating to the protection of the environment and accrues costs related to environmental matters when it is probable that it has incurred a liability related to a contaminated site and the amount can be reasonably estimated. Environmental-related expenses for sites owned and operated by Resideo are presented within Cost of goods sold for operating sites. For the three and nine months ended September 26, 2020 and September 28, 2019, environmental expenses related to these operating sites were not material. Liabilities for environmental costs were $22 million as of September 26, 2020 and December 31, 2019.

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

Obligations Payable Under Indemnification Agreements

In connection with the Spin-Off, the Company entered into an indemnification and reimbursement agreement with Honeywell (the "Reimbursement Agreement") and a tax matters agreement (the "Tax Matters Agreement") (collectively, the "Indemnification Agreements") which are further described below.

Reimbursement Agreement

On October 29, 2018, in connection with the Spin-Off, the Company entered into the Reimbursement Agreement with Honeywell pursuant to which the Company has an obligation to make cash payments to Honeywell in amounts equal to 90% of payments for certain Honeywell environmental-liability payments, which include amounts billed (“payments”), less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales (the “recoveries”). The amount payable by the Company in respect of such liabilities arising in respect of any given year is subject to a cap of $140 million (exclusive of any late payment fees up to 5% per annum). The scope of the Company’s current environmental remediation obligations subject to the Reimbursement Agreement relates to approximately 230 sites or groups of sites that are undergoing environmental remediation under U.S. federal or state law and agency oversight for contamination associated with Honeywell historical business operations. The ongoing environmental remediation is designed to address contaminants at upland and sediment sites, which include, among others, metals, organic compounds and polychlorinated biphenyls, through a variety of methods, which include, among others, excavation, capping, in-situ stabilization, groundwater treatment and dredging. In addition, the Company obligations subject to the Reimbursement Agreement include certain liabilities with respect to (i) hazardous exposure or toxic tort claims associated with the specified sites that arise after the Spin-Off, if any, (ii) currently unidentified releases of hazardous substances at or associated with the specified sites, (iii) other environmental claims associated with the specified sites and (iv) consequential damages.

Payments in respect of the liabilities arising in a given year will be made quarterly throughout such year on the basis of an estimate of the liabilities and recoveries provided by Honeywell. Following the end of any such year, Honeywell will provide the Company with a calculation of the amount of payments and the recoveries actually received.

Payment amounts under the Reimbursement Agreement will be deferred to the extent that a specified event of default has occurred and is continuing under certain indebtedness, including under the Company’s Credit Agreement, or the payment thereof causes the Company to not be compliant with certain financial covenants in certain indebtedness, including the Company’s Credit Agreement, on a pro forma basis, including the maximum total leverage ratio (ratio of consolidated debt to consolidated EBITDA, which excludes any amounts owed under the Reimbursement Agreement), and the minimum interest coverage ratio. A 5% late payment fee will accrue on all amounts that are not otherwise entitled to be deferred under the terms of the Reimbursement Agreement, without prejudice to any other rights that Honeywell may have for late payments.

The obligations under the Reimbursement Agreement will continue until the earlier of: (1) December 31, 2043; or (2) December 31 of the third consecutive year during which the annual reimbursement obligation (including in respect of deferred payment amounts) has been less than $25 million.

On April 21, 2020, the Company and Honeywell entered into an amendment to the Reimbursement Agreement (the "Reimbursement Agreement Amendment"). Pursuant to the Reimbursement Agreement Amendment, certain covenants in Exhibit G of the Reimbursement Agreement were modified to conform, if applicable, to the amended covenants included in the Credit Agreement Amendment. In addition, under the Reimbursement Agreement Amendment, the parties agreed to defer until no later than July 30, 2020 (which was further amended as described below) the $35 million quarterly payment otherwise payable to Honeywell on April 30, 2020. The Reimbursement Agreement Amendment expressly reserves all rights of the parties thereto and their respective affiliates in respect of the Reimbursement Agreement and each other contract or agreement between such parties or their affiliates (the “Other Agreements”), and provides that the execution of the amendment does not constitute a waiver of any claims, rights, remedies, defenses, arguments, interpretations or obligations of such parties or their affiliates under or related to the Reimbursement Agreement or any Other Agreement.

On July 28, 2020, the Company and Honeywell entered into the Second Reimbursement Agreement Amendment. Pursuant to the Second Reimbursement Agreement Amendment, the parties agreed to further defer until no later than October 30, 2020 the $35 million quarterly payment that was originally due thirty days following the start of the second quarter of 2020 and was previously deferred until no later than July 30, 2020 pursuant to the Reimbursement Agreement Amendment. The deferred payment was made on October 30, 2020.

The following table summarizes information concerning our Reimbursement Agreement liabilities:

	Nine Months Ended
	September 26,	September 28,
	2020	2019
Beginning balance	$585	$616
Accruals for indemnification liabilities deemed probable and reasonably estimable	107	138
Reduction (1)	-	(81)
Indemnification payment	(70)	(105)
Ending balance (2)	$622	$568

(1)

Reduction in indemnification liabilities relates to a provision in the Reimbursement Agreement that reduces the obligation due to Honeywell for any proceeds received by Honeywell from a property sale of a site under the agreement.

(2)

Reimbursement Agreement liabilities deemed probable and reasonably estimable, however, it is possible the Company could pay $140 million per year (exclusive of any late payment fees up to 5% per annum) until the earlier of (1) December 31, 2043; or (2) December 31 of the third consecutive year during which the annual reimbursement obligation (including in respect of deferred payment amounts) has been less than $25 million.

For the three and nine months ended September 26, 2020, net expenses related to the Reimbursement Agreement were $38 million and $107 million, respectively, and for the three and nine months ended September 28, 2019, expenses related to the Reimbursement Agreement were $35 million and $57 million, respectively, and are recorded in Other expense, net. Reimbursement Agreement liabilities are included in the following balance sheet accounts:

	September 26, 2020	December 31, 2019
Accrued liabilities	$175	$140
Obligations payable under Indemnification Agreements	447	445
	$622	$585

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

Tax Matters Agreement

In connection with the Spin-Off, the Company entered into the Tax Matters Agreement with Honeywell pursuant to which it is responsible and will indemnify Honeywell for all taxes, including income taxes, sales taxes, VAT and payroll taxes, relating to the business for all periods, including periods prior to the consummation of the Spin-Off. As of September 26, 2020 and December 31, 2019, the Company had an indemnity outstanding to Honeywell for future tax payments of $139 million and $149 million, respectively, which is included in Obligations payable under Indemnification Agreements.

Trademark Agreement

In connection with the Spin-Off, the Company and Honeywell entered into a 40-year Trademark License Agreement (the “Trademark Agreement”) that authorizes the Company’s use of certain licensed trademarks in the operation of Resideo’s business for the advertising, sale and distribution of certain licensed products. In exchange, the Company pays a royalty fee of 1.5% on net revenue to Honeywell related to such licensed products which is recorded in Selling, general and administrative expense on the unaudited Consolidated Interim Statements of Operations. For the three and nine months ended September 26, 2020, royalty fees were $7 million and $18 million, respectively. For the three and nine months ended September 28, 2019, royalty fees were $6 million and $20 million, respectively.

Other Matters

The Company is subject to lawsuits, investigations and disputes arising out of the conduct of its business, including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employee matters, intellectual property, and environmental, health and safety matters. The Company recognizes a liability for any contingency that is probable of occurrence and reasonably estimable. The Company continually assesses the likelihood of adverse judgments or outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. No such matters are material to the Company's unaudited financial statements.

The Company, the Company’s former CEO Michael Nefkens, the Company’s former CFO Joseph Ragan, and the Company’s former CIO Niccolo de Masi are named defendants of a class action securities suit in the District court for the District of Minnesota styled In re Resideo Technologies, Inc. Securities Litigation, 19-cv-02863 (the “Securities Litigation”). The Securities Litigation is a class action securities suit with the class defined as all persons or entities who purchased or otherwise acquired common stock of Resideo during the class period of October 29, 2018 to November 6, 2019. The complaint asserts claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, broadly alleging, among other things, that the defendants (or some of them) made false and misleading statements regarding, among other things, Resideo’s business, performance, the efficiency of its supply chain, operational and administrative issues resulting from the spin-off from Honeywell, certain business initiatives, and financial guidance in 2019. The defendants filed a motion to dismiss the complaint on July 10, 2020. We expect the motion to dismiss to be fully briefed in November 2020. A hearing on the motion to dismiss is currently scheduled for December 1, 2020. See “Note 19. Commitments and Contingencies” of Notes to Consolidated and Combined Financial Statements in our 2019 Annual Report on Form 10-K for further discussion. The Company intends to vigorously defend against the allegations in the Securities Litigation, but there can be no assurance that the defense will be successful.

On July 7, 2020, Jawad A. Ayaz as Trustee of the Shiv Venkatasetty 2016 Trust (“Derivative Plaintiff”) filed a shareholder derivative complaint (the “Derivative Complaint”) against certain current or former directors and officers of the Company (“Derivative Defendants”) in the District Court for the District of Delaware, captioned Ayaz v. Nefkens, 20-cv-00915. Derivative Plaintiff alleges generally that Derivative Defendants breached fiduciary duties owed to the Company by allegedly causing or allowing the Company to make materially false and misleading statements to the public regarding the Company’s business operations and financial prospects. Derivative Plaintiff also alleges that the Company’s 2019 proxy statement was materially false and misleading, in violation of Section 14(a) of the Securities Exchange Act of 1934, and asserts claims of corporate waste and unjust enrichment, among other allegations, and relies on a similar set of facts as alleged in the Securities Litigation. The Derivative Complaint seeks declaratory relief and unspecified money damages on behalf of the Company. On July 28, 2020, certain of the Derivative Defendants filed a stipulation to stay the proceedings pending the resolution of the motion to dismiss in the Securities Litigation. An additional shareholder derivative complaint was filed on August 12, 2020, by Plaintiff Daniel Sanclemente (the “Sanclemente Action”) on behalf of the Company in the District Court for the District of Delaware, captioned Sanclemente v. Nefkens, 20-cv-1062, alleging substantially the same facts and making substantially the same claims against the same defendants as in the Derivative Complaint. The District Court has consolidated the Derivative Complaint and the Sanclemente Action. The consolidated action is styled In re Resideo Technologies, Inc. Derivative Litigation, 20-cv-00915 (the “Derivative Action”), and lead counsel has been appointed. Additionally, the pending stipulation to stay the proceedings pending the resolution of the motion to dismiss in the Securities Litigation was granted and is applicable to the consolidated action. On August 28, 2020, Riviera Beach Police Pension Fund (“Riviera Beach”) filed a motion to intervene in the Derivative Action, noticing its intent to file a complaint at some point in the future against some or all of the Derivative Defendants. As of September 18, 2020, Riviera Beach and the existing plaintiffs reached an agreement regarding the leadership structure of the Derivative Action in the event that Riviera Beach files its own complaint in the future. The Company intends to defend this action vigorously, but there can be no assurance that the defense will be successful.

Warranties and Guarantees

In the normal course of business, the Company issues product warranties and product performance guarantees. It accrues for the estimated cost of product warranties and product performance guarantees based on contract terms and historical experience at the time of sale. Adjustments to initial obligations for warranties and guarantees are made as changes to the obligations become reasonably estimable. Product warranties and product performance guarantees are included in Accrued liabilities.

The following table summarizes information concerning recorded obligations for product warranties and product performance guarantees:

	Nine Months Ended
	September 26,	September 28,
	2020	2019
Beginning of period	$25	$26
Accruals for warranties/guarantees issued during the year	13	10
Adjustment of pre-existing warranties/guarantees	-	(1)
Settlement of warranty/guarantee claims	(12)	(12)
End of period	$26	$23

Note 14. Pension

The Company sponsors multiple funded and unfunded U.S. and non-U.S. defined benefit pension plans. Pension benefits for many of its U.S. employees are provided through non-contributory, qualified and non-qualified defined benefit plans. It also sponsors defined benefit pension plans which cover non-U.S. employees who are not U.S. citizens, in certain jurisdictions, principally Germany, Austria, Belgium, France, India, Switzerland, and the Netherlands. The pension obligations as of September 26, 2020 and December 31, 2019 were $135 million and $124 million, respectively, and are included in Other liabilities in the unaudited Consolidated Interim Balance Sheets. Net periodic benefit cost recognized in Comprehensive income (loss) for the three and nine months ended September 26, 2020 is $2 million and $6 million, respectively. Net periodic benefit cost recognized in Comprehensive income (loss) for the three and nine months ended September 28, 2019 was $2 million and $5 million, respectively.

The components of net periodic benefit costs other than the service cost are included in Other expense, net in the unaudited Consolidated Interim Statements of Operations for the three and nine months ended September 26, 2020 and September 28, 2019.

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

The Company’s Chief Operating Decision Maker evaluates segment performance based on Segment Adjusted EBITDA. Segment Adjusted EBITDA is defined as segment net income (loss) before income taxes, net interest expense (income), depreciation and amortization plus environmental expense, Reimbursement Agreement expense, stock compensation expense, restructuring charges and other adjustments.

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Revenue
Total Products & Solutions revenue	$674	$595	$1,715	$1,828
Less: Intersegment revenue	102	83	270	228
External Products & Solutions revenue	572	512	1,445	1,600
External ADI Global Distribution revenue	790	714	2,125	2,084
Total revenue	$1,362	$1,226	$3,570	$3,684

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Segment Adjusted EBITDA
Products & Solutions	$136	$66	$224	$222
ADI Global Distribution	52	48	126	141
Segment Adjusted EBITDA	$188	$114	$350	$363

The table below provides a reconciliation of net income (loss) to Segment Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Net income (loss)	$75	$8	$(22)	$45
Net interest expense (1)	14	16	48	49
Tax expense	7	-	26	36
Depreciation and amortization	22	19	64	55
Reimbursement Agreement expense (2)	38	35	107	57
Stock compensation expense (3)	7	8	21	22
Restructuring charges	7	9	27	34
Other (4)	18	19	79	65
Segment Adjusted EBITDA	$188	$114	$350	$363

(1)

For the three and nine months ended September 26, 2020 net interest expense consists of interest expense of $14 million and $49 million net of interest income of $0 million and $1 million, respectively. For the three and nine months ended September 28, 2019 net interest expense consists of interest expense of $16 million and $51 million net of interest income of $0 million and $2 million, respectively.

(2)	Represents recorded net expenses related to the Reimbursement Agreement.
(3)	Stock compensation expense adjustment includes only non-cash expenses.
(4)

For the three and nine months ended September 26, 2020, Other represents $9 million and $36 million of items related to the Spin-Off, $12 million and $41 million of consulting and other fees related to transformation programs, ($3) million and $1 million of non-operating (income) expense adjustment which excludes net interest (income), and $0 million and $1 million of acquisition-related expenses, respectively. For the three and nine months ended September 28, 2019, Other represents $19 million and $53 million of cost directly related to the Spin-Off, $0 million and $13 million related to developments on legal claims that arose prior to Spin-Off, and $0 million and ($1) million in non-operating (income) expense adjustment which excludes net interest (income), respectively.

The Company’s CODM does not use segment assets information to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions, except per share amounts)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help you understand the results of operations and financial condition of Resideo Technologies, Inc. and its consolidated subsidiaries (“Resideo” or “the Company”, “we”, “us” or “our”) for the three and nine months ended September 26, 2020 and should be read in conjunction with the unaudited Consolidated Interim Financial Statements and the notes thereto contained elsewhere in this Form 10-Q. The financial information as of September 26, 2020 should be read in conjunction with the consolidated and combined financial statements for the year ended December 31, 2019 contained in our 2019 Annual Report on Form 10-K (the “2019 Annual Report on Form 10-K”).

Overview and Business Trends

We are a leading global provider of products, software solutions and technologies that help homeowners stay connected and in control of their comfort, security and energy use. We are a leader in the home heating, ventilation and air conditioning controls and security markets. We manage our business operations through two segments, Products & Solutions and ADI Global Distribution. Our Products & Solutions segment consist of solutions in Comfort, Residential Thermal Solutions (“RTS”) and Security categories and includes temperature and humidity control, thermal, water and air solutions and remote patient monitoring software solutions as well as security panels, sensors, peripherals, wire and cable, communications devices, video cameras, awareness solutions, cloud infrastructure, installation and maintenance tools and related software. Our ADI Global Distribution business is the leading wholesale distributor of low-voltage electronic and security products which include intrusion and smart home, fire, video surveillance, access control, power, audio and video, ProAV, networking, communications, wire and cable, enterprise connectivity and structured wiring. The Products & Solutions segment, consistent with our industry, has a higher gross and operating margin profile in comparison to the ADI Global Distribution segment.

Our Chief Operating Decision Maker evaluates segment performance based on Segment Adjusted EBITDA. Segment Adjusted EBITDA is defined as segment net income (loss) before income taxes, net interest expense (income), depreciation and amortization plus or minus environmental expense, expenses related to the indemnification and reimbursement agreement with Honeywell (the “Reimbursement Agreement”), stock compensation expense, restructuring charges, other expense, net and other costs not directly related to future ongoing business of the segments, such as costs related to becoming an independent publicly traded company (“the Spin-Off”) on October 29, 2018 and costs related to restructuring programs.

Our financial performance is influenced by several macro factors such as repair and remodeling activity, residential and non-residential construction, employment rates, and overall macro environment. The global outbreak of a novel coronavirus disease (“COVID-19”) created economic disruption. Starting at the end of the first quarter and throughout the second quarter, we experienced constrained supply and slowed customer demand that adversely impacted business, results of operations and overall financial performance. Although there remains uncertainty as to the continuing implications of COVID-19, during third quarter customer demand has improved and cost actions taken during the first half of the year contributed to the improvements in the Company’s results of operations and overall financial performance.

Recent Developments

COVID-19 Pandemic

The World Health Organization (“WHO”) declared COVID-19 a pandemic in March 2020. The broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain. Starting at the end of the first quarter and throughout the second quarter, we experienced constrained supply and slowed customer demand that adversely impacted business, results of operations and overall financial performance in future periods. See “Item 1A. Risk Factors” of this Form 10-Q for further discussion of the possible impact of the COVID-19 pandemic on our business. As there remains uncertainty around the impacts of the COVID-19 pandemic, we address and evaluate the impacts regularly.

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

Our visibility toward future performance is more limited than is typical due to the uncertainty surrounding the duration and ultimate impact of COVID-19 and the mitigation measures that are implemented by governmental authorities. We also expect business conditions to remain challenging. In response to these challenges, we will continue to focus on those factors that we can control: closely managing and controlling our expenses; aligning our production schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of our manufacturing, selling and administrative activities.

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

Third Quarter Highlights

Net revenue increased $136 million in the third quarter of 2020 compared to the same quarter of 2019, with increased sales growth in both Products & Solutions and ADI Global Distribution. Gross profit as a percent of net revenues increased to 27% in the third quarter of 2020 from 25% in the third quarter of 2019. The primary drivers to the increase in gross profit percentage were a 100 bps favorable impact as a result of higher revenue volumes in Products & Solutions and ADI Global Distribution, 100 bps favorable impact from transformation programs cost savings, and a 100 bps favorable impact from sourcing productivity. These impacts were partially offset by a 100 bps unfavorable impact from sales mix changes and increased factory costs related to COVID-19 employee safety measures. Third quarter net income was $75 million for the three months ended September 26, 2020 compared to net income of $8 million for the three months ended September 28, 2019.

Selling, general, and administrative expenses decreased by $11 million in the recent quarter compared to the third quarter of 2019. The decrease was driven by transformation programs cost savings, decrease in Spin-Off related expense, cost reduction actions including COVID-19 related cost management efforts, and other cost reductions totaling $47 million. These decreases were partially offset by restructuring related costs, labor and other cost inflation, foreign currency translation, impact of acquisitions, and commercial investments totaling $36 million.

We ended the third quarter with $260 million in cash and cash equivalents. Net cash provided by operating activities was $92 million for the nine months ended September 26, 2020. At September 26, 2020, accounts receivable were $884 million, inventories were $618 million and $150 million was drawn under our revolving credit facility.

Basis of Presentation

Our financial statements are presented on a consolidated basis (collectively, the “Interim Financial Statements”). The Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Reclassification

On January 1, 2020, we changed the classification of research and development expenses in the Consolidated Interim Statements of Operations from Cost of goods sold to Selling, general and administrative expenses, such that research and development expenses are excluded from the calculation of Gross profit. The impact on the September 28, 2019 Consolidated Interim Statement of Operations is a reduction of Cost of goods sold, an increase in Gross profit and an increase in Selling, general and administrative expenses for the three and nine months ended September 28, 2019 of $20 million and $66 million, respectively. This reclassification had no effect on the previously reported Net income (loss) or the Company’s Consolidated Interim Statements of Comprehensive Income (Loss), Consolidated Interim Statements of Cash Flows, or Consolidated Interim Balance sheets.

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

ADI Global Distribution. We generate revenue through the distribution of low-voltage electronic and security products that are delivered through a comprehensive network of professional contractors, distributors and OEMs, as well as major retailers and online merchants. In addition to our own Security products, ADI Global Distribution distributes products from industry-leading manufacturers and ADI Global Distribution also carries a line of private label products. We sell these products to contractors that service non-residential and residential end-users. 15% of ADI Global Distribution’s net revenue is supplied by our Products & Solutions segment. Management estimates that in 2019 and 2020 approximately two-thirds of ADI Global Distribution’s net revenue was attributed to non-residential end markets and one-third to residential end markets.

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

Other Expense, Net

Other expense, net consists primarily of Reimbursement Agreement expenses (gains) for certain environmental claims related to approximately 230 sites or groups of sites that are undergoing environmental remediation under U.S. federal or state law and agency oversight for contamination associated with Honeywell historical business operations. For further information see the “Reimbursement Agreement” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Note 13. Commitments and Contingencies” of Notes to Interim Financial Statements of this Form 10-Q. Other expense, net also includes foreign exchange gains and losses.

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

Results of Operations

The following table sets forth our selected unaudited consolidated interim statements of operations for the periods presented:

Unaudited Consolidated Interim Statements of Operations

(Dollars in millions except share and per share data)

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Net revenue	$1,362	$1,226	$3,570	$3,684
Cost of goods sold	992	917	2,680	2,720
Gross profit	370	309	890	964
Selling, general and administrative expenses	239	250	731	778
Operating profit	131	59	159	186
Other expense, net	35	35	106	54
Interest expense	14	16	49	51
Income before taxes	82	8	4	81
Tax expense	7	-	26	36
Net income (loss)	$75	$8	$(22)	$45
Weighted Average Number of Common Shares Outstanding (in thousands)
Basic	123,421	122,770	123,194	122,681
Diluted	125,235	123,244	123,194	123,404
Earnings (Loss) Per Share
Basic	$0.61	$0.07	$(0.18)	$0.37
Diluted	$0.60	$0.06	$(0.18)	$0.36

Results of Operations for the Three and Nine Months Ended September 26, 2020 and September 28, 2019

Net Revenue

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Net revenue	$1,362	$1,226	$3,570	$3,684
% change compared with prior period	11%		(3)%

The change in net revenue compared to prior year period is attributable to the following:

	Three Months Ended September 26, 2020	Nine Months Ended September 26, 2020
Volume	7%	(5)%
Price	1%	1%
Acquisitions	2%	1%
Foreign currency translation	1%	0%
% change compared with prior period	11%	(3)%

A discussion of net revenue by segment can be found in the “Review of Business Segments” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cost of Goods Sold

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Cost of goods sold	$992	$917	$2,680	$2,720
% change compared with prior period	8%		(1)%
Gross profit percentage	27%	25%	25%	26%

Three months ended

Cost of goods sold for the three months ended September 26, 2020 was $992 million, an increase of $75 million, or 8%, from $917 million for the three months ended September 28, 2019.

This increase in cost of goods sold was driven by higher revenue volumes in Products & Solutions and ADI Global Distribution, impact of expenses related to revenue that are attributable to the operations of Herman, unfavorable changes in sales mix, foreign currency translation, increased factory costs related to COVID-19 employee safety measures, and material and labor inflation totaling $97 million. The increased costs were partially offset by sourcing productivity and transformation programs cost savings totaling $22 million.

The primary drivers to the increase in gross profit percentage were a 100 bps favorable impact as a result of higher revenue volumes in Products & Solutions and ADI Global Distribution, 100 bps favorable impact from transformation programs cost savings, and a 100 bps favorable impact from sourcing productivity. These impacts were partially offset by a 100 bps unfavorable impact from sales mix changes and increased factory costs related to COVID-19 employee safety measures.

Nine months ended

Cost of goods sold for the nine months ended September 26, 2020 was $2,680 million, a decrease of $40 million, or 1%, from $2,720 million for the nine months ended September 28, 2019.

This decrease in cost of goods sold was driven by lower revenue volumes in primarily Products & Solutions, sourcing productivity, transformation programs cost savings, foreign currency translation, and reduced Spin-Off related costs totaling $163 million. The decreased costs were partially offset by the impact of expenses related to revenue that are attributable to the operations of Herman, changes in sales mix, increased factory costs related to COVID-19 employee safety measures, material and labor inflation, restructuring related costs, and other miscellaneous costs of goods sold totaling $123 million.

The primary drivers to the decrease in gross profit percentage were a 100 bps unfavorable impact as a result of lower revenue volumes primarily in Products & Solutions, and a 100 bps unfavorable impact from sales mix changes. These impacts were partially offset by 100 bps favorable impact from transformation programs cost savings.

Selling, General and Administrative Expense

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Selling, general and administrative expense	$239	$250	$731	$778
% of revenue	18%	20%	20%	21%

Three months ended

Selling, general and administrative expense for the three months ended September 26, 2020 was $239 million, a decrease of $11 million, from $250 million for the three months ended September 28, 2019. The decrease was driven by transformation programs cost savings, decrease in Spin-Off related expense, cost reduction actions including COVID-19 related cost management efforts, and other cost reductions totaling $47 million. These decreases were partially offset by restructuring related costs, labor and other cost inflation, foreign currency translation, impact of acquisitions, and commercial investments totaling $36 million.

Nine months ended

Selling, general and administrative expense for the nine months ended September 26, 2020 was $731 million, a decrease of $47 million, from $778 million for the nine months ended September 28, 2019. The decrease was driven by transformation programs cost savings, cost reduction actions including COVID-19 related cost management efforts, decrease in Spin-Off related expense, and other cost reductions totaling $135 million. These decreases were partially offset by restructuring related costs, labor and other cost inflation, impact of acquisitions, and commercial investments totaling $88 million.

Other Expense, Net

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Other expense, net	$35	$35	$106	$54

Three months ended

Other expense, net for the three months ended September 26, 2020 and the three months ended September 28, 2019 was expense of $35 million. Other expense, net increased $3 million from the Reimbursement Agreement offset by $2 million in favorable foreign exchange impact and a $1 million decrease in other non-operating expense.

Nine months ended

Other expense, net for the nine months ended September 26, 2020, was expense of $106 million, an increase of $52 million from $54 million for the nine months ended September 28, 2019. In the nine months ended September 26, 2020, we recognized $107 million in expense from the Reimbursement Agreement compared to $57 million for the nine months ended September 28, 2019. The major driver for the increase over the prior period is related to a gain recorded in the first quarter of 2019 related to proceeds received from a property sale of a site under the agreement. Total increases also include $4 million from unfavorable foreign exchange impact, partially offset by a $2 million decrease in other non-operating expenses.

Tax Expense

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Tax expense	$7	$-	$26	$36
Effective tax rate	8%	0%	729%	44%

The Company recorded a tax expense of $7  million and $26 million for the three and nine months ended September 26, 2020, respectively.

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

Three months ended

For the three months ended September 26, 2020, the net tax expense of $7 million was driven by interim period tax expense of $7 million based on year-to-date actual amounts. Tax expense specific to the period was $0. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, non-deductible expenses, and U.S. taxation of foreign earnings.

Nine months ended

For the nine months ended September 26, 2020, the net tax expense of $26 million was driven by the year-to-date tax expense of $11 million based on year-to-date actual amounts, and tax expense specific to the period of approximately $15 million, consisting primarily of $15 million for valuation allowances in foreign jurisdictions, $2 million related to the estimated tax impact of the CARES Act on prior years, and share-based excess cost of $1 million, partially offset by a $3 million tax benefit for changes in estimates related to prior years. In addition to items specific to the period our income tax rate/expense are impacted by the mix of earnings across the jurisdictions in which we operate, non-deductible expenses, and U.S. taxation of foreign earnings.

Review of Business Segments

Products & Solutions

	Three Months Ended			Nine Months Ended
	September 26,	September 28,		September 26,	September 28,
	2020	2019	% Change	2020	2019	% Change
Total revenue	$674	$595		$1,715	$1,828
Less: Intersegment revenue	102	83		270	228
External revenue	$572	$512	12%	$1,445	$1,600	(10)%
Segment Adjusted EBITDA	$136	$66	106%	$224	$222	1%

Three months ended

Products & Solutions revenue increased 12%, with increased revenue volumes across all businesses. Segment Adjusted EBITDA increased from $66 million to $136 million, or 106%. Segment Adjusted EBITDA was positively impacted by higher revenue, cost savings from transformation programs, COVID-19 related cost management actions, reduced inventory reserve costs, and other cost reduction efforts including product cost reduction programs totaling $95 million. These impacts were partially offset by unfavorable changes in sales mix, increased factory costs related to COVID-19 employee safety measures, investments to support new product launches and labor and material inflation totaling $25 million.

Nine months ended

Products & Solutions revenue declined 10%, yet Segment Adjusted EBITDA increased from $222 million to $224 million, or 1%. Despite sales declines largely driven by second quarter COVID-19 impacts, Segment Adjusted EBITDA was positively impacted by cost savings from transformation programs, COVID-19 related cost management actions, reduced inventory reserve costs, and other cost reduction efforts including product cost reduction programs totaling $159 million. These cost reductions offset lower revenue volumes, unfavorable sales mix, increased factory operating costs attributable to COVID-19 employee safety measures, investments to support new product launches, and labor and material inflation totaling $157 million.

ADI Global Distribution

	Three Months Ended			Nine Months Ended
	September 26,	September 28,		September 26,	September 28,
	2020	2019	% Change	2020	2019	% Change
External revenue	$790	$714	11%	$2,125	$2,084	2%
Segment Adjusted EBITDA	$52	$48	8%	$126	$141	(11)%

Three months ended

ADI Global Distribution revenue increased 11%, highlighted by strong growth in U.S. and Canada, as well as EMEA. Segment Adjusted EBITDA of $52 million was up $4 million or 8%. Segment Adjusted EBITDA was favorably impacted primarily by higher revenue, cost reduction actions including COVID-19 related cost management efforts and other expense productivity totaling $15 million. These positive impacts were partially offset by unfavorable sales mix, as well as commercial investments and other cost inflation totaling $11 million.

Nine months ended

ADI Global Distribution revenue increased 2%, while Segment Adjusted EBITDA of $126 million was down $15 million or 11%. Segment Adjusted EBITDA was negatively impacted primarily by COVID-19 related slowdowns in the second quarter, unfavorable sales mix, commercial investments, and other cost inflation totaling $41 million. Negative impacts were partially offset by cost reduction actions including COVID-19 related cost management actions, transformation programs and other expense productivity totaling $26 million.

Restructuring Charges

We have an ongoing financial and operational review which is focused on product cost and gross margin improvement, and general and administrative expenses simplification. We have retained industry-recognized experts in supply chain optimization and organizational excellence to assist in the review. Certain restructuring actions have been and are continuing to be implemented under this program as well as previous programs. These restructuring actions are expected to generate incremental pre-tax savings of $40 million to $45 million, net of costs of implementation which includes severance and consulting fees, in 2020 compared with 2019 principally from planned workforce reductions. Cash spending related to our restructuring actions was $23 million for the nine months ended September 26, 2020 and was funded through operating cash flows.

Net restructuring and related expenses were $7 million and $27 million for the three and nine months ended September 26, 2020, respectively, primarily related to severance. Net restructuring and related expenses were $9 million and $34 million for the three and nine months ended September 28, 2019, respectively, and primarily related to severance. For further discussion of restructuring activities, refer to Note 6. Restructuring and Other Charges of Notes to Consolidated Interim Financial Statements of this Form 10-Q.

Capital Resources and Liquidity

Our liquidity is primarily dependent on our ability to continue to generate cash flows from operations, supplemented by external sources of capital as needed.

•

Cash flows provided by operating activities was $92 million for the nine months ended September 26, 2020. Cash flows used for operating activities was $70 million for the nine months ended September 28, 2019.

•	As of September 26, 2020, total cash and cash equivalents were $260 million.
•	At September 26, 2020, there were $150 million of borrowings and no letters of credit issued under our $350 million revolving credit facility.

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

Reimbursement Agreement

In connection with the Spin-Off, we entered into the Reimbursement Agreement, pursuant to which we have an obligation to make cash payments to Honeywell in amounts equal to 90% of payments for certain Honeywell environmental-liability payments, which include amounts billed, less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales. The amount payable by us in respect of such liabilities arising in any given year is subject to a cap of $140 million (exclusive of any late payment fees up to 5% per annum). During 2020, we entered into two amendments with Honeywell. See “Note 13. Commitments and Contingencies” of Notes to Consolidated Interim Financial Statements of this Form 10-Q for a discussion of the Reimbursement Agreement amendments. The amount paid during the nine months ended September 26, 2020 was $70 million. See “Note 19. Commitments and Contingencies” of Notes to Consolidated and Combined Financial Statements in our 2019 Annual Report on Form 10-K for further discussion.

Cash Flow Summary for the Nine Months Ended September 26, 2020 and September 28, 2019

Our cash flows from operating, investing and financing activities for the nine months ended September 26, 2020 and September 28, 2019, as reflected in the unaudited Interim Financial Statements are summarized as follows:

	Nine Months Ended
	September 26,	September 28,
	2020	2019
Cash provided by (used for):
Operating activities	$92	$(70)
Investing activities	(85)	(83)
Financing activities	135	22
Effect of exchange rate changes on cash and cash equivalents	(4)	(2)
Net increase (decrease) in cash and cash equivalents	$138	$(133)

Cash provided by operating activities for the nine months ended September 26, 2020 increased by $162 million, primarily due to the impacts from the slow-down of our business related to the COVID-19 pandemic. We saw a decrease in sales and related purchases starting at the end of the first quarter with the most significant decreases in the first two months of the second quarter. Due to the timing of collections and payments, our working capital decreased significantly as we were collecting/paying on higher balances. In addition, we deferred a significant amount of payments, including the Reimbursement Agreement payment of $35 million, which resulted in preservation of cash. We expect to have a decrease in cash during the fourth quarter of the 2020.

Cash used for investing activities increased by $2 million, primarily due to $18 million of additional cash paid for acquisitions, partially offset by a decrease of $16 million of cash paid for capital expenditures.

Net cash provided by financing activities increased by $113 million. The increase in cash provided by financing activities was primarily due to an increase of $90 million of borrowings under our $350 million revolving credit facility to increase our cash position in light of the economic uncertainty surrounding the COVID-19 pandemic, partially offset by decreases of $22 million of non-operating obligations paid to Honeywell and $1 million of tax payments related to stock vestings.

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

Critical Accounting Policies

The preparation of our unaudited Interim Financial Statements in accordance with U.S. GAAP is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. We consider the accounting policies discussed in our 2019 Annual Report on Form 10-K to be critical to the understanding of our unaudited Interim Financial Statements included in this Form 10-Q. There have been no changes in our critical accounting policies as compared to what was disclosed in the 2019 Annual Report on Form 10-K. Actual results could differ from our estimates and assumptions, and any such differences could be material to our unaudited Interim Financial Statements. As there remains uncertainty around the impacts of the COVID-19 pandemic, we intend to address and evaluate the impacts frequently. See “Note 2. Summary of Significant Accounting Policies” of Notes to Consolidated Interim Financial Statements of this Form 10-Q for a discussion of the accounting policies most likely affected by the COVID-19 pandemic.

Other Matters

Litigation, Environmental Matters and Reimbursement Agreement

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

Interest Rate Risk

As of September 26, 2020, $942 million of our total debt of $1,322 million carried variable interest rates. The fair market values of our fixed-rate financial instruments are sensitive to changes in interest rates. At September 26, 2020, an increase or decrease in interest rate on our term loans and revolving credit facility by 100 basis points would have an approximate $10 million impact on our annual interest expense on debt.

Foreign Currency Exchange Rate Risk

We are exposed to market risks from changes in currency exchange rates. While we primarily transact with customers in the U.S. Dollar, we also transact in foreign currencies, primarily including the Euro, British Pound, Canadian Dollar, and Czech Koruna. These exposures may impact total assets, liabilities, future earnings and/or operating cash flows. Our exposure to market risk for changes in foreign currency exchange rates arises from transactions arising from international trade, foreign currency denominated monetary assets and liabilities, and international financing activities between subsidiaries. We rely primarily on natural offsets to address our exposures and may supplement this approach from time to time by entering into forward and option hedging contracts. As of September 26, 2020 and December 31, 2019 we have no outstanding hedging arrangements.

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

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, including our Chief Accounting Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 26, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

See “Note 13. Commitments and Contingencies — Other Matters” of Notes to Consolidated Interim Financial Statements of this Form 10-Q for a discussion on legal proceedings.

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

Our business, results of operations, financial condition, cash flows and stock price may be adversely affected by pandemics, epidemics or other public health emergencies, such as the COVID-19 virus, which has been characterized by the World Health Organization as a pandemic. This outbreak has negatively impacted and could continue to negatively impact the global economy. Our operating results will be subject to fluctuations based on general economic conditions and the extent to which COVID-19 may ultimately impact our business will depend on future developments, which are uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease and the duration of the outbreak and business closures or business disruptions for our Company, our suppliers and our customers. We have experienced, and may experience in the future, shutdowns affecting our key manufacturing sites due to regional health and safety reasons. While we continue to comply with all applicable health and sanitation requirements, we cannot ensure uninterrupted operations in areas impacted by COVID-19.

Deterioration in economic conditions could reduce our sales and profitability. Any financial distress of our customers due to deterioration in economic conditions could result in reduced sales and decreased collectability of accounts receivable which would negatively impact our results of operations. We also expect business conditions to remain challenging throughout the duration of the pandemic. The COVID-19 outbreak has had, and could continue to have an impact on our ability to obtain certain of the raw materials, parts and components we need to manufacture our products as our suppliers face disruptions in their businesses, including closures and potential bankruptcy as a result of the COVID-19 outbreak. We depend greatly on our suppliers for items that are essential to the manufacturing of our products. If our suppliers fail to meet our manufacturing needs, it could delay our production and our product shipments to customers and negatively affect our operations.

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

“Disruption, or the need to relocate any of our facilities, could significantly disrupt our business;” “We rely on certain suppliers of materials and components for our product;” “We are subject to the economic, political, health, epidemic, regulatory, foreign exchange and other risks of international operations;” “Our operations require substantial capital and we may not be able to obtain additional capital that we need in the future on favorable terms or at all;” “Market and economic conditions may adversely affect the economic conditions of our customers, demand for our products and services and our results of operations;” “We have credit exposure to our customers;” “The commercial and credit environment may adversely affect our access to capital.”

We have experienced significant management turnover.

In November 2019, we announced the departure of our former Chief Financial Officer, and the appointment of an Interim Chief Financial Officer. In December 2019, we announced that the Board was conducting a search for a successor for our Chief Executive Officer. In January 2020, the Board appointed Sach Sankpal as our new President of Products & Solutions. On May 19, 2020, we announced the appointment of Jay Geldmacher as our new Chief Executive Officer and member of the board of directors. On May 29, 2020 we further announced the appointment of Tony Trunzo as our Executive Vice President and Chief Financial Officer. On October 13, 2020 the Company filed an 8-K which provided information about the departure of Sach Sankpal as President of the Products & Solutions segment and the appointment of Phil Theodore as President of the Products & Solutions segment. We are required to pay significant amounts of severance in connection with certain of these management transitions. Transitions in senior executive leadership can adversely affect relationships with our clients, suppliers, and employees, make it difficult to attract and retain talent and disrupt execution of our strategy and our efforts to enhance our operations. Changes in other key management positions may temporarily affect our financial performance and results of operations as the new management becomes familiar with our business. Accordingly, our future financial performance will depend to a significant extent on our ability to motivate and retain key management personnel.

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

In particular, the Company, the Company’s former CEO Michael Nefkens, the Company’s former CFO Joseph Ragan, and the Company’s former CIO Niccolo de Masi are named defendants of a purported class action securities suit styled In re Resideo Technologies, Inc. Securities Litigation, 19-cv-02863 (the “Securities Litigation”). The Securities Litigation is a class action securities suit with the class defined as all persons or entities who purchased or otherwise acquired common stock of Resideo during the class period of October 29, 2018 to November 6, 2019. The complaint asserts claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, broadly alleging, among other things, that the defendants (or some of them) made false and misleading statements regarding, among other things, Resideo’s business, performance, the efficiency of its supply chain, operational and administrative issues resulting from the spin-off from Honeywell, certain business initiatives, and financial guidance in 2019. The defendants filed a motion to dismiss the complaint on July 10, 2020.  We expect the motion to dismiss to be fully briefed in November 2020. A tentative argument is scheduled for December 1, 2020. See “Note 19. Commitments and Contingencies” of Notes to Consolidated and Combined Financial Statements in our 2019 Annual Report on Form 10-K for further discussion. The Company intends to vigorously defend against the allegations in the Securities Litigation, but there can be no assurance that the defense will be successful.

On July 7, 2020, Jawad A. Ayaz as Trustee of the Shiv Venkatasetty 2016 Trust (“Derivative Plaintiff”) filed a shareholder derivative complaint (the “Derivative Complaint”) against certain current or former directors and officers of the Company (“Derivative Defendants”) in the District Court for the District of Delaware, captioned Ayaz v. Nefkens, 20-cv-00915. Derivative Plaintiff alleges generally that Derivative Defendants breached fiduciary duties owed to the Company by allegedly causing or allowing the Company to make materially false and misleading statements to the public regarding the Company’s business operations and financial prospects. Derivative Plaintiff also alleges that the Company’s 2019 proxy statement was materially false and misleading, in violation of Section 14(a) of the Securities Exchange Act of 1934, and asserts claims of corporate waste and unjust enrichment, among other allegations, and relies on a similar set of facts as alleged in the Securities Litigation. The Derivative Complaint seeks declaratory relief and unspecified money damages on behalf of the Company. On July 28, 2020, certain of the Derivative Defendants filed a stipulation to stay the proceedings pending the resolution of the motion to dismiss in the Securities Litigation. An additional shareholder derivative complaint was filed on August 12, 2020, by Plaintiff Daniel Sanclemente (the “Sanclemente Action”) on behalf of the Company in the District Court for the District of Delaware, captioned Sanclemente v. Nefkens, 20-cv-1062, alleging substantially the same facts and making substantially the same claims against the same defendants as in the Derivative Complaint. The parties to the Derivative Complaint and the Sanclemente Action have agreed to consolidate both actions. The consolidated action is styled In re Resideo Technologies, Inc. Derivative Litigation, 20-cv-00915 (the “Derivative Action”), and lead counsel has been appointed. Additionally, the pending stipulation to stay the proceedings pending the resolution of the motion to dismiss in the Securities Litigation was granted and is applicable to the consolidated action. On August 28, 2020, Riviera Beach Police Pension Fund (“Riviera Beach”) filed a motion to intervene in the Derivative Action, noticing its intent to file a complaint against some or all of the Derivative Defendants. As of September 18, 2020, Riviera Beach and the existing plaintiffs reached an agreement regarding the leadership structure of the Derivative Action in the event that Riviera Beach files its own complaint. The Company intends to defend this action vigorously, but there can be no assurance that the defense will be successful.

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
2.1

Second Amendment to Indemnification and Reimbursement Agreement, dated as of July 28, 2020, between Resideo Intermediate Holding Inc. and Honeywell International Inc. (incorporated by reference to Exhibit 2.1 to Resideo's Form 8-K filed July 31, 2020)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	Inline XBRL Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Resideo Technologies, Inc.

Date: November 5, 2020	By:	/s/ Anthony L. Trunzo
Anthony L. Trunzo Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Date: November 5, 2020	By:	/s/ AnnMarie Geddes
AnnMarie Geddes Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)