Form 10-K
period 2020-12-31
RESIDEO TECHNOLOGIES, INC.
filed 2021-02-25
CIK 1740332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

Commission File Number 001-38635

Resideo Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-5318796
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 E. 6th Street Austin, Texas	78702
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 726-3500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol:	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	REZI	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the New York Stock Exchange as of June 30, 2020, was $1.6 billion.

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share as of February 19, 2021 was 143,139,475 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2021 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2020.

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

On October 29, 2018, we separated from Honeywell International Inc. (“Honeywell”), becoming an independent publicly traded company as a result of a pro rata distribution of our common stock to shareholders of Honeywell (the “Spin-Off”). The Spin-Off is further described in Note 1. Organization, Operations and Basis of Presentation of Notes to the Consolidated and Combined Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Form 10-K. Our common stock began trading “regular way” under the ticker symbol “REZI” on the NYSE on October 29, 2018.

Description of Business

Resideo is a leading global manufacturer and developer of technology-driven products and solutions that provide critical comfort, residential thermal and security solutions to over 150 million homes globally. We are also the leading wholesale distributor of low-voltage security products including intrusion, access control and video products and participates significantly in the broader related markets of smart home, fire, power, audio, ProAV, networking, communications, wire and cable, enterprise connectivity, and structured wiring products. We have a global footprint serving commercial and residential end markets. Our primary focus is on the professional channel where we are a trusted partner to over 110,000 professional installers. Our global scale, breadth of product offerings, innovation heritage, and differentiated service and support has enabled our trusted relationship with professional installers and has been a key driver of our success. Leveraging our underlying strengths, we are transforming our business with a strategy that includes operational improvements, product innovation, and investments to drive future growth and value creation. We believe our large presence in the home, both on the wall and behind the wall, positions us well for the value and convenience consumers will expect out of the connected home in the future.

We operate in large markets that sit at the intersection of multiple secular growth trends. We believe the increased desire for critical comfort, residential thermal and security solutions in the home, combined with the long-term impacts of working from home, are driving investment in the home both in terms of time and dollars. We believe our total addressable market represents approximately a $114 billion inclusive of $27 billion for our comfort, residential thermal solutions and security, and $88 billion for distribution of low-voltage security products and additional adjacent products, including intrusion and smart home, fire, video surveillance, access control, power, audio and video, ProAV, networking, communications, wire and cable, enterprise connectivity and structured wiring. At the same time, the ability to better understand the functioning of a home through sensors, controls and connectivity has created a large and fast-growing connected home market. According to Statista, the global connected home market is expected to grow at a 16% compounded annual growth rate from $80 billion in 2019 to $195 billion in 2025. To date, we believe this market has been primarily composed of point products and services from a wide variety of industry participants, creating significant complexity for consumers. Given this complexity, we believe a significant opportunity exists to provide products, solutions and services to consumers and professional installers that integrate the disparate sensors, systems and controls inside the home, and enable differentiated insight.

Our meaningful presence in the home derived from our broad portfolio of products and our focus on the professional installer, combined with our service-focused global distribution footprint, positions us well to take advantage of this significant market opportunity. We deliver value to our professional customers via two business

RESIDEO TECHNOLOGIES, INC.

segments, Products & Solutions and ADI Global Distribution, which respectively contributed 41.8% and 58.2% of our net revenue for the year ended December 31, 2020.

Products & Solutions: Our comfort, security and energy products and solutions have a presence in over 150 million homes globally and benefit from the trusted, well-established Honeywell Home brand as well as key branded offerings such as Resideo, Braukmann, and others. Our offerings include temperature and humidity control, thermal water and air solutions, as well as security panels, sensors, peripherals, wire and cable, communications devices, video cameras, awareness solutions, cloud infrastructure, installation and maintenance tools, and related software. We are a leading player across the majority of our product categories with 15 million systems installed annually. Through our whole home presence on the wall and behind the wall, we are an enabler of home connectivity with approximately 6.7 million connected customers via our software solutions. Our connected solutions harness this data to provide control, visibility, insights, and alerts to the end user. Our comprehensive product suite has also allowed us to develop and sustain a long-standing partnership with professional installers who have relied on our selection and availability of products and configured solutions to help them succeed for over 100 years. Our broad portfolio of innovative products is delivered through a comprehensive network of over 110,000 professional contractors, more than 3,000 distributors and over 1,200 original equipment manufacturers (“OEMs”), as well as major retailers and online merchants.

ADI Global Distribution: Our ADI Global Distribution segment is the leading wholesale distributor of low-voltage security products including intrusion, access control and video products, and participates significantly in the broader related markets of smart home, fire, access control, power, audio, ProAV, networking, communications, wire and cable, enterprise connectivity, and structured wiring products. Through nearly 200 stocking locations in 17 countries, ADI Global Distribution distributes more than 350,000 products from over 1,000 manufacturers to a customer base of over 100,000 contractors and is independently recognized for superior customer service. We believe this global footprint gives us distinct scale and network advantages in our core products over our competitors. Further, we believe our customers derive great value from the advice and recommendations of our knowledgeable design specialists, allowing our customers to better meet the technical and systems integration expertise requirements to install and service professional security systems. We continue to be a leader in the industry with value-added services including presales system design, 24/7 order pick-up, and the selective introduction of new product categories such as professional audio-visual.

Our industries and markets are highly competitive in both our Products & Solutions and ADI Global Distribution segments, where we compete with global, national, regional and local providers for our products, services and solutions, including manufacturers, distributors, service providers, retailers and online commerce providers, as well as newer entrants to the market with non-traditional business and customer service models or disruptive technologies and products, including cable, telecommunications, and large technology companies competing in the connected home space.

Factors influencing our competitive position in the industry include product and service innovation, our reputation and the reputation of our brands, sales and marketing programs, product performance, reliability and warranty, quality and breadth of product training and events, product availability, speed and accuracy of delivery, service and price, technical support, and credit availability.

Our management team has significant experience and a track record of leading tech-enabled businesses, developing best-in-class products, and executing organizational change. This team is focused on ingraining a culture of continuous improvement into our organization with the goal of lowering costs, increasing margins and positioning the Company for growth. Leveraging the Company’s presence in the home and its relationship with professional installers, management has reorganized the Products & Solutions business to enhance focus and collaboration across business lines and segments.

With this ongoing transformation underway, we believe we are well-positioned to execute on our growth strategy across both of our segments. Our strategy in Products & Solutions is focused on accelerating our product innovation, expanding our presence in the home and buildings, and over time, enabling connected ecosystems grounded in relationships with professional installers. Our ADI Global Distribution growth strategy is focused on increasing our omni-channel presence to grow our customer base, expanding into adjacent growth markets, and continuing to enhance our value-add services to support our professional installers’ efficiency and profitability.

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

Regulatory and Environmental Compliance and Regulatory Capital Expenditures

We are subject to various federal, state, local and foreign government requirements relating to environmental health and safety protection standards and permitting, labeling and other requirements regarding, among other things, electronic and wireless communications, air emissions, wastewater discharges, the use, handling, and disposal of hazardous or toxic materials, remediation of environmental contamination, data privacy, consumer protection, licensing, working conditions for and compensation of our employees and others. The Company’s businesses may also be affected by changes in governmental regulation of energy efficiency and conservation standards, product safety regulations, and consumer privacy and protection regulations. These and other laws and regulations impact the manner in which the Company conducts its business, and changes in legislation or government policies can affect the Company’s worldwide operations, both favorably and unfavorably. For a more detailed description of the various laws and regulations that affect the Company’s business, see Item 1A. Risk Factors.

The Company’s efforts to comply with numerous federal, state, and local laws and regulations applicable to its business and products often results in capital expenditures. As of December 31, 2020, we have recorded a liability for environmental investigation and remediation of approximately $22 million related to sites owned and operated by Resideo. The Company makes capital expenditures to design and upgrade its products to comply with or exceed standards applicable to the industries in which it competes. The Company’s ongoing environmental compliance programs also results in capital expenditures. Regulatory and environmental considerations are a part of all significant capital expenditure decisions; however, expenditures in 2020 related solely to regulatory compliance were not material. It is management’s opinion that the amount of any future capital expenditures related to compliance with any individual regulation or grouping of related regulations will not have a material adverse effect on the Company’s financial results or competitive position in any one year. See Note 19. Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements for further discussion of environmental matters.

Human Capital

As of December 31, 2020, we employed approximately 14,700 employees in 32 countries. Approximately 3,100 employees were located in the United States, and the remaining 11,600 employees were located primarily in Mexico, the Czech Republic and the United Kingdom. Approximately 160 employees in the U.S. were subject to collective bargaining with approximately 1,270 employees outside of the U.S. subject to collective bargaining. We believe overall our relations with our workforce are good.

Health and Safety: The Company’s commitment to providing a safe and healthy workplace for all employees continued throughout 2020 and was further heightened by the challenges created by the COVID-19 pandemic. In response to the pandemic, we took numerous actions to protect the health and safety of our employees, visitors and customers. These actions included formation of a response team, contact tracing and tracking of exposure and positive cases, enhanced cleaning protocols, moving to work from home where possible, suspension of most business travel and in-person meetings, the purchase of face coverings, gloves, hand sanitizer, and hand held scanning devices, installation of thermal scanners at our manufacturing sites, installation of floor demarcations and plastic shields in our ADI Global Distribution branches and on manufacturing lines, weekly internal audits, external audits of select sites, leasing of additional vans to permit distancing where we provide transportation to employees,

RESIDEO TECHNOLOGIES, INC.

daily symptom self-assessments, curbside and contactless pickup in many locations, enhanced employee benefits, COVID-19 testing, and policies requiring face coverings and physical distancing.

At the end of 2020, our global Total Case Incident Rate (“TCIR”) (the number of occupational injuries and illnesses per 100 employees) was 0.28, significantly lower than the North American Industry Classification System injury rate for Automatic Environmental Controls of 1.7 (as reported by the U.S. Bureau of Labor Statistics). We monitor our safety through a balanced scorecard of key performance indicators. In addition to reactive incident management investigation and root cause analysis indicators, we measure and analyze the data generated from our hazard observation, designated Health, Safety, and Environment Internal Department (“HSE”) inspections by line managers and internal audit programs by accredited HSE lead auditors to provide insights and intelligence that help us proactively mitigate issues before they result in incidents.

Total Rewards: Our primary reward strategy is ensuring “pay-for-performance” on an annual basis, as well as over the long term, which drives a mindset of accountability and productivity. Our compensation guiding principles are to structure compensation that is simple, aligned and balanced. We structure and administer our Rewards programs in a manner consistent with good governance practices. We believe that the interests of employees must be aligned with our shareholders. To that end, in 2020 we launched an employee stock purchase plan and expanded the use of stock-based incentives to encourage managers to think like owners of Resideo. We provide comprehensive, competitive and contemporary benefits that recognize the diversity of our workforce and are designed to meet the varying needs of our employees and promote choice. Our package includes generous paid time off, flexible work schedules, education assistance programs and more. We believe the combination of our competitive pay-for-performance compensation programs and our comprehensive benefit programs demonstrate our commitment to a compelling total rewards value proposition for our employees.

In April 2020, we took the necessary steps to weather the COVID-19 crisis with several cost saving programs including temporary payroll savings, furloughs, and reduced work schedules. Where employee agreement was necessary, an overwhelming majority of employees joined their worldwide colleagues in supporting this effort to help the Company preserve business continuity. In December 2020, we announced a special year-end bonus payable to current employees who had been directly impacted by COVID-19 cost saving actions, in an amount generally comparable to the financial impact of the cost savings actions.

Diversity, Equity and Inclusion: In 2020, we adopted a revised Diversity, Equity, and Inclusion statement, through which we aspire to be a company where employees are empowered to bring their whole, authentic selves to work each day. We work to advance this mission by actively reaching out to people of diverse backgrounds and experiences to join our teams and nurturing an inclusive culture. We maintain employee resource groups across six categories: Women, LGBTQIA+, Black, Latino, Veterans, and People with Differing Abilities. Each group is sponsored and supported by a senior leader of the company. We encourage our hiring managers and recruiters to build a network of diverse talent. Our diversity outreach includes reaching out to all categories of diversity job boards, including Historically Black Colleges and Universities (“HBCUs”). Diversity is a key component of service level agreements we maintain with our recruiting process outsourcing (“RPO”) partners to ensure they are accountable and meet our sourcing standards. Our corporate functions and business units continue to track and report on progress with respect to our diversity and inclusion initiatives.

Talent Acquisition, Management and Development: We have a robust recruiting model to attract all levels of talent across the regions where we operate. In 2020, our average time to fill open roles was 35 days, and we hired 6,700 employees, of which approximately 5,600 were production workers. We expanded our virtual interviewing platforms and onboarding experience to mitigate COVID-19 risk. Internally, strategic talent reviews and succession planning occur on an annual basis, globally and across all business areas.

We strongly value feedback from our employees and launched a revised Employee Voice Survey in 2020. This survey allows each function in our company to see its ratings across three levers: Motivation, Ability, and Knowledge of Expectations. Our score for the first cycle was 7.8 on a 10-point scale, with an Employee Net Promoter score of 25 on a scale ranging from -100 to +100 (based on industry standards for Employee Net Promoter score, any score above 10 is considered good). While we are pleased with these results, there is still room for improvement, and each sub-organization has been tasked with creating an action plan based on feedback received.

RESIDEO TECHNOLOGIES, INC.

We recognize that a key facet of an effective and high performing team is the quality of the people manager. This year we introduced a new initiative, the People Manager Certification, to equip managers with an understanding of Resideo’s expectations for managers. The certification includes trainings in the skills required to be a successful manager at Resideo as well as a toolkit for managers to put learnings in action. We also encourage employees to take responsibility for their own development and provide an extensive learning library in order to ensure our people have what they need to succeed, both professionally and personally. In response to the COVID-19 pandemic, we provided training to our employees on working successfully from home and developing resiliency during this stressful time.

Managers and their team members participate in quarterly “Pulse” conversations to set performance expectations and monitor and evaluate performance. People managers at Resideo are strongly encouraged to give frequent, informal feedback so that employees are always clear on their performance level. In supporting our employees’ development, we refined our global mentorship program, which supports employees across all levels and functions. The program allows for multiple forms of interaction, including one-on-one relationships and "fireside chats," which improve knowledge transfer and skill development throughout the organization.

Seasonality

Our Products & Solutions business experiences a moderate level of seasonality. Sales activity is generally highest in the fall and early winter months, with the highest sales at the end of the third quarter and throughout the fourth quarter in the majority of our geographical markets.

Research and Development and Intellectual Property

We have software centers of excellence in Austin, Texas; Bengaluru, India; and Melville, New York, along with major product design centers in the U.S., Europe, Asia, and Latin America. In addition, our laboratories are certified to meet various industry standards, such as FCC and UL, enabling us to test and certify products internally. We also have a user experience design group that consists of researchers and product and user experience designers aligned with development sites with the primary studios in Golden Valley, Minnesota. As of December 31, 2020, we employed over 850 engineers.

Our deep domain expertise, proprietary technology and brands are protected by a combination of patents, trademarks, copyrights, trade secrets, non-disclosure agreements, and contractual provisions. We own approximately 2,300 worldwide active patents and pending patent applications to protect our research and development investments in new products and services. We have and will continue to protect our products and technology by asserting our intellectual property rights against third-party infringers. See Note 19. Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements for more information. We also have a significant trademark license with Honeywell in connection with our use of the Honeywell Home trademark as well as certain intellectual property licensed by Honeywell to us in connection with the Spin-Off. For a more detailed description of the various intellectual property rights and relationships that affect the Company’s business, see Item 1A. Risk Factors.

Other Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are available free of charge on our website (www.resideo.com) under the heading Investors (see SEC Filings) immediately after they are filed with, or furnished to, the SEC. All of the reports that we file or furnish with the SEC are also available on the SEC’s website (www.sec.gov). In addition, in this Form 10-K, we incorporate by reference certain information from parts of our Proxy Statement for the 2021 Annual Meeting of Stockholders, which will also be available free of charge on our website. Information contained on, or connected to, our website does not and will not constitute part of this Form 10-K.

We are a Delaware corporation incorporated on April 24, 2018. Our principal executive offices are located at 901 E. 6th Street, Austin, Texas 78702. Our telephone number is (512) 726-3500. Our website address is www.resideo.com.

We disclose public information to investors, the media and others interested in our Company through a variety of means, including our investor relations website (https://investor.resideo.com), press releases, SEC filings, blogs, public conference calls and presentations, webcasts and social media, in order to achieve broad, non-

RESIDEO TECHNOLOGIES, INC.

exclusionary distribution of information to the public. We use these channels to communicate with our stockholders and the public about our Company, our products, solutions and other issues. It is possible that the information we post on social media could be deemed to be material information. We encourage investors, the media and others interested in our Company to review the information we post on our website and the social media channels listed below. The list of social media channels we use may be updated from time to time on our investor relations website.

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

You should carefully consider all of the information in this Form 10-K and each of the risks described below, which we believe are the material risks that we face.

Any of these risks, could materially and adversely affect our business, financial condition, results of operations and cash flows and the actual outcome of matters as to which forward-looking statements are made in this Form 10-K.

The following risk factors are not necessarily presented in order of relative importance and should not be considered to represent a complete set of all potential risks that could affect us.

Risks Relating to Our Business

We operate in highly competitive markets.

We operate in highly competitive markets in both our Products & Solutions and ADI Global Distribution segments and compete directly with global, national, regional, and local providers of our products, services and solutions including manufacturers, distributors, service and software providers, retailers, and online commerce providers. The most significant competitive factors we face are product and service innovation, reputation of our Company and brands, sales and marketing programs, product performance, warranty, quality of product training and events, product availability, speed and accuracy of delivery, price, customer and technical support, and furnishing of customer credit, with the relative importance of these factors varying among our segments and their respective products and services.

In addition to current competitive factors, there have been, and in the future, there may be new market entrants with non-traditional business, new business and customer service models or disruptive technologies and products, resulting in increased competition and changing business dynamics. Examples of these include cable, telecommunications and large technology companies competing in the connected home and home security spaces, utilities expanding their role in the provision of home energy services, OEMs vertically integrating, and the expansion of direct-to-consumer, retail and e-tail distribution in competition with our ADI Global Distribution business. Existing or future competitors may seek to gain or retain market share by reducing prices, or shifting business models to a software based model, and we may be required to lower prices or may lose business, which could adversely affect our business, financial condition, results of operations and cash flows. Also, to the extent that we do not meet changing customer preferences or demands or other market changes, or if one or more of our competitors introduces new products or services, becomes more successful with private label products, online offerings or establishes exclusive supply relationships, our ability to attract and retain customers could be adversely affected.

To remain competitive, we will need to invest continually in product and services development, marketing, customer service and support, manufacturing and our distribution networks. We may not have sufficient resources to continue to make such investments and we may be unable to maintain our competitive position including due to the

RESIDEO TECHNOLOGIES, INC.

fact that our competitors and potential competitors may have greater brand recognition, resources, access to capital, including greater research and development or sales and marketing funds, more customers, lower costs and more advanced technology platforms, particularly with our products and services in connected services and in new geographic regions. It is possible that competitive pressures resulting from consolidation, including customers taking manufacturing or distribution in house, purchasing directly from a manufacturer instead of from ADI Global Distribution, moving to a competitor, partnering with third parties and consolidation amongst our customers, could affect our growth and profit margins. Existing or future competitors also may seek to compete with us for acquisitions, which could have the effect of increasing the price for, and reducing the number of, suitable acquisition targets. We may not be successful in effectively identifying all risks of an acquired business, integrating the acquired business, product or technology into our existing business and operations or realizing the benefits expected at acquisition. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues. Some of our competitors may also be able to deliver their service solutions more quickly to market than we can by capitalizing on technology developed in connection with their substantial existing service models. In addition, some of our competitors have significant bases of customer adoption in other services and in online content, which they could use as a competitive advantage in the growing connected home solutions services market or otherwise in our product or distribution businesses. The expansion by large technology companies into connected home solutions, could result in pricing pressure, a shift in customer preferences towards the services of these companies and a reduction in our market share.

Our Products & Solutions business' offerings are primarily sold through a network of professional contractors, distributors, OEMs, retailers and online merchants. Growth of the retail markets and greater e-tail distribution alternatives relative to the professional installation markets may negatively impact our sales and margins, which could negatively affect our cash flow and have an adverse effect on our business, financial condition and results of operations and cash flows.

With respect to our ADI Global Distribution business, if retail outlets, including online commerce or big box stores increase their participation in wholesale distribution markets, or if buying patterns for our products become more retail or e-commerce based through these outlets than they currently are, our ADI Global Distribution business may not be able to effectively compete, which could have an adverse effect on our business, financial condition, results of operations and cash flows.

Technology in our markets is changing rapidly and our future results and growth are largely dependent upon our ability to develop and successfully market new technologies and products and develop and protect the intellectual property related thereto as well as defend against the intellectual property threats of others.

Technology in our markets changes constantly, as new technologies and enhancements to existing technologies continue to be introduced both in our traditional and connected product markets. Our future results depend upon a number of factors, including our ability to (i) identify emerging technological trends, (ii) develop and maintain competitive products, in part by adding innovative features that differentiate our products from those of our competitors and prevent commoditization of our products, as well as through the use of intellectual property protections such as patents and trade secrets, (iii) grow our market share, (iv) develop, manufacture and bring compelling new products to market quickly and cost-effectively, (v) find and effectively partner with and continue to partner with home connected device platforms and (vi) attract, develop and retain individuals with the requisite technical expertise and understanding of customers’ needs to develop new technologies and introduce new products. Our inability to predict the growth of and respond in a timely way to customer preferences and other developments could have an adverse effect on our business, financial condition, results of operations and cash flows.

RESIDEO TECHNOLOGIES, INC.

We rely on a combination of patents, copyrights, trademarks, trade names, trade secrets and other proprietary rights, as well as contractual arrangements, including licenses, to establish, maintain and protect our intellectual property rights. Our intellectual property rights may not be sufficient to permit us to take advantage of some business opportunities. As a result, we may be required to change our plans or acquire necessary intellectual property rights, which could be costly. Furthermore, our ability to enforce our intellectual property rights in emerging markets may be limited by legal or practical considerations that have not historically affected our business in markets with more established intellectual property protection systems.

Our industry experiences significant intellectual property litigation and we could become involved in costly and lengthy litigation involving patents or other intellectual property rights which could adversely affect our business. We have received allegations of patent infringement from third parties, including non-practicing entity patent holders, as well as communications from customers requesting indemnification for allegations brought by third parties. These have resulted and may continue to result in litigation. These proceedings could subject us to significant liability, harm our ability to compete, and can divert our management’s time and attention. Often, we receive offers to license patents for our use. Such offers typically relate to various technologies including electronics, the “internet of things”, “connected homes”, power systems, controls, and software, as well as, the use of certain wireless networking methods, and the design of specific products. We believe that we will be able to access any necessary rights through licensing, cross-licensing, or other mutually beneficial arrangements, although to the extent we are required but unable to enter into such arrangements on acceptable economic terms, it could adversely impact us, requiring us to take specific actions including ceasing using, selling or manufacturing certain products, services or processes or incurring significant costs and time delays to develop alternative technologies or re-design products.

Our operations depend upon third-party technologies, software, and intellectual property. Failure to renew contracts with existing providers or licensors of technology, software, intellectual property or connectivity solutions, or to contract with other providers or licensors on commercially acceptable terms or at all, as well as any failure by such third-party provider to provide such technology solutions may adversely impact our business, financial condition, results of operations and cash flows. We could also be subjected to claims of infringement regardless of our lack of involvement in the development of the licensed technology. Although a third-party licensor is typically obligated to indemnify us if the licensed technology infringes on another party’s intellectual property rights, such indemnification is typically limited in amount and may be worthless if the licensor becomes insolvent.

Market and economic conditions may adversely affect the economic conditions of our customers, demand for our products and services and our results of operations.

As a global provider of Comfort, RTS and Security products, services and technologies for the home, as well as a worldwide wholesale distributor of low-voltage electronics products, as well as smart home, fire, power, audio and ProAV, networking, communications, wire and cable, enterprise connectivity, and structured wiring products, our business is affected by the performance of the global new and repair and remodel construction industry. Our markets are sensitive to changes in the regions in which we operate and are also influenced by cyclical factors such as interest rates, inflation, availability of financing, consumer spending habits and confidence, housing market changes, employment rates and other macroeconomic factors over which we have no control, and which could adversely affect our business, financial condition, results of operations and cash flows. Our sales are also affected by fluctuations in demand for Internet-connected devices. If the market for connected home solutions grows more slowly than anticipated, we may not be able to increase our revenue and earnings.

We may not be able to retain or expand relationships with certain significant customers.

A number of our customers contribute significantly to our net revenue and operating income. Consolidation or change of control, particularly among our OEM customers (and in certain instances, their authorized dealers), or a decision by any one or more of our customers to outsource all or most manufacturing work to a single equipment manufacturer, or partner with third parties may continue to concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on a smaller number of customers. We generally have to qualify, and are required to maintain our status, as a supplier for each of our OEM customers. A significant failure or inability to comply with customer specifications and manufacturing requirements or delays or other problems with existing or new products or inability to meet price requirements could result in financial penalties, cancelled orders, increased costs, loss of sales, market share shift, loss of customers or potential breaches of customer contracts, which have had and could in the future have an adverse effect on our profitability and results of

RESIDEO TECHNOLOGIES, INC.

operations. By virtue of certain customers’ size and the significant portion of revenue that we derive from them, they are able to exert significant influence in the negotiation of our commercial agreements and the conduct of our business with them. If we are unable to retain and expand our business with these customers on favorable terms, our business, financial condition, results of operations and cash flows will be adversely affected.

We rely on certain suppliers of products, materials and components and are otherwise subject to raw material price and supply variability with our suppliers which may impact our ability to meet commitments to customers and cause us to incur significant liabilities.

Both of our business segments depend on third parties for the supply of certain materials and components for products we manufacture and those manufactured on our behalf, or sold through our ADI Global Distribution business, some of which are supplied by single or limited source suppliers/manufacturers. Our business, results of operations, financial condition and cash flows could be adversely affected by disruptions in supply from our third-party suppliers and manufacturers, whether due to work stoppages, component failures, natural disasters, pandemics, economic, political, financial or labor concerns, weather conditions affecting products or shipments or transportation disruptions or other reasons, or if suppliers lack sufficient quality control or if there are significant changes in their financial or business condition or otherwise. For example, there is currently a global semiconductor supply shortage. While our supply chain team has been diligently working to help ensure surety of supple, if our third-party suppliers and manufacturers fail to deliver materials, products, parts and components on time and at reasonable prices, we could have difficulties fulfilling our orders or stocking our distribution centers on similar terms or at all, sales and profits could decline, and our commercial reputation could be damaged. Our ability to manage inventory and meet delivery requirements may be constrained by our suppliers’ inability to scale production and adjust delivery of long-lead-time products during times of volatile demand. Our inability to fill our supply needs would jeopardize our ability to fulfill obligations which could, in turn, result in reduced sales and profits, contract penalties or terminations, and damage to customer relationships. In particular, terminations of supply or services agreements or a change in terms or conditions of sale from one or more of our key manufacturers could negatively affect our ADI Global Distribution’s operating margins, net revenue or the level of capital required to fund operations.

Manufacturers who currently distribute their products through our ADI Global Distribution business may decide to shift to or substantially increase their existing distribution with other distributors, their own dealer networks, or directly to resellers or end-users. This could result in more intense competition as distributors strive to secure distribution rights with these manufacturers, which could have an adverse impact on our ADI Global Distribution business, financial condition, results of operations and cash flows. In addition, our ADI Global Distribution business may not be able to acquire from manufacturers certain product lines that we are interested in adding to our distribution business, and if even we are able to add products, they may not result in sales as expected and may not be profitable to the overall business.

Failure to achieve and maintain a high level of product and service quality could damage our reputation with customers and negatively impact our results.

Product and service quality issues could result in a negative impact on customer confidence in our Company, our products and our brand image. If our offerings do not meet applicable safety standards or our customers’ expectations regarding safety or quality, or if our products are improperly designed, manufactured, packaged, or labeled, or are otherwise alleged to cause harm or injury, we may need to recall those items, experience increased warranty costs or lost sales and increased costs and be exposed to legal, financial and reputational risks including litigation and government enforcement action, as well as product liability claims. Such actions may damage our relationship with our customers which may result in a loss of market share; additionally, the financial expenses related to such events may not be covered by our insurance or may be subject to deductibles. We may not be able to obtain indemnity or reimbursement from our suppliers or other third parties for the warranty costs or liabilities associated with our products and there can be no assurance that we will have adequate reserves to cover any recalls, repair and replacement costs. A significant product recall, warranty claim, or product liability case, especially with respect to our security and life safety-related products or services, could also result in adverse publicity, damage to our reputation, and a loss of consumer confidence in our products and services. We have in the past experienced, and may in the future experience, product recalls and litigation related to our products or services, none of which have been material to date.

RESIDEO TECHNOLOGIES, INC.

Our business, results of operations, financial condition, cash flows and stock price may be materially adversely impacted by pandemics, epidemics or other public health emergencies, such as the coronavirus (COVID-19) outbreak.

Our business, results of operations, financial condition, cash flows, and stock price may be adversely affected by pandemics, epidemics or other public health emergencies, such as the COVID-19 (including newly discovered variants) virus pandemic as described in this Annual Report, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. This outbreak has negatively impacted and could continue to negatively impact the global economy. While we continue to comply with all applicable health and sanitation and legal requirements, we cannot ensure uninterrupted operations in geographical areas impacted by COVID-19. Deterioration in economic conditions could reduce our sales and profitability. Any financial distress of our customers due to deterioration in economic conditions or lack of continued governmental funding and support of our customers could result in reduced sales and decreased collectability of accounts receivable which could negatively impact our results of operations. The COVID-19 outbreak has had, and could continue to have, an impact on our ability to obtain certain of the raw materials, parts and components we need to manufacture our products as our suppliers face disruptions in their businesses, and disruptions to other aspects of our business. We depend greatly on our suppliers for items that are essential to the manufacturing of our products. If our suppliers fail to meet our manufacturing needs, it could delay our production and our product shipments to customers and negatively affect our operations. While we believe that we are considered as an essential product and service provider pursuant to laws, rules and regulations in the majority of regions in which we operate, which has generally provided us with the ability to continue to operate during the COVID-19 pandemic, we may be subject to changing laws, rules and regulations, and limitations on the scope of essential businesses, which may impact our ability to operate in such regions. In addition, we have in the past and may continue in the future during the pendency of the corona virus pandemic, be subject to government inspections of our manufacturing facilities to confirm compliance with government regulations related to employee health and safety at our sites.

To the extent the COVID-19 outbreak adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

We rely on a dependable IT infrastructure and network operations that have adequate cyber-security functionality to produce and sell our products and solutions and manage our business.

The efficient operation of our business requires substantial investment in technology infrastructure systems, including enterprise resource planning (“ERP”) systems, information systems, supply chain management systems, digital commerce systems and connected solutions platforms and network operations and systems. The failure to acquire, implement, maintain and upgrade as required, these systems may impact our ability to respond effectively to changing customer expectations, manage our business, scale our solutions effectively or impact our customer service levels, which may put us at a competitive disadvantage and negatively impact our business, results of operations, financial condition and cash flows. Repeated or prolonged interruptions of service, due to problems with our systems or third- party technologies, whether or not in our control, could have a significant negative impact on our reputation and our ability to sell products and services. Our business, results of operations, financial condition and cash flows may be adversely affected if our information systems fail or do not allow us to transmit accurate information. Failure to properly or adequately address these issues, including the failure to fund upgrades and improvements to our systems, could impact our ability to perform necessary business operations, which could adversely affect our reputation, competitive position, business, results of operations, financial condition and cash flows. Our ability to keep our business operating is highly dependent on the proper and efficient operation of our network operations centers and data backup systems. In addition, many of our employees are and have been engaged in remote work from their homes during COVID-19; this further exposes our information technology systems to potential cyber interference and disruption of work activities based on availability of Wi-Fi in the regions in which our employees reside.

RESIDEO TECHNOLOGIES, INC.

Our information technology (“IT”) and engineering systems may involve sensitive information, including personal data, trade secrets, and other proprietary information. In addition, our connected products potentially expose our business and customers to cybersecurity threats. As a result, we are subject to systems interruption and service and product failures, not only resulting from the failures of our products or services but also from the failures of third-party service providers, natural disasters, power shortages or terrorist attacks, and cyber or other security threats. There is no assurance that the comprehensive security measures we have put in place to protect our information systems and products against unauthorized access and disclosure of personal information or confidential or trade secret information will be effective in every case.

We have experienced, and expect to continue to experience, cybersecurity threats and incidents, none of which, to our knowledge, have been material to date. The potential consequences of a material cyber or other security incident include financial loss, reputational and brand impact, negative media coverage, loss of customers, litigation with third parties, including class-action litigation, regulatory investigations or actions, theft of intellectual property, fines, diminution in the value of our investment in research, development and engineering, regulatory reporting for data breaches, and increased cyber and other security protection and remediation costs due to the increasing sophistication and proliferation of threats, which in turn could adversely affect our competitiveness, business, financial condition, results of operations and cash flows. In addition, damages, fines and claims arising from such incidents may not be covered by, or may exceed the amount of any insurance available or may not be insurable.

We are subject to the economic, political, health, epidemic, regulatory, foreign exchange and other risks of international operations.

Our international revenues represented approximately 30% of our net revenue for the year ended December 31, 2020. Our international geographic footprint subjects us to many risks including: exchange control regulations; wage and price controls; antitrust/competition and environmental regulations; employment regulations; foreign investment laws; monetary and fiscal policies and protectionist measures that may prohibit acquisitions or joint ventures, establish local content requirements, or impact trade volumes; import, export and other trade restrictions (such as embargoes); violations by our employees of anti-corruption laws (despite our efforts to mitigate these risks); changes in regulations regarding transactions with state-owned enterprises; nationalization of private enterprises; natural and man-made disasters, hazards and losses; backlash from foreign labor organizations related to our restructuring actions; violence, civil and labor unrest; acts of terrorism; health epidemics; and our ability to hire and maintain qualified staff and maintain the safety of our employees in these regions. Additionally, certain of the markets in which we operate have adopted increasingly strict data privacy and data protection requirements or may require local storage and processing of data or similar requirements

Instabilities and uncertainties arising from the global geopolitical environment can negatively impact our business. The implementation of more restrictive trade policies or the renegotiation of existing trade agreements in the U.S. or other countries where we sell or manufacture large quantities of products and services or procure supplies and other materials incorporated into our products could negatively impact our business results of operations, cash flows and financial condition. For example, a government’s adoption of “buy national” policies or retaliation by another government against such policies, such as tariffs or quotas, could have a negative impact on our results of operations.

Tariffs, sanctions and other barriers to trade could adversely affect the business of our customers and suppliers, which could in turn negatively impact our net revenue and results of operations. Instabilities and uncertainties arising from the global geopolitical environment, along with the cost of compliance with increasingly complex regulations worldwide, can impair our flexibility in modifying product, marketing, pricing or other strategies for growing our businesses, as well as our ability to improve productivity and maintain acceptable operating margins.

As a result of our global presence, a portion of our net revenue are denominated in currencies other than the U.S. Dollar, whereas a significant amount of our payment obligations, including pursuant to the Reimbursement Agreement and Tax Matters Agreement are denominated in U.S. Dollars, which exposes us to foreign exchange risk. We monitor and may seek to reduce such risk through hedging activities; however, foreign exchange hedging activities bear a financial cost and may not always be available to us or be successful in eliminating such volatility.

RESIDEO TECHNOLOGIES, INC.

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

Failure to increase productivity through sustainable operational improvements, as well as an inability to successfully execute transformation programs or to effectively manage our workforce, may reduce our profitability or adversely impact our businesses.

Our profitability and margin growth are dependent upon our ability to drive sustainable improvements. In addition, we seek productivity and cost savings benefits through transformation and other programs, such as consolidation and outsourcing of manufacturing operations or facilities, transitions to cost-competitive regions, workforce reductions, product line rationalizations and other cost-saving initiatives. Risks associated with these actions include delays in execution of the planned initiatives, additional unexpected costs, asset impairments, realization of fewer than estimated productivity improvements, and adverse effects on employee morale leading to reduced production and unanticipated departures. We may not realize the full operational or financial benefits we expect and the recognition of these benefits may be delayed and these actions may potentially disrupt our operations. In addition, organizational changes, attrition, labor relations difficulties, or workforce stoppage could have an adverse effect on our business, reputation, financial condition, results of operations, and cash flows.

Regulations and societal actions to respond to global climate change could negatively affect our business.

Responses to climate change may cause a shift away from fossil fuels to alternative power sources such as electricity or alternative fuels such as natural gas/hydrogen mixtures. Many of our thermal solutions are designed for application with oil and gas systems. A shift away from fossil fuels could affect our OEM customers’ business and result in a loss of business for them and for us. If we fail to adapt our solutions to alternative power sources, it could have an adverse effect on our business, financial condition, results of operations, and cash flows. Similarly, regulations to drive higher fuel efficiency and requirements to support varying fuel mix could shift business away from us if we fail to adapt our solutions to address these needs in a timely manner.

We are subject to risks associated with the Reimbursement Agreement, pursuant to which we are required to make substantial cash payments to Honeywell, measured in substantial part by reference to estimates by Honeywell of certain of its liabilities.

In connection with the Spin-Off, we entered into the Reimbursement Agreement, described in Note 19. Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements. In each calendar quarter, our ability to pay dividends and repurchase capital stock, or take other material corporate actions, in such calendar quarter will be restricted until any amounts payable under the Reimbursement Agreement in such quarter are paid to Honeywell and we will be required to use available restricted payment capacity under our debt agreements to make payments in respect of any such amounts. Payment of deferred amounts and certain other amounts could cause the amount we are required to pay under the Reimbursement Agreement in respect of liabilities arising in any given calendar year to exceed $140 million. All amounts payable under the Reimbursement Agreement are guaranteed by certain of our subsidiaries that act as guarantors under our principal credit agreement, subject to certain exceptions. Under the Reimbursement Agreement, we are subject to certain of the affirmative and negative covenants that are substantially similar to those presently included in our principal credit agreement. Further, pursuant to the Reimbursement Agreement, our ability to (i) amend or enter into waivers under our principal credit agreement or our indenture, (ii) enter into another credit agreement or our indenture or make amendments or waivers thereto, or (iii) enter into or amend or waive any provisions under other agreements, in each case, in a manner that would adversely affect the rights of Honeywell under the Reimbursement Agreement, may be subject to Honeywell’s prior written consent. The covenants contained in the Reimbursement Agreement and/or the consent right described in the preceding sentence may significantly limit our ability to engage in many types of significant transactions on favorable terms (or at all), including, but not limited to, equity and debt financings, liability management transactions, refinancing transactions, mergers, acquisitions, joint ventures, and other strategic

RESIDEO TECHNOLOGIES, INC.

transactions. The Reimbursement Agreement may have material adverse effects on our liquidity and cash flows and on our results of operations, regardless of whether we experience a decline in net revenue. The Reimbursement Agreement may also require us to accrue significant long-term liabilities on our consolidated balance sheet, the amounts of which will be dependent on factors outside our control, including Honeywell’s responsibility to manage and determine the outcomes of claims underlying the liabilities. This may have a significant negative impact on the calculation of key financial ratios and other metrics that are important to investors, rating agencies and securities analysts in evaluating our creditworthiness, and the value of our securities. Although we will have access to information regarding these liabilities as we may reasonably request for certain purposes, as well as the ability to participate in periodic standing meetings with Honeywell’s remediation management team responsible for management of the underlying claims, the payment obligations under the Reimbursement Agreement relate to legal proceedings, costs and remediation efforts that we will not control, and we accordingly do not expect to be able to make definitive decisions regarding settlements or other outcomes that could influence our potential related exposure.

If our goodwill, other intangible assets and long-lived assets become impaired, we may be required to record a significant charge to earnings.

We test, at least annually, the carrying value of goodwill for impairment, as discussed in Note 2. Summary of Significant Accounting Policies of Notes to the Consolidated and Combined Financial Statements included in this Annual Report. We review other intangible assets and long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. If the assumptions used in our analysis are not realized or if there was an adverse change in facts and circumstances, it is possible that an impairment charge may need to be recorded in the future. If the fair value of the Company’s reporting units falls below its carrying amount because of reduced operating performance, market declines, changes in the discount rate, or other conditions, charges for impairment may be necessary. Any such charges may have a material negative impact on our results of operations. There were no impairment charges taken during the years ended December 31, 2020, 2019 and 2018.

Risks Relating to Legal and Regulatory Matters

Failure to comply with the broad range of standards, laws and regulations in the jurisdictions in which we operate may result in exposure to substantial disruptions, costs and liabilities.

The laws and regulations impacting us impose complex, stringent and costly compliance activities, including but not limited to environmental, health, and safety protection standards and permitting, labeling and other requirements regarding, among other things, electronic and wireless communications, air emissions, wastewater discharges, the use, handling, and disposal of hazardous or toxic materials, remediation of environmental contamination, data privacy, consumer protection and working conditions for and compensation of our employees. We may also be affected by future standards, laws or regulations, including those imposed in response to energy, climate change, product functionality, geopolitical, corporate social responsibility, privacy or similar concerns. We expect that the growth of our business may depend on our development of new technologies in response to legislation and regulation related to efficiency standards, safety, privacy and security, and environmental concerns. These standards, laws, or regulations may further impact our costs of operation, the sourcing of raw materials, and the manufacture and distribution of our products and place restrictions and other requirements or impediments on the products and solutions we can sell in certain geographical locations. The net revenue and margins of our business are directly impacted by government regulations, including safety, performance and product certification regulations, particularly those driven by customer demands and national approvals, as well as changes in trade agreements, tariffs, and environmental and energy efficiency standards. We may develop unexpected legal contingencies or matters that exceed, or are excluded from, insurance coverage. We are subject to and in the future may be subject to various claims, including legal claims arising in the normal course of business. Such claims may include without limitation employment claims, product recall, personal injury, network security, data privacy, or property damage claims resulting from the use of our products, services, or solutions, as well as exposure to hazardous materials, contract disputes, or intellectual property disputes. The actual costs of resolving legal claims may be substantially higher or lower than the level of insurance coverage we hold and/or the amounts accrued for

RESIDEO TECHNOLOGIES, INC.

such claims or may be excluded from coverage. In the event of unexpected future developments, it is possible that the ultimate resolutions of such matters could be unfavorable.

Various laws and regulations apply to the collection, processing, transfer, disposal, disclosure and security of personal data. The interpretation and application of many privacy and data protection laws and regulations around the world may be interpreted in a manner that is inconsistent with our existing data management practices or the features of our products and services. Any such new laws or regulations, any changes to existing laws and regulations and any such interpretation may affect demand for our products and services, impact our ability to effectively transfer data across borders in support of our business operations, or increase the cost of providing our products and services. Additionally, any actual or perceived breach of such laws or regulations may subject us to claims and may lead to administrative, civil or criminal liability, as well as reputational harm. We could also be required to fundamentally change our business activities and practices, or modify our products and services, which could have an adverse effect on our business, financial condition, results of operations, and cash flows. Privacy-related claims or lawsuits initiated by governmental bodies, customers or other third parties, whether meritorious or not, could be time consuming, result in costly regulatory proceedings, litigation, penalties and fines, or require us to change our business practices, sometimes in expensive ways, or other potential liabilities. Unfavorable publicity regarding our privacy practices could injure our reputation, harm our ability to keep existing customers or attract new customers or otherwise adversely affect our business, assets, revenue, brands, and reputation.

Changes in laws, regulations or government enforcement of policies concerning the environment, the discovery of previously unknown contamination or new technology or information related to individual contaminated sites owned or operated by Resideo, the establishment of stricter state or federal toxicity standards with respect to certain contaminants, or the imposition of new clean-up requirements or remedial techniques, could require us to incur additional currently unanticipated costs in the future that would have a negative effect on our business, financial condition, results of operations, and cash flows.

We are currently subject to laws and regulations regarding labor and employment matters, including consultation requirements, and may be subject in the future to government investigations and/or employment claims, allegations and/or work stoppages that may have a negative effect on our business operations and/or financial results.

We cannot predict with certainty the outcome of litigation matters, government proceedings, and other contingencies and uncertainties.

In the ordinary course of business, we may make certain commitments, including representations, warranties and indemnities relating to current and past operations, and issue guarantees of third-party obligations. We are also subject to various lawsuits, investigations and disputes arising out of the conduct of our business, including matters relating to public disclosure and reporting, commercial transactions, government contracts, product liability, prior acquisitions and divestitures, labor and employment matters, employee benefit plans, intellectual property, and environmental, health and safety matters.

We are unable to predict how long such proceedings, in particular, the class action and derivative lawsuits described in Note 19. Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements, will continue, but we anticipate that we may incur significant costs in connection with some or all of these matters and that these proceedings and any related matters may result in a substantial distraction of management’s time. In addition, we are currently subject to investigations and inquiries by governmental agencies (including the SEC) relating to these matters, which may result in fine or penalties which may not be covered by insurance. We may face future governmental inquiries and investigations on these and other issues.

Our potential liabilities are subject to change over time due to new developments, changes in settlement strategy or the impact of evidentiary requirements, and we may become subject to or be required to pay damage awards or settlements that could have an adverse effect on our business, financial condition, results of operations and cash flows. If we were required to make payments, such payments could be significant and could exceed the amounts we have accrued with respect thereto, adversely affecting our business, financial condition, results of operations, and cash flows. While we maintain or may otherwise have access to insurance for certain risks, certain risks may be excluded and the amount of our insurance coverage may not be adequate to cover the total amount of all insured claims, legal fees, costs and liabilities and we may have to satisfy high insurance retentions. The

RESIDEO TECHNOLOGIES, INC.

incurrence of significant liabilities for which there is no or insufficient insurance coverage (or where there is available insurance but high retention levels) could adversely affect our liquidity and financial condition, results of operations and cash flows.

As described in Note 19. Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements, we are subject to potentially material liabilities related to the investigation and cleanup of environmental hazards and to claims of personal injuries or property damages that may arise from hazardous substance releases and exposures. These liabilities arise out of our current and past operations and the operations and properties of predecessor companies (including off site waste disposal). We are also subject to potentially material liabilities related to the compliance of sites owned or operated by Resideo with the requirements of various federal, state, local, and foreign governments that regulate the discharge of materials into the environment and the generation, handling, storage, treatment, and disposal of and exposure to hazardous substances. If we are found to be in violation of these laws and regulations, we may be subject to substantial fines, criminal sanctions, trade restrictions, product recalls, public exposure and be required to install costly equipment or make operational changes to achieve compliance with such laws and regulations.

Risks related to the Spin-Off and our relationships with Honeywell

The Spin-Off was generally intended to be a tax-free transaction for our shareholders, but any failure to comply with the relevant tax requirements could result in certain of our shareholders incurring substantial tax liabilities. In addition, we may have material payment obligations to Honeywell under the Tax Matters Agreement, including upon the resolution of pending or future disputes with Honeywell regarding the appropriate allocation of tax liabilities incurred in connection with the Spin-Off.

Completion of the Spin-Off was conditioned on Honeywell’s receipt of separate written opinions from Cleary Gottlieb Steen & Hamilton and KPMG to the effect that the Spin-Off should qualify for non-recognition of gain and loss under Section 355 and related provisions of the Internal Revenue Code of 1986, as amended (the “Code”). The opinions assume that the Spin-Off was completed according to the terms of the Separation and Distribution Agreement.

If the distribution made in connection with the Spin-Off were determined not to qualify for non-recognition of gain or loss under Section 355 and related provisions of the Code, then a U.S. Holder who received our common stock in the Spin-Off generally would be treated as receiving a distribution in an amount equal to the fair market value of our common stock received. In connection with the Spin-Off, we entered into the Tax Matters Agreement with Honeywell described in Note 19. Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements. We presently have, and in the future may have, disputes with Honeywell regarding the allocation of tax related liabilities between us and Honeywell under the Tax Matters Agreement. While we maintain reserves for potential liabilities arising under the Tax Matters Agreement, to the extent we are obligated to indemnify Honeywell for tax related liabilities in respect of matters that are not reserved or in excess of reserved amounts, including upon resolution of any dispute with Honeywell, such payments could have a material adverse effect on our business, financial condition and cash flows.

We have certain business conflicts of interest with Honeywell with respect to our past and ongoing relationships. In addition, the agreements that we entered into with Honeywell in connection with the Spin-Off impose significant restrictions on us and our subsidiaries and limit our ability to engage in actions that may be in our long-term best interests, and we may from time to time have disputes with Honeywell under such agreements that could have a material impact on our business and operations.

Conflicts of interest may or have arisen with Honeywell in a number of areas relating to our past and ongoing relationships, including:

•	labor, tax, employee benefit, indemnification and other matters arising from our separation from Honeywell;
•	intellectual property matters;
•	employee recruiting and retention;
•	interpretations of contractual arrangements; and

RESIDEO TECHNOLOGIES, INC.

•	business combinations involving our Company.

We may not be able to resolve any potential conflicts, and, even if we do so, the resolution may be less favorable to us than if we were dealing with a party other than our former parent company.

The agreements that we entered into with Honeywell in connection with the Spin-Off may impose significant restrictions on us and our subsidiaries and limit our ability to engage in actions that may be in our long-term best interests. As described in more detail in Note 19. Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements, the Reimbursement Agreement imposes material restrictions on our business and operations, including limitations or impediments on our ability to separate or otherwise divest businesses and modify or waive the terms of certain agreements in a manner that would adversely affect the rights of Honeywell under the Reimbursement Agreement. In addition, the Trademark Agreement is terminable by Honeywell under certain circumstances, including if we fail to comply with all material obligations, including the payment obligations, set forth in the Reimbursement Agreement. The Trademark Agreement also automatically terminates upon the occurrence of a change of control of Resideo that is not approved by Honeywell, and automatically terminates as to any subsidiary of Resideo upon it ceasing to be a wholly-owned subsidiary of Resideo. Any termination of the Trademark Agreement could have a material adverse effect on our business, financial condition, cash flows, and reputation. In addition, the provisions of the Trademark Agreement in respect of a change of control of Resideo or the sale of any interests in any subsidiary of Resideo may impact our ability to enter into transactions that are otherwise in the best interests of our stockholders.

We and Honeywell also have had and may in the future have disputes under the agreements and related exhibits entered into in connection with the Spin-Off. In addition, because of their former positions with Honeywell, certain of our executive officers and directors, including the chairman of the Board, own equity interests in Honeywell. Continuing ownership of Honeywell shares and equity awards could appear to create, potential conflicts of interest if our Company and Honeywell face decisions that could have implications for both our Company and Honeywell.

The terms of our debt documents may impose restrictions on our business and our operations require substantial capital and we may not be able to obtain additional capital that we need in the future on favorable terms or at all.

The terms of our varied indebtedness include a number of restrictive covenants that impose significant operating and financial restrictions on us and limit our ability to engage in actions that may be in our long-term best interests, including actions such as incurring additional indebtedness, paying dividends, making investments or acquisitions, selling or transferring certain assets and other corporate actions. If market changes, economic downturns, or other negative events occur, our ability to comply with these covenants may be impaired and waivers from our lenders may not be provided. A breach of any of these covenants could result in an event of default under the terms of our indebtedness giving lenders the right to accelerate the repayment of such debt, which could adversely affect our business, financial condition, results of operations, and cash flows. Additionally, we might not have, or be able to obtain, sufficient funds to make these accelerated payments, and lenders could then proceed against any collateral. Any subsequent replacement of the agreements governing such indebtedness, or any new indebtedness could have similar or greater restrictions. As a result of these restrictions, we may be limited in how we conduct our business and pursue our strategy, unable to raise additional debt financing to operate during general economic or business downturns or unable to compete effectively or to take advantage of new business opportunities.

Notwithstanding that we recently completed a follow-on equity offering and a refinance of certain of our debt obligations, we may require additional capital in the future to finance our growth and development, upgrade and improve our manufacturing capabilities, implement further marketing and sales activities, fund ongoing research and development activities, satisfy regulatory and environmental compliance obligations and national approvals requirements, satisfy obligations under the Reimbursement Agreement, fund acquisitions and meet general working capital needs. If our access to capital were to become constrained significantly, or if costs of capital increased significantly, due to lowered credit ratings, increased interest rates, prevailing business conditions, financial leverage, the volatility of the capital markets, decreased investor interest or other factors, our business, financial condition, results of operations and cash flows could be adversely affected and our ability to fund future development and acquisition activities could be impacted.

RESIDEO TECHNOLOGIES, INC.

We believe that we have adequate capital resources to meet our projected operating needs, capital expenditures and other cash requirements, including payments to Honeywell under the Reimbursement Agreement. However, we may need additional capital resources in the future and if we are unable to obtain sufficient resources for our operating needs, capital expenditures and other cash requirements for any reason, our business, financial condition and results of operations could be adversely affected.

Risks Relating to Our Common Stock and the Securities Market

Our stock price has been volatile; stockholder’s percentage ownership in our Company may be diluted in the future.

Our stock price may be volatile. The market price of our common stock has been volatile in the past and may be volatile in the future. The market price of our common stock may be significantly affected by the following factors: actual or anticipated fluctuations in our operating results; changes in financial estimates by securities analysts or our failure to perform in line with such estimates; announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments; the loss of, or decrease in sales to, one or more key customers; and departures of key personnel.

A stockholder’s percentage ownership in our Company may be diluted in the future because of common stock-based equity awards that we have granted and expect to grant in the future in accordance with our 2018 Stock Incentive Plan for the benefit of certain employees and other service providers, as well as our equity plan for our non-employee directors. In addition, we may issue additional equity as necessary to finance our ongoing operations.

In addition, our Amended and Restated Certificate of Incorporation (our “Certificate”) authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock, which may have preferences over our common stock with respect to dividends and distributions, as our Board may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. Similarly, the repurchase or redemption rights or liquidation preferences that we could assign to holders of preferred stock could affect the residual value of our common stock. In addition, we may pursue acquisition opportunities for which the consideration thereof may consist partially or entirely of newly issued shares of our common stock and such transactions would dilute the voting power and/or reduce the value of our common stock.

Certain provisions in our governing documents may discourage takeovers.

Several provisions of our Charter Documents and Delaware law may discourage, delay or prevent a merger or acquisition. These include, among others, our staggered board that remains in effect until our 2022 annual meeting of stockholders; our stockholders are not permitted to act by written consent; we have established advance notice requirements for stockholder nominations and proposals; we limit the persons who may call special meetings of stockholders and we have limitations on our ability to enter into business combinations transactions.

These and other provisions of our Charter Documents and Delaware law may discourage, delay or prevent certain types of transactions involving an actual or a threatened acquisition or change in control of our Company, including unsolicited takeover attempts, even though the transaction may offer our stockholders the opportunity to sell their shares of our common stock at a price above the prevailing market price.

We may be required to make significant cash contributions to our defined benefit pension plans.

We sponsor defined benefit pension plans under which certain eligible Company employees will earn pension benefits. We have plans in several countries including the U.S., the terms of which require that such qualified defined benefit pension plans maintain certain capitalization levels. Changes in discount rates and actual asset returns different than our anticipated asset returns can result in significant non-cash actuarial gains or losses. With regard to cash pension contributions, funding requirements for our pension plans are largely dependent upon interest rates, actual investment returns on pension assets and the impact of legislative or regulatory changes related to pension funding obligations. Our pension plan contributions may be material and could adversely impact our

RESIDEO TECHNOLOGIES, INC.

financial condition, cash flow, and results of operations. We may need to make pension plan contributions in future periods sufficient to satisfy funding requirements.

General Risk Factors

We depend on the recruitment and retention of qualified personnel, and our failure to attract and retain such personnel could adversely affect our business, financial condition, results of operations, and cash flows.

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

Our future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in tax laws, including any changes that may be enacted by the Biden administration to laws or regulations (such as changes to US tax reform regulations enacted during the Trump administration), regulations and judicial rulings (or changes in the interpretation thereof), changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, changes in the amount of earnings permanently reinvested offshore, the results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures, and various other governmental enforcement initiatives. Our tax expense includes estimates of tax reserves and reflects other estimates and assumptions, including assessments of our future earnings which could impact the valuation of our deferred tax assets. Changes in tax laws or regulations, including multi-jurisdictional changes enacted in response to the guidelines provided by the Organization for Economic Co-operation and Development to address base erosion and profit shifting will increase tax uncertainty and may adversely impact our provision for income taxes.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired and investors’ views of us could be harmed.

The Sarbanes-Oxley Act requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of shares of common stock could decline and we could be subject to sanctions or investigations by SEC or other regulatory authorities, which would require additional financial and management resources.

Even if we were to conclude, and our auditors were to concur, that our internal controls over financial reporting provided reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, because of its inherent limitations, internal control over financial reporting might not prevent or detect fraud or misstatements. This, in turn, could have an adverse impact on trading prices for our shares of common stock, and could adversely affect our ability to access the capital markets.

Item 1B.	Unresolved Staff Comments

None.

RESIDEO TECHNOLOGIES, INC.

Item 2.	Properties

Our corporate headquarters is located in Austin, Texas.

The Products & Solutions segment owns or leases 16 manufacturing sites. ADI Global Distribution owns or leases 195 stocking locations. There are also 5 warehouses shared by both segments and 55 other sites owned or leased, including offices shared by both segments and engineering and lab sites used by the Products & Solutions segment. The following table shows the regional distribution of these sites:

	Americas	Asia Pacific	EMEA	India
Sites	145	6	104	16

We also sublease 1 lab site and 6 other sites that include office and engineering space from Honeywell. 29 warehouses are operated by third parties. In addition, Honeywell leases or subleases 3 manufacturing sites and 6 other sites, with office and warehouse space, from us.

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

For further information on our legal proceedings see Note 19. Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements.

Item 4.	Mine Safety Disclosures

Not applicable.

RESIDEO TECHNOLOGIES, INC.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “REZI”. On February 19, 2021, there were 37,987 holders of record of our common stock and the closing price of our common stock on the New York Stock Exchange was $27.89 per share. As of February 19, 2021, 143,139,475 shares of our Common Stock and 0 shares of our preferred stock were outstanding.

As described in Item 1. Business of this Form 10-K, on October 29, 2018, Honeywell completed the separation of Resideo Technologies, Inc. Following the Spin-Off, our authorized capital stock consisted of 700,000,000 shares of common stock, par value $0.001 per share, and 100,000,000 shares of preferred stock, par value $0.001 per share. The Spin-Off is further described in Note 1. Organization, Operations and Basis of Presentation of Notes to the Consolidated and Combined Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Form 10-K.

Dividends

We have never declared or paid any cash dividends on our common stock and we currently do not intend to pay cash dividends. We currently expect to retain any future earnings to fund the operation and expansion of our business and pay back debt obligations. The Board’s decision regarding any future payment of dividends will depend on the consideration of many factors, including our financial condition, earnings, sufficiency of distributable reserves, opportunities to retain future earnings for use in the operation of our business and to fund future growth, capital requirements, debt service obligations, obligations under the Reimbursement Agreement, legal requirements, regulatory constraints, and other factors that the Board deems relevant. Additionally, the terms of the indebtedness we incurred in connection with the Spin-Off, obligations under the Reimbursement Agreement and other amounts owed to Honeywell under the Tax Matters, Trademark License and Patent Cross-License Agreements, will limit our ability to pay cash dividends.

Stock Performance

Information relating to cumulative total returns of our common stock will be included in our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2020 in connection with our 2021 Annual Meeting of Stockholders, or the 2021 Proxy Statement, and is incorporated by reference.

RESIDEO TECHNOLOGIES, INC.

Item 6.	Selected Financial Data

Selected Historical Consolidated and Combined Financial Data

The following tables present certain selected historical consolidated and combined financial information as of and for each of the years in the five-year period ended December 31, 2020. For periods prior to October 29, 2018, the Company’s historical financial statements were prepared on a stand-alone combined basis and were derived from the consolidated financial statements and accounting records of Honeywell. Accordingly, for periods prior to October 29, 2018, these financial statements are presented on a combined basis and for periods subsequent to October 29, 2018 are presented on a consolidated basis (collectively, the historical financial data for all periods presented are referred to as “Consolidated and Combined Financial Data”).

The selected historical Consolidated and Combined Financial Data presented below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our historical Consolidated and Combined Financial Statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. In addition, for periods prior to our Spin-Off, our historical consolidated and combined financial information does not reflect changes that we have experienced as a result of our separation from Honeywell, including changes in the financing, operations, cost structure and personnel needs of our business. The financial information included herein may not necessarily reflect our financial position, results of operations and cash flows in the future or what our financial position, results of operations and cash flows would have been had we been an independent, publicly traded company during the periods presented. Further, the historical consolidated and combined financial information includes allocations of certain Honeywell corporate expenses, as described in Note 5. Related Party Transactions with Honeywell of Notes to Consolidated and Combined Financial Statements. We believe the assumptions and methodologies underlying the allocation of these expenses are reasonable. However, such expenses may not be indicative of the actual level of expenses that we would have incurred if we had operated as an independent, publicly traded company or of the costs expected to be incurred in the future.

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(In millions except share and per share data)
Selected Statements of Operations Information:
Net revenue	$5,071	$4,988	$4,827	$4,519	$4,455
Operating profit	311	258	493	445	495
Net income (loss) (1)	37	36	405	(394)	177
Selected Balance Sheets Information at Year-End:
Total assets	$5,610	$5,128	$4,972	$4,473	$4,294
Long-term obligations	2,079	2,032	1,950	723	338
Total liabilities	3,617	3,526	3,439	1,870	1,420
Total equity	1,993	1,602	1,533	2,603	2,874
Earnings (Loss) Per Common Share: (1)
Basic	$0.30	$0.29	$3.31	$(3.22)	$1.44
Diluted	0.29	0.29	3.30	(3.22)	1.44
Weighted Average Common Shares (in thousands): (2)
Basic	125,348	122,722	122,499	122,499	122,499
Diluted	126,324	122,238	122,624	122,499	122,499

1)

Net income (loss) attributable to Resideo and Earnings (Loss) Per Common Share for 2018 and 2017 were impacted by U.S. Tax Reform. See Note 9. Income Taxes of Notes to Consolidated and Combined Financial Statements for further details regarding the 2018 impact. In 2017, the Company reasonably estimated certain effects of the U.S. Tax Reform and, therefore, recorded provisional amounts, including the deemed repatriation transition tax and withholding taxes on undistributed earnings.

2)

On October 29, 2018, the date of consummation of the Spin-Off, 122,499 shares of our Common Stock were distributed to Honeywell stockholders of record as of October 16, 2018. Basic and Diluted Earnings (Loss) Per Common Share for all periods prior to the Spin-Off reflect the number of distributed shares, or 122,499 shares. For the 2018, 2017 and 2016 year to date calculations, these shares are treated as issued and outstanding from January 1, 2016 for purposes of calculating historical basic earnings per share. No dividends have been paid from October 29, 2018 through December 31, 2020.

RESIDEO TECHNOLOGIES, INC.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

(In millions, except per share amounts)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help you understand the results of operations and financial condition of Resideo Technologies, Inc. and its consolidated subsidiaries (“Resideo” or “the Company”, “we”, “us” or “our”) for the three years ended December 31, 2020 and should be read in conjunction with the Consolidated and Combined Financial Statements and the notes thereto contained elsewhere in this Form 10-K.

Overview and Business Trends

We are a leading global manufacturer and distributor of technology driven products and solutions that help homeowners and businesses stay connected and in control of their comfort, security and energy use. We are a leader in the home heating, ventilation and air conditioning controls and security markets. We have a global footprint serving commercial and residential end-markets. We manage our business operations through two segments, Products & Solutions and ADI Global Distribution. Our Products & Solutions segment consists of comfort, security, residential thermal (“RTS”) products and solutions. Our offerings include temperature and humidity control, thermal and combustion solutions, water and air solutions, as well as security panels, sensors, peripherals, wire and cable, communications devices, video cameras, awareness solutions, cloud infrastructure, installation and maintenance tools and related software. Our ADI Global Distribution business is the leading wholesale distributor of low-voltage security products including intrusion, access control and video products and participates significantly in the broader related markets of smart home, fire, power, audio, ProAV, networking, communications, wire and cable, enterprise connectivity, and structured wiring products. The Products & Solutions segment, consistent with our industry, has a higher gross and operating profit margin profile in comparison to the ADI Global Distribution segment.

During the fourth quarter of 2020, we made a change to our reportable segments. Previously we allocated corporate costs to the Products & Solutions segment as well as the ADI Global Distribution segment. We now report corporate costs separately, as Corporate, from the two operating segments. In addition, during the fourth quarter of 2020, our Chief Operating Decision Maker moved towards making financial decisions and allocating resources based on Operating profit, rather than Segment Adjusted EBITDA. These changes were designed to better align accountability and authority, give a clearer view into the operational performance of the two segments and increase accountability for management of corporate spending.

Our financial performance is influenced by several macro factors such as repair and remodeling activity, residential and non-residential construction, employment rates, and overall macro environment. The global outbreak of a novel coronavirus disease (“COVID-19”) created economic disruption. Starting at the end of the first quarter and throughout the second quarter, we experienced constrained supply and slowed customer demand, as well as temporary closures of several of our ADI Global Distribution branches, that adversely impacted business, results of operations, and overall financial performance. Although there remains uncertainty as to the continuing implications of COVID-19, during the second half of the year customer demand improved and ongoing cost actions and transformation efforts contributed to the improvements in the Company’s operations and overall financial performance.

During 2020, the Products & Solutions segment revenue declined 2% compared to 2019, driven by softness in Comfort and RTS product lines offset by strength in the Security business. Operating profit was positively impacted by cost savings from transformation programs, sourcing productivity, lower charges related to obsolete and surplus inventory, and other cost reduction efforts, offset by lower revenue volumes, unfavorable sales mix, investments to support new product launches, and labor and material inflation.

Our ADI Global Distribution business revenue increased 5% compared to 2019. Throughout 2020, the business continued its strong performance, achieving solid growth in US, including the impact from the 2020 Herman ProAV acquisition, as well as EMEA, and expansion in top product lines. ADI Global Distribution accelerated the adoption of digital tools, which is reflected in strong e-commerce growth. Operating profit was negatively impacted by unfavorable sales mix, commercial investments, acquisition related costs, and other cost inflation of $34 million, partially offset by transformation program cost savings, other expense productivity and cost reduction programs totaling $18 million.

RESIDEO TECHNOLOGIES, INC.

Current Period Highlights

Net revenues increased $83 million in 2020 compared to 2019, primarily due to increased pricing on certain products and acquisitions, partially offset by volume. Gross profit as a percent of net revenues was consistent at 26%. The primary drivers to the flat gross profit percentage were a 100 basis point (“bps”) negative impact from unfavorable sales mix changes offset by 100 bps positive impact from transformation program cost savings. Net income for 2020 was $37 million compared to $36 million for 2019.

Selling, general and administrative expenses decreased by $17 million in 2020 compared to 2019. The decrease was driven by transformation program cost savings, decrease in Spin-Off related expenses, and other cost reductions totaling $150 million. These decreases were partially offset by transformation program expenses and related restructuring expenses, labor and other cost inflation, commercial investments, investments to support new product launches, the expense impact of acquisitions, and labor and other expense inflation totaling $133 million.

We ended 2020 with $517 million in cash and cash equivalents. Net cash provided by operating activities was $244 million for the year. At December 31, 2020, accounts receivable were $863 million and inventories were $672 million.

Recent Developments

COVID-19 Pandemic

The World Health Organization (“WHO”) declared COVID-19 a pandemic in March 2020. The broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain. Starting at the end of the first quarter of 2020 and throughout the second quarter, we experienced constrained supply and slowed customer demand, as well as temporary closures of several of our ADI Global Distribution branches, that adversely impacted business, results of operations and overall financial performance. During the second half of 2020 customer demand improved and on-going cost actions and transformation efforts contributed to improvements in the Company’s results of operations and overall financial performance. As there remains uncertainty around the impacts of the COVID-19 pandemic, the Company addresses and evaluates the impacts frequently. See “Item 1A. Risk Factors” of this Form 10-K for further discussion of the possible impact of the COVID-19 pandemic on our business.

U.S. and international government responses to the COVID-19 outbreak have included “shelter in place,” “stay at home” and similar types of orders. These orders exempt certain products and services needed to maintain continuity of operations of critical infrastructure sectors as determined by the U.S. federal government and certain other countries globally. Although certain of the Company’s operations are currently considered essential and exempt in the United States, Canada and certain other countries globally, there remain certain jurisdictions where there have been and may continue to be restrictions on manufacturing or operations or other government lockdown mandates or recommendations, under which we have temporarily closed certain manufacturing and sales facilities, and restricted operations in others, including manufacturing in Mexico and restricted operations in certain ADI sales branches, although these facilities have since reopened or remained opened with restricted sales activities. If any of the applicable exemptions are curtailed or revoked in the future, that could adversely impact our business, operating results and financial condition. Furthermore, to the extent these exemptions do not extend to our key suppliers and customers, this could also adversely impact our business, operating results and financial condition. We have also implemented work-from-home policies for a significant percentage of our employees, which could negatively impact productivity, disrupt conduct of our business in the ordinary course and delay our production timelines. Due to the significant remote workforce populations, we may also face informational technology infrastructure and connectivity issues from the vendors that we rely on for certain information technologies to administer, store and support the Company’s multiple business activities. Finally, we are incurring increased costs associated with cleaning and other employee safety measures.

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

RESIDEO TECHNOLOGIES, INC.

aligning our production schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of our manufacturing, selling and administrative activities.

2020 Public Offering of Common Stock

On November 17, 2020, we entered into an underwriting agreement (the “Underwriting Agreement”) which provided for the offer and sale of 17,000,000 shares of common stock at the public offering price of $15.00 per share (the “Offering”). The Offering closed on November 20, 2020. On December 14, 2020 the closing of the exercise of the underwriters’ option to purchase an additional 2,550,000 shares of common stock of the Offering price of $15.00 per share as allowed in the Underwriting Agreement. Net proceeds received were approximately $279 million.

Amended and Restated Credit Facilities

On February 12, 2021, we entered into an amended and restated credit agreement (the “A&R Credit Agreement”). The A&R Credit Agreement provides for (i) a seven-year senior secured term B loan facility in an aggregate principal amount of $950 million (the “A&R Term B Facility”) and (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of $500 million (the “A&R Revolving Credit Facility” and, together with the Term Loan Facilities, the “A&R Senior Credit Facilities”).

Basis of Presentation

Prior to becoming an independent publicly traded company (the “Spin-Off”) on October 29, 2018, our historical financial statements were prepared on a stand-alone combined basis and were derived from the consolidated financial statements and accounting records of Honeywell International Inc. (“Honeywell”). Accordingly, for periods prior to October 29, 2018, our financial statements are presented on a combined basis and for the periods subsequent to October 29, 2018 are presented on a consolidated basis (collectively, the historical financial statements for all periods presented are referred to as “Consolidated and Combined Financial Statements”). The Consolidated and Combined Financial Statements have been prepared in accordance with U.S. GAAP. The historical combined financial information prior to the Spin-Off may not be indicative of our future performance and does not necessarily reflect what our consolidated and combined results of operations, financial condition and cash flows would have been had we operated as a separate, publicly traded company during the periods presented, particularly because of changes that we experienced as a result of our separation from Honeywell, including changes in the financing, cash management, operations, cost structure, and personnel needs of our Company.

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

Since the completion of the Spin-Off, we have incurred expenditures consisting of employee-related costs, costs to start up certain stand-alone functions and information technology systems and other one-time transaction related costs. Recurring stand-alone costs include establishing the internal audit, treasury, investor relations, tax and corporate secretary functions as well as the annual expenses associated with running an independent publicly traded company including listing fees, compensation of non-employee directors, related board of director fees and other fees and expenses related to insurance, legal and external audit.

Prior to Spin-Off, our environmental expenses for specified Honeywell properties contaminated through historical business operations (“Honeywell Sites”), now subject to the Reimbursement Agreement, were reported within other expense, net in our Consolidated and Combined Statements of Operations, which reflect an estimated liability for resolution of pending and future environmental-related liabilities. Prior to the Spin-Off, this estimated

RESIDEO TECHNOLOGIES, INC.

liability was calculated as if we were responsible for 100% of the environmental-liability payments associated with certain sites. See Environmental Matters and Reimbursement Agreement sections of Note 19. Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements for additional information.

Reclassification

On January 1, 2020, we changed our classification of research and development expenses from Cost of goods sold to Selling, general and administrative expenses, such that research and development expenses are excluded from the calculation of Gross profit. This change had no impact on Net income (loss) and earnings (loss) per share or the Consolidated Balance Sheet, Consolidated and Combined Statements of Cash Flow or Equity. The Company determined the impact on previously issued consolidated and combined annual and interim financial statements was not material. The impact for the years ended December 31, 2019 and 2018, was a decrease in Cost of goods sold and an increase in Gross profit and in Selling, general and administrative expenses of $87 million and $59 million, respectively. The impact of the reclassification for the year ended December 31, 2019 is also reflected in Note 7. Restructuring Charges of Notes to Consolidated and Combined Financial Statements.

In addition, the prior year segment information was recast to present Corporate separately as well as present Operating profit which replaces Segment Adjusted EBITDA. See Note 21. Segment Financial Data of Notes to Consolidated and Combined Financial Statements for additional information. Certain reclassifications have been made to prior period financial statements to conform to the classification adopted in the current period.

Components of Operating Results

Net Revenue

We manage our global business operations through two reportable segments, Products & Solutions and ADI Global Distribution:

Products & Solutions: We generate the majority of our Products & Solutions net revenue primarily from residential end-markets. Our Products & Solutions segment includes traditional products, as well as connected products, which we define as any device with the capability to be monitored or controlled from a remote location by an end-user or service provider. Our products are sold through a network of HVAC, plumbing, security, and electrical distributors including our ADI Global Distribution business, OEMs, and service providers such as HVAC contractors, security dealers and plumbers. We also sell some products via retail and online channels.

ADI Global Distribution: We generate revenue through the distribution of low-voltage electronic and security products, as well as smart home, fire, power, audio and ProAV, networking, communications, wire and cable, enterprise connectivity, and structured wiring products that are delivered through a comprehensive network of professional contractors, distributors and OEMs, as well as major retailers and online merchants. In addition to our own security products, ADI Global Distribution distributes products from industry-leading manufacturers, and also carries a line of private label products. We sell these products to contractors that service non-residential and residential end-users. 14% of ADI Global Distribution’s net revenue is supplied by our Products & Solutions Segment. Management estimates that in 2020 approximately two-thirds of ADI Global Distribution’s net revenue was attributed to non-residential end markets and one-third to residential end markets.

Cost of Goods Sold

Products & Solutions: Cost of goods sold includes costs associated with raw materials, assembly, shipping and handling of those products, costs of personnel-related expenses, including pension benefits, and equipment associated with manufacturing support, logistics and quality assurance, non-research and development engineering costs, and costs of certain intangible assets.

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

Other Expense, Net

Other expense, net consists primarily of Reimbursement Agreement expenses (gains) for certain environmental claims related to approximately 230 sites or groups of sites that are undergoing environmental remediation under U.S. federal or state law and agency oversight for contamination associated with Honeywell historical business operations. Prior to the Spin-Off, other expense, net included the environmental expenses related to these same sites. For further information see Note 19. Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements for discussion of environmental and the Reimbursement Agreement. Other expense, net also includes foreign exchange gains and losses.

Interest Expense

Interest expense consists of interest on our short and long-term obligations, including our senior notes, term credit facility, and revolving credit facility. Interest expense on our obligations includes contractual interest, amortization of the debt discount and amortization of deferred financing costs.

Tax Expense (Benefit)

Provision for income taxes includes both domestic and foreign income taxes at the applicable statutory tax rates adjusted for U.S. taxation of foreign earnings, non-deductible expenses and other permanent differences.

RESIDEO TECHNOLOGIES, INC.

Results of Operations for the Years Ended December 31, 2020, 2019 and 2018

The following table sets forth our Consolidated and Combined Statements of Operations for the periods presented:

Consolidated and Combined Statements of Operations

(In millions except share and per share data)

	Years Ended December 31,
	2020	2019	2018
Net revenue	$5,071	$4,988	$4,827
Cost of goods sold	3,758	3,711	3,402
Gross profit	1,313	1,277	1,425
Selling, general and administrative expenses	1,002	1,019	932
Operating profit	311	258	493
Other expense, net	147	118	369
Interest expense	63	69	20
Income before taxes	101	71	104
Tax expense (benefit)	64	35	(301)
Net income	$37	$36	$405
Weighted Average Number of Common Shares Outstanding (in thousands)
Basic	125,348	122,722	122,499
Diluted	126,324	123,238	122,624
Earnings Per Share
Basic	$0.30	$0.29	$3.31
Diluted	$0.29	$0.29	$3.30

Net Revenue

	Years Ended December 31,
	2020	2019	2018
Net revenue	$5,071	$4,988	$4,827
% change compared with prior period	2%	3%

Net revenue increased 2% in 2020 compared to 2019, primarily due to increase in pricing on certain products and acquisitions, partially offset by reduced volume. Net revenue increased 3% in 2019 compared to 2018, primarily due to an increase in volume and pricing on certain products, partially offset by foreign exchange translation.

Further discussion of net revenue by segment can be found in the Review of Business Segments section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cost of Goods Sold

	Years Ended December 31,
	2020	2019	2018
Cost of goods sold	$3,758	$3,711	$3,402
% change compared with prior period	1%	9%
Gross profit percentage	26%	26%	30%

RESIDEO TECHNOLOGIES, INC.

2020 compared with 2019

Cost of goods sold for 2020 was $3,758 million, an increase of $47 million, or 1%, from $3,711 million in 2019. This $47 million increase in cost of goods sold was primarily driven by impact of product expenses related to revenue that was attributable to the operations of the 2020 Herman ProAV acquisition, unfavorable changes in sales mix, and material and labor inflation totaling $137 million. The increased costs were partially offset by the favorable impact of sourcing productivity, transformation programs cost savings, lower charges related to obsolete and surplus inventory, lower spin-related costs, and other cost reductions totaling $90 million.

The primary drivers of flat gross profit percentage were a 100 bps negative impact from changes in sales mix, offset by 100 bps favorable impact of transformation programs cost savings.

2019 compared with 2018

Cost of goods sold for 2019 was $3,711 million, an increase of $309 million, or 9%, from $3,402 million in 2018. This $309 million increase in cost of goods sold was primarily driven by higher revenue in the ADI Global Distribution segment, material and labor inflation and increased production costs including charges related to obsolete and surplus inventory, changes in sales mix, increased headquarter allocations in the period prior to the Spin-Off, expenses related to transformation programs and related restructuring costs, and Spin-Off related costs totaling $435 million. The increased costs were partially offset by sourcing productivity, foreign currency translation, lower environmental expense, and savings in other miscellaneous costs of goods sold totaling $126 million.

The primary drivers to the decrease in gross profit percentage were a 200 bps impact from changes in sales mix, 100 bps impact from material and labor inflation and fixed production costs, and 100 bps impact from headquarter allocations previously classified in selling, general and administrative expense in the period prior to the Spin-Off.

Selling, General and Administrative Expense

	Years Ended December 31,
	2020	2019	2018
Selling, general and administrative expense	$1,002	$1,019	$932
% of revenue	20%	20%	19%

2020 compared with 2019

Selling, general and administrative expense for 2020 was $1,002 million, a decrease of $17 million, from $1,019 million in 2019. The decrease was driven by transformation programs cost savings, decrease in Spin-Off related expenses, and other cost reductions totaling $150 million. These decreases were partially offset by transformation program expenses and related restructuring costs, commercial investments, investments to support new product launches, and the expense impact of acquisitions totaling $133 million.

2019 compared with 2018

Selling, general and administrative expense for 2019 was $1,019 million, an increase of $87 million from $932 million in 2018. The increase was driven by greater Spin-Off related costs, increased research and development spend, increased royalty fees associated with the Trademark License Agreement, transformation program expenses and related restructuring costs, higher legal expenses, the expense impact of acquisitions, and labor and other expense inflation totaling $175 million. These increases were partially offset by reduced headquarter cost allocations, transformation programs cost savings, foreign currency translation, and miscellaneous cost reductions totaling $88 million.

RESIDEO TECHNOLOGIES, INC.

Other Expense, Net

	Years Ended December 31,
	2020	2019	2018
Other expense, net	$147	$118	$369

2020 compared with 2019

Other expense, net for 2020 was $147 million, an increase of $29 million from $118 million in 2019. The increase is mainly due to a $38 million increase in expense from the Reimbursement Agreement, and $4 million of increased expense relating to foreign exchange. These increases were offset by $13 million decrease in non-operating pension related expense.

2019 compared with 2018

Other expense, net for 2019 was $118 million, a decrease of $251 million from $369 million in 2018. The decrease is mainly due to lower environmental remediation expense, now subject to and presented as Reimbursement Agreement expense subsequent to the Spin-Off.

Tax Expense (Benefit)

	Years Ended December 31,
	2020	2019	2018
Tax expense (benefit)	$64	$35	$(301)
Effective tax rate	64%	49%	(289)%

2020 compared with 2019

The effective tax rate increase in 2020 compared to 2019 was primarily attributable to the mix of earnings across the jurisdictions in which we operate, changes in estimates related to prior years, and non-deductible expenses. A significant driver of the high tax rate in both 2020 and 2019 is that the Reimbursement Agreement is generally non-deductible for U.S. federal income tax purposes.

2019 compared with 2018

The effective tax rate increase in 2019 compared to 2018 was primarily attributable to tax benefits generated in 2018 related to the internal restructuring of Resideo’s business in advance of the Spin-Off, currency impacts on withholding taxes on undistributed foreign earnings, and adjustments to the provisional tax amount related to U.S. Tax Reform, partially offset by decreases in tax expense related to Global Intangible Low Taxed Income (“GILTI”) and non-deductible expenses. A significant driver of the high tax rate in 2019 is that the Reimbursement Agreement is generally non-deductible for U.S. federal income tax purposes.

Review of Business Segments

Products & Solutions

	2020	2019	% Change	2018	% Change
Total revenue	$2,488	$2,487		$2,474
Less: Intersegment revenue	367	312		305
External revenue	2,121	2,175	(2)%	2,169	0%
Operating profit	$407	$327	24%	$591	(45)%

RESIDEO TECHNOLOGIES, INC.

2020 compared with 2019

Products & Solutions revenue declined 2% in 2020 compared to 2019, driven by softness in Comfort and RTS product lines offset by strength in the Security business. Operating profit increased from $327 million in 2019 to $407 million in 2020, or 24%. Operating profit was positively impacted by cost savings from transformation programs, sourcing productivity, lower charges related to obsolete and surplus inventory and other cost reduction efforts totaling $210 million. These cost reductions offset lower revenue volumes, unfavorable sales mix, investments to support new product launches, and labor and material inflation totaling $130 million.

2019 compared with 2018

Products & Solutions revenue remained flat in 2019 compared to 2018, driven primarily by strength in the Security business, offset by softness in Comfort and RTS product lines. Operating profit declined from $591 million in 2018 to $327 million in 2019, or 45%. Operating profit was negatively impacted by unfavorable sales mix, increased costs related to transformation program expenses and related restructuring expenses and Spin-Off, increased functional expenses previously captured in corporate costs prior to Spin-Off, increased charges related to obsolete and surplus inventory, increased royalty fee paid to Honeywell associated with the Trademark License Agreement, investments to support new product launches, and labor and material inflation totaling $356 million. Negative impacts were partially offset by increased selling prices, sourcing productivity, lower environmental expense, savings from transformation programs, and miscellaneous cost reductions totaling $92 million.

ADI Global Distribution

	2020	2019	% Change	2018	% Change
External revenue	$2,950	$2,813	5%	$2,658	6%
Operating profit	$194	$210	(8)%	$205	2%

2020 compared with 2019

ADI Global Distribution revenue increased 5% in 2020 compared to 2019, highlighted by strong growth in the U.S., including the impact from the 2020 Herman ProAV acquisition, as well as EMEA. Operating profit decreased from $210 million in 2019 to $194 million in 2020, or 8%. Operating profit was negatively impacted by commercial investments, unfavorable sales mix, acquisition related costs, and other cost inflation totaling $34 million. Negative impacts were partially offset by transformation program cost savings, other expense productivity and cost reduction programs totaling $18 million.

2019 compared with 2018

ADI Global Distribution revenue increased 6% in 2019 compared to 2018, driven by increased sales volume growth across all regions. Operating profit increased from $205 million in 2018 to $210 million in 2019, or 2%. Operating profit was positively impacted by increased volume, transformation program cost savings, and other expense productivity and cost reduction programs totaling $38 million. Positive impacts were partially offset by increased functional expenses previously captured in corporate costs prior to Spin-Off, commercial investments, increased expenses related to transformation programs, unfavorable changes in foreign exchange rates, and other cost inflation totaling $33 million.

Corporate

	2020	2019	% Change	2018	% Change
Corporate costs	$(290)	$(279)	4%	$(303)	(8)%

2020 compared with 2019

Corporate costs for 2020 were $290 million, an increase of $11 million, from $279 million in 2019, or 4%, and were negatively impacted by costs related to transformation programs and related restructuring expenses,

RESIDEO TECHNOLOGIES, INC.

increased bonus payouts from improved performance of the business, increase in service cost related to pension, and labor and other inflation totaling $59 million. Negative impacts were partially offset by transformation program cost savings, reduced Spin-Off related costs, other expense productivity and cost reduction programs totaling $48 million.

2019 compared with 2018

Corporate costs for 2019 were $279 million, a decrease of $24 million, from $303 million in 2018, or 8%, and were positively impacted by reduced functional expenses previously captured in corporate costs prior to Spin-Off, transformation program cost savings, decreased bonus payouts related to business performance, and other expense productivity and cost reduction programs totaling $74 million. Positive impacts were partially offset by increased Spin-Off related costs, higher legal expenses, increased costs related to transformation programs and related restructuring expenses, increase in service cost related to pension, and labor and other inflation totaling $50 million.

Restructuring Charges

During 2019, we retained industry-recognized experts in supply chain optimization and organizational excellence to assist in a comprehensive financial and operational review which was focused on product cost and gross margin improvement, and general and administrative expenses simplification. Certain restructuring actions have been implemented under this program as well as previous programs. These restructuring actions generated incremental (net) pre-tax savings of $53 million in 2020. Cash spending related to our restructuring actions was $35 million for the year ended December 31, 2020 and was funded through operating cash flows.

Net restructuring and related expenses were $40 million, $37 million and $5 million for December 31, 2020, 2019 and 2018, respectively, primarily related to severance.

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

Capital Resources and Liquidity

Our liquidity is primarily dependent on our ability to continue to generate positive cash flows from operations. Additional liquidity may also be provided through access to the financial capital markets and a committed global credit facility. The following is a summary of our liquidity position:

•

As of December 31, 2020, total cash and cash equivalents were $517 million, of which 22% were held by foreign subsidiaries. At December 31, 2020, there were no borrowings and no letters of credit issued under our $350 million Revolving Credit Facility.

•

Historically, we have delivered positive cash flows from operations. Operating cash flows from continuing operations were $244 million, $23 million and $462 million for the three years ended December 31, 2020, 2019 and 2018, respectively.

Liquidity

Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects, potential acquisitions of companies or technologies and the expansion of our sales and marketing activities. We believe our existing cash, cash equivalents and availability under our credit facilities are sufficient to meet our capital requirements through at least the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time. We may enter into acquisitions or strategic arrangements in the future which also could require us to seek additional equity or debt financing.

Credit Agreement

On October 25, 2018, we entered into a credit agreement (the “Credit Agreement”), which was subsequently amended on November 26, 2019 (the “Credit Agreement First Amendment”) and on November 16, 2020 (the “Credit Agreement Second Amendment”). The Credit Agreement provides for (i) a seven-year senior

RESIDEO TECHNOLOGIES, INC.

secured first-lien term B loan facility in an aggregate principal amount of $475 million (the “Term B Facility”); (ii) a five-year senior secured first-lien term A loan facility in an aggregate principal amount of $350 million (the “Term A Facility” and, together with the Term B Facility, the “Term Loans or “Term Loan Facilities”); and (iii) a five-year senior secured first-lien revolving credit facility in an aggregate principal amount of $350 million (the “Revolving Credit Facility” and, together with the Term Loan Facilities, the “Senior Credit Facilities”). As of December 31, 2020, there were no borrowings and no Letters of Credit outstanding under the Revolving Credit Facility.

The Senior Credit Facilities were subject to an interest rate and interest period which we will elect. As amended, the margin was 2.25% per annum (for LIBOR loans) and 1.25% per annum (for alternate base rate “ABR” loans) in respect of the Term B Loan Facility, and based on our leverage ratio, from 2.25% per annum to 1.75% per annum (for LIBOR loans) and 1.25% to 0.75% per annum (for ABR loans) for the Term A Loan Facility and the Revolving Credit Facility.

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

On February 12, 2021, we entered into an amended and restated credit agreement (the “A&R Credit Agreement”) which replaced the Senior Secured Credit Facilities and refinanced all amounts that were outstanding under these facilities.

Amended and Restated Credit Agreement

On February 12, 2021, we entered into an amended and restated credit agreement (the “A&R Credit Agreement”). The A&R Credit Agreement provides for (i) a seven-year senior secured term B loan facility in an aggregate principal amount of $950 million (the “A&R Term B Facility”) and (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of $500 million (the “A&R Revolving Credit Facility” and, together with the Term Loan Facilities, the “A&R Senior Credit Facilities”).

We are obligated to make quarterly principal payments of approximately $2.4 million throughout the term of the A&R Term B Facility according to the amortization provisions in the A&R Credit Agreement. In addition to paying interest on outstanding borrowings under the A&R Revolving Credit Facility, we are required to pay a quarterly commitment fee based on the unused portion of the A&R Revolving Credit Facility. Borrowings under the A&R Credit Agreement can be prepaid at our option without premium or penalty other than a 1.00% prepayment premium that may be payable in connection with certain repricing transactions within a certain period of time after the closing date. Up to $75 million may be utilized under the A&R Revolving Credit Facility for the issuance of letters of credit to the Company or any of our subsidiaries. Letters of credit are available for issuance under the A&R Credit Agreement on terms and conditions customary for financings of this kind, which issuances will reduce the available funds under the A&R Revolving Credit Facility.

RESIDEO TECHNOLOGIES, INC.

The A&R Senior Credit Facilities are subject to an interest rate and interest period which we will elect. If we choose to make a base rate borrowing on an overnight basis, the interest rate will be based on the highest of (1) the rate of interest last quoted by The Wall Street Journal as the “prime rate” in the United States, (2) the greater of the federal funds effective rate and the overnight bank funding rate, plus 0.5% and (3) the one month adjusted LIBOR rate, plus 1.00% per annum. For the A&R Term Loan B, the applicable LIBOR rate will not be less than 0.50% per annum. The applicable margin for the A&R Term B Facility is 2.25% per annum (for LIBOR loans) and 1.25% per annum (for base rate loans). The applicable margin for the A&R Revolving Credit Facility varies from 2.25% per annum to 1.75% per annum (for LIBOR loans) and 1.25% to 0.75% per annum (for base rate loans) based on our leverage ratio. Accordingly, the interest rates for the A&R Senior Credit Facilities will fluctuate during the term of the A&R Credit Agreement based on changes in the base rate, LIBOR rate or future changes in our leverage ratio. Interest payments with respect to the borrowings are required either on a quarterly basis (for base rate loans) or at the end of each interest period (for LIBOR loans) or, if the duration of the applicable interest period exceeds three months, then every three months.

The A&R Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends, to make other distributions or redemptions/repurchases, in respect of our and our subsidiaries’ equity interests, to engage in transactions with affiliates or amend certain material documents. In addition, the A&R Revolving Credit Facility also contains certain financial maintenance covenants. The A&R Credit Agreement contains customary events of default, including with respect to a failure to make payments under the A&R Senior Credit Facilities, cross-default, certain bankruptcy and insolvency events and customary change of control events.

All obligations under the A&R Senior Credit Facilities are or will be unconditionally guaranteed jointly and severally, by: (a) our Company and (b) substantially all of the direct and indirect wholly owned subsidiaries of our Company that are organized under the laws of the United States, any state thereof or the District of Columbia (collectively, the “Guarantors”). The Guarantors entered into a guarantee under the A&R Credit Agreement concurrently with the effectiveness of the A&R Credit Agreement. Subject to certain limitations, the A&R Senior Credit Facilities are or will be secured on a first priority basis by: (x) a perfected security interest in the equity interests of each direct subsidiary of the Company and each Guarantor under the A&R Senior Credit Facilities (subject to certain customary exceptions) and (y) perfected, security interests in, and mortgages on, substantially all tangible and intangible personal property and material real property of the Company and each of the Guarantors under the A&R Senior Credit Facilities, subject, in each case, to certain exceptions. The Company and the Guarantors entered into security documents concurrently with effectiveness of the A&R Credit Agreement.

Senior Notes

In October of 2018, we issued $400 million in principal amount of 6.125% senior unsecured notes due in 2026 (the “Senior Notes”). The Senior Notes guarantees are unsecured senior debt obligations of the Senior Notes guarantors. The net proceeds from the borrowings under the Senior Credit Facilities and the offering of the Senior Notes were used as part of financing the Spin-Off.

Interest expense presented in the Statements of Operations is from the Senior Notes and Senior Credit Facilities, which includes the amortization of debt issuance cost and debt discounts.

On February 16, 2021 we redeemed $140 million in principal amount of the Senior Notes at a redemption price of 106.125% of par plus accrued interest.

Reimbursement Agreement

In connection with the Spin-Off, we entered into the Reimbursement Agreement, pursuant to which we have an obligation to make cash payments to Honeywell in amounts equal to 90% of payments for certain Honeywell environmental-liability payments, which include amounts billed, less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales. The amount payable by us in respect of such liabilities arising in any given year is subject to a

RESIDEO TECHNOLOGIES, INC.

cap of $140 million. During 2020, we entered into three amendments with Honeywell. See Note 19. Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements of this Form 10-K for a further discussion of the Reimbursement Agreement and amendments. The amount paid during the year ended December 31, 2020 was $140 million.

On February 12, 2021, we entered into a fourth amendment with Honeywell. See Note 24. Subsequent events of Notes to Consolidated and Combined Financial Statements of this Form 10-K for a further discussion of this amendment.

In addition to the sites under the Reimbursement Agreement, we have environmental expense related to sites owned and operated by Resideo (“Resideo Sites”). Prior to the Spin-Off, both of these expenses were combined and were presented as environmental expense. Expenses for environmental matters deemed probable and reasonably estimable were $323 million for the period from January 1, 2018 through October 29, 2018.

Subsequent to the Spin-Off, environmental expense was $1 million for 2020, $2 million for 2019, and $17 million for the period October 30, 2018 through December 31, 2018 and Reimbursement Agreement expense was $108 million for 2019 and $49 million for the period October 30, 2018 through December 31, 2018.

See Note 19. Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements for further discussion.

Cash Flow Summary for the Years Ended December 31, 2020, 2019 and 2018

Our cash flows from operating, investing and financing activities for the years ended December 31, 2020, 2019 and 2018, as reflected in the audited Consolidated and Combined Financial Statements are summarized as follows:

	Years Ended December 31,
	2020	2019	2018
Cash provided by (used for):
Operating activities	$244	$23	$462
Investing activities	(103)	(112)	(74)
Financing activities	253	(53)	(167)
Effect of exchange rate changes on cash	1	(1)	(12)
Net increase (decrease) in cash and cash equivalents	$395	$(143)	$209

2020 compared with 2019

Cash provided by operating activities for 2020 increased by $221 million, due to higher operating profit and lower cash taxes paid.

Cash used for investing activities for 2020 decreased by $9 million, primarily due to a decrease of $25 million cash paid for capital expenditures, partially offset by an increase of $18 million cash paid for acquisitions and miscellaneous other items.

Cash provided by financing activities for 2020 increased by $306 million. The increase was primarily due to $279 million of net proceeds from the issuance of common stock, a decrease in cash used of $22 million from non-operating obligations with Honeywell and other miscellaneous items.

A detailed discussion of the prior year 2019 to 2018 year-over-year changes are not included herein and can be found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the 2019 Annual Report on Form 10-K filed February 27, 2020.

RESIDEO TECHNOLOGIES, INC.

Contractual Obligations and Probable Liability Payments

Following is a summary of our significant contractual obligations and probable liability payments at December 31, 2020:

	Payments by Period
	Total (1)	2021	2022- 2023	2024- 2025	Thereafter
	(In millions)
Long-term debt (2)	$1,180	$40	$289	$451	$400
Interest payments on long-term debt (3)	221	44	83	70	24
Reimbursement Agreement payments (4)	591	140	280	171	-
Estimated environmental liability payments (5)	22	2	3	3	14
Minimum operating lease payments	165	40	65	30	30
Purchase obligations (6)	254	225	26	3	-
	$2,433	$491	$746	$728	$468

1)	The table excludes tax liability payments, including those for unrecognized tax benefits. See Note 9. Income Taxes of Notes to Consolidated and Combined Financial Statements.
2)

Assumes all long-term debt is outstanding until scheduled maturity. Subsequent to December 31, 2020, the Company entered into the A&R Credit Agreement which modified the contractual obligations related to the Company’s long-term debt as described the Amended and Restated Credit Agreement section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

3)	Interest payments are estimated based on the interest rate applicable as of December 31, 2020.
4)

In connection with the Spin-Off, we entered into the Reimbursement Agreement with Honeywell. As of December 31, 2020, $591 million was deemed probable and reasonably estimable, however, it is possible we could pay $140 million per year (exclusive of any late payment fees up to 5% per annum) until the earlier of: (1) December 31, 2043; or (2) December 31 of the third consecutive year during which the annual reimbursement obligation (including in respect of deferred payment amounts) has been less than $25 million. For further discussion on the Reimbursement Agreement refer to Note 19. Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements.

5)	Represents estimated environmental liability payments deemed probable and reasonably estimable for sites which we own and are directly responsible for.
6)	Purchase obligations are entered into with various vendors in the normal course of business and are consistent with our expected requirements.

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

RESIDEO TECHNOLOGIES, INC.

Critical Accounting Policies

The preparation of our Consolidated and Combined Financial Statements in accordance with accounting principles generally accepted in the United States of America is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. We consider the accounting policies discussed below to be critical to the understanding of our Consolidated and Combined Financial Statements. Actual results could differ from our estimates and assumptions, and any such differences could be material to our Consolidated and Combined Financial Statements. As there remains uncertainty around the impacts of the COVID-19 pandemic, we intend to address and evaluate the impacts frequently. See Note 2. Summary of Significant Accounting Policies of Notes to Consolidated and Combined Financial Statements of this Form 10-K for a discussion of the accounting policies most likely affected by the COVID-19 pandemic.

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

In the sale of products, the terms of a contract or the historical business practice can give rise to variable consideration due to, but not limited to, discounts, rebates, and the right of return. The Company estimates variable consideration at the most likely amount that will be received from customers and reduces revenues recognized accordingly. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to the Company.

Reimbursement Agreement — In connection with the Spin-Off, we entered into the Reimbursement Agreement further described in the Capital Resources and Liquidity section.

Through the Reimbursement Agreement, we are subject to a number of environmental claims, remediation and, to the extent arising after the Spin-Off, hazardous exposure or toxic tort claims. We continually assess the likelihood of any adverse judgments or outcomes related to the Reimbursement Agreement, as well as potential amounts or ranges of probable losses, and recognize a liability, if any, for these contingencies based on a thorough analysis of each matter with the assistance of outside legal counsel and Honeywell, and, if applicable, other experts. Such analysis includes making judgments concerning matters such as the costs associated with environmental matters, the outcome of negotiations, the number and cost of pending and future claims related to the sites covered by the Reimbursement Agreement, and the impact of evidentiary requirements. Because most contingencies are resolved over long periods of time, we do not currently possess sufficient information to reasonably estimate the amounts of the Reimbursement Agreement liabilities to be recorded upon future completion of studies, litigations or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined. Expenses related to the indemnification are presented within Other expense, net in the Consolidated and Combined Statements of Operations. See Note 19. Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements for a discussion of management’s judgment applied in the recognition and measurement of our environmental liabilities.

Goodwill — We perform goodwill impairment testing annually on the first day of the fourth quarter of each year or more frequently if indicators of potential impairment exist. The goodwill impairment test is performed at the reporting unit level. We have two reporting units, Products & Solutions and ADI Global Distribution. In determining if goodwill is impaired, we compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value provided the loss recognized does not exceed the total amount of goodwill allocated to that reporting unit.

For the 2020 annual impairment test, we determined the fair value of each reporting unit using a weighting of fair values derived from the income approach and the market approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management’s estimates of operating results, taking into consideration industry and market conditions. The

RESIDEO TECHNOLOGIES, INC.

discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business’s ability to execute on the projected cash flows. The terminal value is estimated using a constant growth method which requires an assumption about the expected long-term growth rate. The estimates are based on historical data and experience, industry projections, economic conditions, and management’s expectations. Under the market approach, we estimate the fair value based on market multiples of cash flow and earnings derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit and considering a reasonable control premium. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates.

We believe the estimates and assumptions used in the calculations are reasonable. In addition, the extent to which COVID-19 may adversely impact our business depends on future developments, which are uncertain and unpredictable, depending upon the severity and duration of the outbreak, and the effectiveness of actions taken globally to contain or mitigate its effects. Any resulting financial impact cannot be reasonably estimated at this time but may adversely affect our business and financial results. It is likely that into 2021, macroeconomic conditions may have unexpected impacts on our business. If there was an adverse change in facts and circumstances, then an impairment charge may be necessary in the future. Should the fair value of the Company’s reporting units fall below its carrying amount because of reduced operating performance, market declines, changes in the discount rate, or other conditions, charges for impairment may be necessary. The Company monitors its reporting units to determine if there is an indicator of potential impairment.

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

A 25 basis point increase in the discount rate would result in a decrease of approximately $5.8 million to the net periodic benefit cost for 2020, while a 25 basis point decrease in the discount rate would result in an increase of approximately $12.7 million. The resulting impact on the pension benefit obligation would be a decrease of $21.6 million and an increase of $23.9 million, respectively.

Other Matters

Litigation, Environmental Matters and the Reimbursement Agreement

See Note 19. Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements for a discussion of environmental and other litigation matters.

Recent Accounting Pronouncements

See Note 2. Summary of Significant Accounting Policies of Notes to Consolidated and Combined Financial Statements for a discussion of recent accounting pronouncements.

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industries and our business and financial results. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Although we believe that the forward-looking statements contained in this Form 10-K are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

•	competition from other companies in our markets and segments, as well as in new markets and emerging markets;
•	our ability to successfully develop new technologies and products and develop and protect the intellectual property related to the same and to defend against IP threats of others;
•	our inability to maintain intellectual property agreements necessary to our business;
•	our ability to recruit and retain qualified personnel;
•	our ability to retain or expand relationships with significant customers;
•	changes in prevailing global and regional economic conditions;
•	the impact of pandemics, epidemics, natural disasters and other public health emergencies, such as COVID-19;
•	fluctuation in financial results due to the seasonal nature of portions of our business;
•	failure to achieve and maintain a high level of product and service quality;
•	inability to obtain necessary product components, production equipment or replacement parts;
•	dependence upon information technology infrastructure having adequate cyber-security functionality;
•	labor disputes, work stoppages, other disruptions, or the need to relocate any of our facilities;

RESIDEO TECHNOLOGIES, INC.

•	economic, political, regulatory, foreign exchange and other risks of international operations, including the impact of tariffs;
•	changes in legislation or government regulations or policies;
•	the significant failure or inability to comply with the specifications and manufacturing requirements of our original equipment manufacturers (“OEMs”) customers;
•	the failure to increase productivity through sustainable operational improvements;
•	the operational constraints and financial distress of third parties;
•	our ability to borrow funds and access capital markets;
•

the amount of our obligations and nature of our contractual restrictions pursuant to, and disputes that have or may hereafter arise under, the Reimbursement Agreement and the other agreements we entered into with Honeywell in connection with the Spin-Off;

•	our reliance on Honeywell for the Honeywell Home trademark;
•	potential material environmental liabilities;
•	potential material costs as a result of warranty claims, including product recalls, and product liability actions that may be brought against us;
•	potential material litigation matters; including the shareholder litigation described in this Form 10-K;
•	unforeseen U.S. federal income tax and foreign tax liabilities; and
•	certain factors discussed elsewhere in this Form 10-K.

Any forward-looking statements made by us in this Form 10-K speak only as of the date on which they are made. We are under no obligation to and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

RESIDEO TECHNOLOGIES, INC.

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

Interest Rate Risk

As of December 31, 2020, $780 million of our total debt of $1,180 million carried variable interest rates, including the effect of pay variable interest rate swaps, if any. The fair market values of our fixed-rate financial instruments are sensitive to changes in interest rates. At December 31, 2020, an increase or decrease of 100 basis points on our Term Loans would have approximately an $10 million impact on our annual interest expense on long-term debt.

Foreign Currency Exchange Rate Risk

We are exposed to market risks from changes in currency exchange rates. While we primarily transact with customers in the U.S. Dollar, we also transact in foreign currencies, primarily including the Euro, British Pound, Indian Rupee, Canadian Dollar and Mexican Peso. These exposures may impact total assets, liabilities, future earnings and/or operating cash flows. Our exposure to market risk for changes in foreign currency exchange rates arises from transactions arising from international trade, foreign currency denominated monetary assets and liabilities, and international financing activities between subsidiaries. We rely primarily on natural offsets to address our exposures and may supplement this approach from time to time by entering into forward and option hedging contracts. As of December 31, 2020, we have no outstanding hedging arrangements.

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

To the Stockholders and the Board of Directors of Resideo Technologies, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Resideo Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated and combined financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 25, 2021, expressed an unqualified opinion on those consolidated and combined financial statements and included explanatory paragraphs relating to expense allocations for certain corporate functions historically provided by Honeywell International, Inc. and the Company’s adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842).

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

/s/ Deloitte & Touche LLP

Dallas, Texas

February 25, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Resideo Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Resideo Technologies, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated and combined statements of operations, comprehensive income, cash flow, and equity, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Emphasis of Matter

As described in Note 1 to the financial statements, prior to the Spin-Off, the accompanying financial statements were derived from the separate records maintained by Honeywell International, Inc. (“Honeywell”). The financial statements also include expense allocations for certain corporate functions historically provided by Honeywell. These allocations may not be reflective of the actual expense that would have been incurred had the Company operated as a separate entity apart from Honeywell. A summary of transactions with related parties is included in Note 5 to the financial statements.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company adopted Accounting Standard Update No. 2016-02, Leases (Topic 842), effective January 1, 2019, and applied the changes prospectively as of the adoption date.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Honeywell Reimbursement Agreement—Refer to Note 19 to the financial statements

Critical Audit Matter Description

In connection with the Spin-Off, the Company entered into the Honeywell Reimbursement Agreement (the “Reimbursement Agreement”), pursuant to which the Company has an obligation to make cash payments to Honeywell with respect to certain environmental claims associated with specified properties contaminated through historical business operations. The Company’s obligation is equal to 90% of payments for certain Honeywell environmental liability payments, less 90% of Honeywell’s net insurance receipts, plus certain other recoveries relating to such liabilities, as defined by the Reimbursement Agreement. The amount payable by the Company under this agreement is subject to an annual limit of $140 million.

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

Given the subjectivity in estimating the remediation costs for environmental matters and judgments made by management related to those estimates, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions requires a high degree of auditor judgment.

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

•	We read the Reimbursement Agreement and evaluated the Company’s compliance with it to the extent it has the potential to affect the Company’s related liability.
•	We performed searches of third-party sources to identify potential liabilities related to the specified sites that may not have been included in the estimates.
•	We tested the completeness and accuracy of the recognition of the Company’s liability for obligations under the Reimbursement Agreement through the following procedures:

–

For a selection of incremental charges to the Honeywell Environmental liability (increases), obtained supporting documentation related to the valuation of the liability from management, including, but not limited to, regulatory records of decision, feasibility studies, and third-party engineering estimates.

–	For a selection of payments related to the Honeywell Environmental liability (decreases), obtained supporting documentation related to the original invoice and proof of payment.

–	Made inquiries of internal and external legal counsel regarding environmental matters.

–

Performed searches of public domain sources to identify new remediation sites attributable to the Company or any additional remediation activities required by federal, state, or international authorities that may not have been included in the estimates.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 25, 2021

We have served as the Company’s auditor since 2018.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(In millions except share and per share data)

	Years Ended December 31,
	2020	2019	2018
Net revenue	$5,071	$4,988	$4,827
Cost of goods sold	3,758	3,711	3,402
Gross profit	1,313	1,277	1,425
Selling, general and administrative expenses	1,002	1,019	932
Operating profit	311	258	493
Other expense, net	147	118	369
Interest expense	63	69	20
Income before taxes	101	71	104
Tax expense (benefit)	64	35	(301)
Net income	$37	$36	$405
Weighted Average Number of Common Shares Outstanding (in thousands)
Basic	125,348	122,722	122,499
Diluted	126,324	123,238	122,624
Earnings Per Share
Basic	$0.30	$0.29	$3.31
Diluted	$0.29	$0.29	$3.30

The Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED AND COMBINED

STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years Ended December 31,
	2020	2019	2018
Net income	$37	$36	$405
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	63	(2)	(77)
Pension actuarial loss	(15)	(3)	(7)
Total other comprehensive income (loss), net of tax	48	(5)	(84)
Comprehensive income	$85	$31	$321

The Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except number of shares which are reflected in thousands and par value)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$517	$122
Accounts receivable – net	863	817
Inventories – net	672	671
Other current assets	173	175
Total current assets	2,225	1,785
Property, plant and equipment – net	318	316
Goodwill	2,691	2,642
Other assets	376	385
Total assets	$5,610	$5,128
LIABILITIES
Current liabilities:
Accounts payable	$936	$920
Current maturities of debt	7	22
Accrued liabilities	595	552
Total current liabilities	1,538	1,494
Long-term debt	1,155	1,158
Obligations payable under Indemnification Agreements	590	594
Other liabilities	334	280
COMMITMENTS AND CONTINGENCIES (Note 19)
EQUITY
Common stock, $0.001 par value, 700,000 shares authorized, 143,959 and 143,059 shares issued and outstanding as of December 31, 2020, 123,488 and 122,873 shares issued and outstanding as of December 31, 2019, respectively	-	-
Additional paid-in capital	2,070	1,761
Treasury stock, at cost	(6)	(3)
Retained earnings	75	38
Accumulated other comprehensive loss	(146)	(194)
Total equity	1,993	1,602
Total liabilities and equity	$5,610	$5,128

The Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOW

(In millions)

	Years Ended December 31,
	2020	2019	2018
Cash flows provided by (used for) operating activities:
Net income	$37	$36	$405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86	80	66
Stock compensation expense	29	25	20
Deferred income taxes	22	(25)	(323)
Other	21	18	22
Changes in assets and liabilities, net of acquired companies:
Accounts receivable	(27)	7	(62)
Inventories – net	19	(44)	(172)
Other current assets	5	(53)	(27)
Other assets	-	(15)	(4)
Accounts payable	(1)	(38)	231
Accrued liabilities	31	28	61
Obligations payable under Indemnification Agreements	(4)	(35)	24
Other liabilities	26	39	221
Net cash provided by operating activities	244	23	462
Cash flows (used for) provided by for investing activities:
Expenditures for property, plant, equipment and other intangibles	(70)	(95)	(81)
Cash paid for acquisitions, net of cash acquired	(35)	(17)	-
Other	2	-	7
Net cash used for investing activities	(103)	(112)	(74)
Cash flows provided by (used for) financing activities:
Issuance of common stock through public offering, net of issuance cost	279	-	-
Proceeds from long-term debt	-	-	1,225
Payment of debt facility issuance and modification costs	-	(4)	(29)
Repayment of long-term debt	(22)	(22)	-
Distribution to Honeywell in connection with Spin-Off	-	-	(1,415)
Net increase in invested equity	-	-	39
Non-operating obligations from Honeywell, net	(2)	(24)	26
Other	(2)	(3)	(13)
Net cash provided by (used for) financing activities	253	(53)	(167)
Effect of foreign exchange rate changes on cash and cash equivalents	1	(1)	(12)
Net increase (decrease) in cash and cash equivalents	395	(143)	209
Cash and cash equivalents at beginning of period	122	265	56
Cash and cash equivalents at end of period	$517	$122	$265
Supplemental Cash Flow Information:
Interest paid	$57	$72	$-
Income taxes paid (net of refunds)	$32	$86	$28

The Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

(In millions, shares in thousands)

	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid- In Capital	Retained Earnings	Invested Equity	Accumulated Other Comprehensive Loss	Total Equity
Balance at January 1, 2018	-	-	$-	$-	$-	$-	$2,703	$(100)	$2,603
Net income	-	-	-	-	-	2	403	-	405
Other comprehensive (loss), net of tax	-	-	-	-	-	-	-	(84)	(84)
Change in invested equity	-	-	-	-	-	-	(1,398)	-	(1,398)
Issuance of common stock and reclassification of invested equity	122,499	468	-	-	1,713	-	(1,708)	(5)	-
Stock-based compensation	-	-	-	-	4	-	-	-	4
Other	-	-	-	-	3	-	-	-	3
Balance at December 31, 2018	122,499	468	-	-	1,720	2	-	(189)	1,533
Net income	-	-	-	-	-	36	-	-	36
Other comprehensive (loss), net of tax	-	-	-	-	-	-	-	(5)	(5)
Issuance of common stock under stock-based compensation plans, net of shares withheld for employee taxes	374	147	-	(3)	-	-	-	-	(3)
Stock-based compensation	-	-	-	-	25	-	-	-	25
Adjustments due to Spin-Off	-	-	-	-	16	-	-	-	16
Balance at December 31, 2019	122,873	615	-	(3)	1,761	38	-	(194)	1,602
Net income	-	-	-	-	-	37	-	-	37
Other comprehensive income, net of tax	-	-	-	-	-	-	-	48	48
Issuance of common stock under stock-based compensation plans, net of shares withheld for employee taxes	636	285	-	(3)	1	-	-	-	(2)
Stock-based compensation	-	-	-	-	29	-	-	-	29
Issuance of common stock through public offering, net of issuance costs	19,550	-	-	-	279	-	-	-	279
Balance at December 31, 2020	143,059	900	$-	$(6)	$2,070	$75	$-	$(146)	$1,993

The Notes to Consolidated and Combined Financial Statements are an integral part of these statements.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

Note 1. Organization, Operations and Basis of Presentation

Business Description

Resideo Technologies, Inc. (“Resideo” or “the Company”), is a leading manufacturer and distributor of technology-driven products that provide critical comfort, residential thermal and security solutions to homes globally. The Company is also the leading wholesale distributor of low-voltage security products including intrusion, access control and video products and participates significantly in the broader related markets of smart home, fire, power, audio, ProAV, networking, communications, wire and cable, enterprise connectivity, and structured wiring products. The Company has a global footprint serving commercial and residential end markets.

Separation from Honeywell

The Company was incorporated in Delaware on April 24, 2018. On October 29, 2018, the Company separated from Honeywell International Inc. (“Honeywell”) becoming an independent publicly traded company as a result of a pro rata distribution of the Company’s common stock to shareholders of Honeywell (the “Spin-Off”). The Company began trading “regular way” under the ticker symbol “REZI” on the New York Stock Exchange on October 29, 2018.

In connection with the separation, Resideo and Honeywell entered into a Reimbursement Agreement (as defined in Note 2. Summary of Significant Accounting Policies), a Separation and Distribution Agreement, an Employee Matters Agreement, a Tax Matters Agreement, a Transition Services Agreement, a Trademark License Agreement and a Patent Cross-License Agreement. The agreements govern the relationship between Resideo and Honeywell following the separation and provide for the allocation of various assets, liabilities, rights, and obligations. These agreements also include arrangements for transition services provided by Honeywell to Resideo and by Resideo to Honeywell.

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

RESIDEO TECHNOLOGIES, INC.

While the Company was owned by Honeywell, a centralized approach to cash management and financing was used. Prior to the consummation of the Spin-Off, the majority of the Company’s cash was transferred to Honeywell daily and Honeywell funded the Company’s operating and investing activities as needed.

The combined financial statements prior to the Spin-Off include certain assets and liabilities that have historically been held at Honeywell corporate level but were specifically identifiable or otherwise attributable to the Company. The cash and cash equivalents held by Honeywell at the corporate level were not specifically identifiable to the Company and therefore were not attributed. Honeywell third-party debt and the related interest expense were not allocated as Honeywell’s borrowings were not directly attributable to the company. In periods subsequent to the Spin-Off, the Company made adjustments to balances transferred at the Spin-Off, including adjustments to the classification of assets or liabilities transferred. Any such adjustments are recorded directly to equity in Adjustments due to the Spin-Off and are considered immaterial.

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

RESIDEO TECHNOLOGIES, INC.

Reclassification

On January 1, 2020, the Company changed its classification of research and development expenses in the Consolidated and Combined Statements of Operations from Cost of goods sold to Selling, general and administrative expenses, such that research and development expenses are excluded from the calculation of Gross profit. This change had no impact on Net income and earnings per share or the Consolidated Balance Sheet, Consolidated and Combined Statements of Cash Flow or Equity. The Company determined the impact on previously issued consolidated and combined annual and interim financial statements was not material. The impact for the years ended December 31, 2019 and 2018 was a decrease in Cost of goods sold, an increase in Gross profit and in Selling, general and administrative expenses of $87 million and $59 million, respectively. The impact of the reclassification for the year ended December 31, 2019 is also reflected in Note 7. Restructuring Charges and Note 23. Unaudited Quarterly Financial Information.

In addition, the prior year segment information was recast to present Corporate separately. See Note 21. Segment Financial Data for additional information. Certain reclassifications have been made to the prior period financial statements to conform to the classification adopted in the current period.

Issuance of Common Stock through Public Offering

On November 17, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) which provided for the offer and sale by the Company of 17,000,000 shares of common stock of the Company at the public offering price of $15.00 per share (the “Offering”). The Offering closed on November 20, 2020. On December 14, 2020, the Company completed the closing of the exercise of the underwriters’ option to purchase an additional 2,550,000 shares of common stock of the Offering price of $15.00 per share as allowed in the Underwriting Agreement. The Company received net proceeds of approximately $279 million, after deducting underwriting discounts of $13 million and offering expenses payable by the Company of $1 million.

Note 2. Summary of Significant Accounting Policies

The World Health Organization (“WHO”) declared the novel coronavirus disease ("COVID-19") a pandemic in March 2020. Starting at the end of the first quarter and throughout the second quarter, the Company experienced constrained supply and slowed customer demand that adversely impacted the Company’s business, results of operations and overall financial performance. Although there remains uncertainty as to the continuing implications of COVID-19, during the second half of 2020 customer demand improved and on-going cost actions and transformation efforts contributed to improvements in the Company’s results of operations and overall financial performance. As there remains uncertainty around the impacts of the COVID-19 pandemic, the Company addresses and evaluates the impacts frequently. At December 31, 2020, the Company believes that the accounting policies most likely affected by the COVID-19 pandemic are the use of estimates and goodwill policies.

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

RESIDEO TECHNOLOGIES, INC.

intervals since last collection, customer performance against agreed upon payment plans, solvency of customer and any bankruptcy proceedings.

Inventories—Inventories in the Products & Solutions business are stated at the lower of cost or net realizable value, determined on a first-in, first-out basis, including direct material costs and direct and indirect manufacturing costs, or net realizable value. Inventories in the ADI Global Distribution business are stated at average cost. Reserves are maintained for obsolete and surplus items.

Property, Plant and Equipment—Property, plant and equipment are recorded at cost, less accumulated depreciation. For financial reporting, the straight-line method of depreciation is used over the estimated useful lives of 10 to 50 years for buildings and improvements, 3 to 16 years for machinery and equipment and 3 to 10 years for tooling equipment.

Goodwill—The Company performs goodwill impairment testing annually, on the first day of the fourth quarter each year or more frequently if indicators of potential impairment exist. The goodwill impairment test is performed at the reporting unit level. The Company has two reporting units, Products & Solutions and ADI Global Distribution. The Company performs its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value provided the loss recognized does not exceed the total amount of goodwill allocated to that reporting unit.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. For the 2020 annual impairment test, the Company used a weighting of fair values derived from the income approach and market approach. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. The income approach requires the exercise of significant judgment, including judgment about the amount and timing of expected future cash flows, assumed terminal value, and appropriate discount rates. Under the market approach, the Company utilizes the public company guideline method.

The Company believes the estimates and assumptions used in the calculations are reasonable. In addition, the extent to which COVID-19 may adversely impact the Company’s business depends on future developments, which are uncertain and unpredictable, depending upon severity and duration of the outbreak, and the effectiveness of actions taken globally to contain or mitigate its effects. Any resulting financial impact cannot be estimated reasonably at this time but may adversely affect the Company’s business and financial results. It is likely that into 2021, macroeconomic conditions may have unexpected impacts on the Company’s business. If there were an adverse change in facts and circumstances, then an impairment charge may be necessary in the future. Should the fair value of the Company’s reporting units fall below its carrying amount because of reduced operating performance, market declines, changes in the discount rate, or other conditions, charges for impairment may be necessary. The Company monitors its reporting units to determine if there is an indicator of potential impairment.

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

RESIDEO TECHNOLOGIES, INC.

Leases—Effective January 1, 2019, arrangements containing leases are evaluated as an operating or finance lease at lease inception. For operating leases, the Company recognizes an operating right-of-use asset and operating lease liability at lease commencement based on the present value of lease payments over the lease term.

Since an implicit rate of return is not readily determinable for the Company’s leases, an incremental borrowing rate is used in determining the present value of lease payments and is calculated based on information available at the lease commencement date. The incremental borrowing rate is determined using a portfolio approach based on the rate of interest the Company would have to pay to borrow funds on a collateralized basis over a similar term. The Company references a market yield curve consistent with the Company’s credit rating which is risk-adjusted to approximate a collateralized rate in the currency of the lease. These rates are updated on a quarterly basis for measurement of new lease obligations. Most leases include renewal options; however, generally it is not reasonably certain that these options will be exercised at lease commencement. Lease expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recognized on the Company’s balance sheet. The Company does not separate lease and non-lease components for its real estate and automobile leases.

Revenue Recognition—Product and service revenues are recognized when or as the Company transfers control of the promised products or services to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services.

In the sale of products, the terms of a contract or the historical business practice can give rise to variable consideration due to, but not limited to, discounts and rebates. The Company estimates variable consideration at the most likely amount that will be received from customers and reduces revenues recognized accordingly. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available to the Company.

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

Reimbursement Agreement—In connection with the Spin-Off the Company entered into an Indemnification and Reimbursement Agreement with Honeywell (the “Reimbursement Agreement”) on October 14, 2018, pursuant to which it has an obligation to make cash payments to Honeywell in amounts equal to 90% of payments, which include amounts billed, with respect to certain environmental claims, remediation and, to the extent arising after the Spin-Off, hazardous exposure or toxic tort claims, in each case, including consequential damages (the “liabilities”) in respect of specified Honeywell properties contaminated through historical business operations prior to the Spin-Off (“Honeywell Sites”), including the legal and other costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales. The amount payable in respect of such liabilities arising in any given year is subject to a cap of $140 million. Reimbursement Agreement expenses are presented within Other expense, net in the Consolidated and Combined Statements of Operations and within Accrued liabilities and Obligations payable under Indemnification Agreements in the Consolidated Balance Sheets. For additional information, see Note 19. Commitments and Contingencies.

RESIDEO TECHNOLOGIES, INC.

Environmental—The Company accrues costs related to environmental matters when it is probable that it has incurred a liability related to a contaminated site and the amount can be reasonably estimated. Environmental costs for the Company’s owned sites are presented within Cost of goods sold for operating sites. Prior to the Spin-off, sites now under the Reimbursement Agreement were presented within Other expense, net in the Consolidated and Combined Statements of Operations. For additional information, see Note 19. Commitments and Contingencies.

Tax Indemnification Agreement—The Tax Matters Agreement provides that Resideo is required to indemnify Honeywell for any taxes (and reasonable expenses) resulting from the failure of the Spin-Off and related internal transactions to qualify for their intended tax treatment under U.S. federal, state and local income tax law, as well as foreign tax law, where such taxes result from (a) breaches of covenants and representations the Company makes and agrees to in connection with the Spin-Off, (b) the application of certain provisions of U.S. federal income tax law to these transactions or (c) any other action taken or omission made (other than actions expressly required or permitted by the Separation and Distribution Agreement, the Tax Matters Agreement or other ancillary agreements) after the consummation of the Spin-Off that gives rise to these taxes. As of December 31, 2020 and 2019, the Company had an indemnity outstanding to Honeywell of $139 million and $149 million, respectively. See Note 19. Commitments and Contingencies.

Research and Development—The Company conducts research and development activities, which consist primarily of the development of new products as well as enhancements and improvements to existing products that substantially change the product. Research and development costs primarily relate to employee compensation and consulting fees which are charged to expense as incurred. Such costs are included in Selling, general and administrative expenses and amount to $77 million, $87 million and $59 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Advertising Costs—The Company expenses advertising costs as incurred. Advertising costs totaled $25 million and $46 million for the years ended December 31, 2020 and 2019, respectively. Prior to the Spin-Off, advertising costs were allocated from Honeywell as described in Note 5. Related Party Transactions with Honeywell. Advertising costs are included within Selling, general and administrative expense.

Defined Contribution Plans—The Company sponsors various defined contribution plans with varying terms depending on the country of employment. The Company recognized compensation expense of $18 million for both years ended December 31, 2020 and 2019 related to employer contributions to these plans. Prior to the Spin-Off, costs were allocated from Honeywell as described in Note 5. Related Party Transactions with Honeywell.

Stock-Based Compensation Plans—The principal awards issued under Resideo’s stock-based compensation plans, which are described in Note 18. Stock-Based Compensation Plans, are restricted stock units. The cost for such awards is measured at the grant date based on the fair value of the award. Some awards are issued with a market condition which are valued on the grant date utilizing a Monte Carlo simulation model. Stock options are also issued under Resideo’s stock-based compensation plans and are valued on the grant date using the Black-Scholes option pricing model.

The Black-Scholes option pricing model and the Monte Carlo simulation model require estimates of future stock price volatility, expected term, risk-free interest rate and forfeitures.

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

Pension—The Company disaggregates the service cost component of net benefit costs and reports those costs in the same line item or items in the Consolidated and Combined Statements of Operations as other compensation costs arising from services rendered by the pertinent employees during the period. The other non-service components of net benefit costs are required to be presented separately from the service cost component and outside of income from operations.

RESIDEO TECHNOLOGIES, INC.

The Company has recorded the service cost component of pension expense in Costs of goods sold and Selling, general and administrative expenses based on the classification of the employees it relates to. The remaining components of net benefit costs within pension expense, primarily interest costs and expected return on plan assets, are recorded in Other expense, net. The Company recognizes net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plans’ projected benefit obligation (the corridor) annually in the fourth quarter each year. This adjustment known as the mark to market adjustment is reported in Other expense, net.

Foreign Currency Translation—Assets and liabilities of operations outside the United States with a functional currency other than U.S. Dollars are translated into U.S. Dollars using year-end exchange rates. Revenue, costs and expenses are translated at the average exchange rates in effect during the year. Foreign currency translation gains and losses are included as a component of Accumulated other comprehensive loss.

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

Earnings Per Share—Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. For additional information, see Note 3. Earnings Per Share.

Use of Estimates—The preparation of the Company’s Consolidated and Combined Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the Consolidated and Combined Financial Statements and related disclosures in the accompanying notes. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed, and the effects of changes are reflected in the Consolidated and Combined Financial Statements in the period they are determined to be necessary. Estimates are used when accounting for stock-based compensation, pension benefits, indemnification liabilities, goodwill and intangible assets, and valuation allowances for accounts receivable, inventory, deferred tax assets, and the amounts of revenue and expenses reported during the period. The Company has used information available to identify potential impacts cause by the COVID-19 pandemic at December 31, 2020 in these estimates.

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

Upon adoption of ASU No. 2016-02, the Company recognized an aggregate lease liability of $115 million, calculated based on the present value of the remaining minimum lease payments for qualifying leases as of January 1, 2019, with a corresponding right-of-use asset of $112 million. The cumulative-effect adjustment recognized to opening retained earnings was not material. The adoption of the new guidance did not impact the Company’s Consolidated and Combined Statements of Operations or Cash Flows.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows for an entity to elect to reclassify, to retained earnings, the

RESIDEO TECHNOLOGIES, INC.

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

In August 2018, the FASB issued ASU No. 2018-14, Compensation — Retirement Benefits — Defined Benefit Plans — General (Topic 715-20): Disclosure Framework — Changes to the Disclosure Requirements for Defined Benefit Plans, which amends the current disclosure requirements regarding defined benefit pensions and other post retirement plans and allows for the removal of certain disclosures, while adding certain new disclosure requirements. The Company adopted the standard effective January 1, 2020 and the adoption did not have a material financial statement impact.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which is optional guidance related to reference rate reform that provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance is applicable for the Company’s Term Loans and Revolving Credit Facility, which use LIBOR as a reference rate, and is effective immediately, but is only available through December 31, 2022. Refer to Note 15. Long-term Debt and Credit Agreement for further details on the Company’s Term Loans and Revolving Credit Facility. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

Note 3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in millions except shares in thousands and per share data):

	Years Ended December 31,
	2020	2019	2018

Net income	$37	$36	$405

Shares used in computing basic earnings per share	125,348	122,722	122,499

Effect of dilutive securities:
Dilutive effect of common stock equivalents	976	516	125
Shares used in computing diluted earnings per share	126,324	123,238	122,624

Earnings per share:
Basic	$0.30	$0.29	$3.31
Diluted	$0.29	$0.29	$3.30

RESIDEO TECHNOLOGIES, INC.

On October 29, 2018, the date of consummation of the Spin-Off, 122,499 shares of the Company’s Common Stock, par value $0.001 per share, were distributed to Honeywell shareholders of record as of October 16, 2018. For the 2018 year to date calculation, these shares are treated as issued and outstanding from January 1, 2018 for purposes of calculating historical basic earnings per share. For December 31, 2020 and 2019, this calculation excludes 900 and 615 treasury shares, respectively.

Diluted Earnings Per Share is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of the Company’s common stock for the period. For the year ended December 31, 2018, the average market price of the Company’s common stock was calculated from the Spin-Off date to December 31, 2018. In periods where the Company has a net loss, no dilutive common shares are included in the calculation for diluted shares as they are considered anti-dilutive. For the year ended December 31, 2020, average options and other rights to purchase approximately 2.5 million shares of common stock were outstanding, all of which were anti-dilutive during the year ended December 31, 2020, and therefore excluded from the computation of diluted earnings per common share. Additionally, an average of approximately 0.5 million shares of performance-based unit awards are excluded from the computation of diluted earnings per common share for the year ended December 31, 2020 as the contingency has not been satisfied at December 31, 2020. For the year ended December 31, 2019, average option and other rights to purchase approximately 2.8 million shares of common stock were outstanding, all of which were anti-dilutive during the year ended December 31, 2019, and therefore excluded from the computation of diluted earnings per common share. Additionally, an average of approximately 0.2 million shares of performance-based unit awards are excluded from the computation of diluted earnings per common share for the year ended December 31, 2019 as the contingency has not been satisfied at December 31, 2019.

Note 4. Acquisitions

During the year ended December 31, 2020, the Company completed one acquisition which has been integrated into the ADI Global Distribution segment. On February 10, 2020, the Company completed the acquisition of privately held Herman ProAV, a leading provider and distributer of professional audio-visual products, procurement services and labor resources to systems integrators in the commercial audio-visual industry. The purchase price paid for this acquisition was approximately $36 million. In connection with this acquisition, the Company recognized goodwill and intangible assets of $4 million and $18 million, respectively. This acquisition was integrated into and builds upon ADI Global Distribution’s product portfolio and expands its presence in the pro-AV market. The Herman ProAV acquisition agreements include deferred payments for certain individuals that are contingent upon employment as well as financial performance. The Company determined that these deferred payments are accounted for as compensation expense over the requisite service period.

During the year ended December 31, 2019, the Company completed three acquisitions which have been integrated into the Products & Solutions segment. On March 28, 2019, the Company acquired all of the capital stock of Buoy Labs primarily to obtain the technology assets. Buoy provides innovative Wi-Fi enabled solutions that track the amount of water used in a home, integrating smart software and hardware that can help consumers identify potential leaks and allow consumers to act to prevent them through its subscription-based app services. On May 21, 2019, the Company acquired certain assets relating to innovative energy efficiency from Whisker Labs. The acquired technology creates a thermodynamic model of a home to accurately predict home heating and air conditioning run time and energy use to enable a homeowner to use less energy while maintaining comfort. On June 27, 2019, the Company acquired all of the membership interests of LifeWhere. LifeWhere uses machine learning and analytics to predict potential failure on critical home appliances, such as water heaters, furnaces, and air conditioners. This service provides the detailed analytics required for professional contractors to dispatch technicians with the right skills to quickly repair the appliance before it causes catastrophic failure. The aggregate purchase price paid for these acquisitions was $17 million. In connection with these acquisitions, the Company recognized goodwill and intangible assets of $10 million and $7 million, respectively.

These acquisitions have an immaterial financial statement impact on both an individual basis and when considered in the aggregate. Pro-forma disclosures are not provided as the acquisitions have an immaterial financial statement impact.

RESIDEO TECHNOLOGIES, INC.

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

During the period from January 1, 2018 until October 29, 2018, the Company was allocated $228 million of general corporate expenses incurred by Honeywell and such amounts are included within Selling, general and administrative expenses in the Consolidated and Combined Statements of Operations. As certain expenses reflected in the Consolidated and Combined Financial Statements include allocations of corporate expenses from Honeywell, these statements could differ from those that would have been prepared had the Company operated on a stand-alone basis.

All significant intercompany transactions between the Company and Honeywell have been included in these Consolidated and Combined Financial Statements. During the period from January 1, 2018 until October 29, 2018, sales to Honeywell, Cost of goods sold to Honeywell, and purchases from Honeywell were $24 million, $19 million, and $212 million, respectively. The total net effect of the settlement of these intercompany transactions is reflected in the Consolidated and Combined Statements of Cash Flows as a financing activity.

Prior to the consummation of the Spin-Off, Honeywell managed the Company’s hedging activity which included centrally hedging its exposure to changes in foreign exchange rates principally with forward contracts. Certain contracts were specifically designated to and entered on behalf of the Company with Honeywell as a counterparty and were used to hedge known or probable anticipated foreign currency sales and purchases. The Company designated these hedges as cash flow hedges and the impact to the financial statements for 2018 was not material.

While the Company was owned by Honeywell, a centralized approach to cash management and financing of operations was used. Prior to consummation of the Spin-Off, the Company’s cash was transferred to Honeywell daily and Honeywell funded the Company’s operating and investing activities as needed. Net transfers to and from Honeywell are included within Invested equity on the Consolidated and Combined Statements of Equity. The components of the net transfers to and from Honeywell as of December 31, 2018 are as follows:

December 31,
2018
General financing activities	$(383)
Distribution to Honeywell in connection with Spin-Off	(1,415)
Net contribution of assets and liabilities upon Spin-Off	81
Unbilled corporate allocations	228
Purchases from Honeywell	161
Mandatory transition tax	(85)
Other	15
Net decrease in invested equity	$(1,398)

Subsequent to the Spin-Off on October 29, 2018, transactions with Honeywell were not considered related party transactions.

RESIDEO TECHNOLOGIES, INC.

Note 6. Revenue Recognition

Disaggregated Revenue

Revenues by channel are as follows for the years ended December 31:

	Years Ended December 31,
	2020	2019	2018
Comfort	$1,079	$1,103	$1,114
Security	538	520	479
Residential Thermal Solutions	504	552	576
Products & Solutions	2,121	2,175	2,169
U.S. and Canada	2,427	2,294	2,147
EMEA (1)	480	459	456
APAC (2)	43	60	55
ADI Global Distribution	2,950	2,813	2,658
Net revenue	$5,071	$4,988	$4,827

(1)	EMEA represents Europe, the Middle East and Africa.
(2)	APAC represents Asia and Pacific countries.

A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For product sales, typically each product sold to a customer represents a distinct performance obligation. The Company recognizes the majority of its revenue from performance obligations outlined in contracts with its customers that are satisfied at a point in time. Approximately 3% of the Company’s revenue is satisfied over time. As of December 31, 2020 and December 31, 2019, contract assets and liabilities were not material.

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

Note 7. Restructuring Charges

During 2019, the Company retained industry-recognized experts in supply chain optimization and organizational excellence to assist in a comprehensive financial and operational review which was focused on product cost and gross margin improvement, and general and administrative expenses simplification. Certain restructuring actions have been implemented under this program as well as previous programs. Product & Solutions segment restructuring expenses for the years ended December 31, 2020, 2019, and 2018 were $19 million, $26 million, and $5 million, respectively. ADI Global Distribution segment restructuring expenses for the years ended December 31, 2020, 2019, and 2018 were $6 million, $4 million, and $0 million, respectively. Corporate restructuring expenses for the years ended December 31, 2020, 2019 and 2018 were $15 million, $7 million, and $0 million, respectively. Restructuring expenses for all periods are primarily related to severance.

The Company’s restructuring expenses for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Years Ended December 31,
	2020	2019	2018
Cost of goods sold	$9	$13	$4
Selling, general and administrative expenses	31	24	1
	$40	$37	$5

RESIDEO TECHNOLOGIES, INC.

The following table summarizes the status of total restructuring reserves related to severance cost included in Accrued liabilities in the Consolidated Balance Sheets:

	Years Ended December 31,
	2020	2019	2018
Beginning of year	$19	$13	$22
Charges	40	38	5
Usage	(35)	(31)	(9)
Other	-	(1)	(5)
End of year	$24	$19	$13

Note 8. Other Expense, Net

	Years Ended December 31,
	2020	2019	2018
Environmental expense	$-	$-	$323
Reimbursement Agreement expense	146	108	49
Other, net	1	10	(3)
	$147	$118	$369

Refer to Note 19. Commitments and Contingencies for further details on environmental and Reimbursement Agreement expense.

Note 9. Income Taxes

Prior to the consummation of the Spin-Off, Resideo’s operating results were included in Honeywell’s various consolidated U.S. federal and state income tax returns, as well as non-U.S. filings. For the purposes of the Company’s Consolidated and Combined Financial Statements for periods prior to the Spin-Off, Income tax expense and deferred tax balances have been recorded as if the Company filed tax returns on a standalone basis separate from Honeywell. The Separate Return Method applies the accounting guidance for income taxes to the standalone financial statements as if the Company was a separate taxpayer and a standalone enterprise prior to the separation from Honeywell.

Income before taxes

	Years Ended December 31,
	2020	2019	2018
U.S.	$(93)	$(83)	$(169)
Non-U.S.	194	154	273
	$101	$71	$104

RESIDEO TECHNOLOGIES, INC.

Income tax expense (benefit)

	Years Ended December 31,
	2020	2019	2018
Tax expense (benefit) consists of:
Current:
U.S.	$21	$23	$(26)
Non-U.S.	21	37	48
	$42	$60	$22
Deferred:
U.S.	$11	$(11)	$(15)
Non-U.S.	11	(14)	(308)
	22	(25)	(323)
	$64	$35	$(301)

	Years Ended December 31,
	2020	2019	2018
The U.S. federal statutory income tax rate is reconciled to the Company’s effective income tax rate as follows:
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Impact of foreign operations	(5.4)	(10.2)	(11.6)
U.S. state income taxes	6.4	6.6	6.4
U.S. Tax Reform and related items	-	-	(385.1)
Non-deductible indemnification costs	29.0	28.0	75.4
Executive compensation over $1 million	2.5	0.6	-
Other non-deductible expenses	3.7	2.9	-
U.S. taxation of foreign earnings	3.5	5.3	6.0
Tax credits	(0.2)	(2.6)	(2.1)
Change in tax rates	1.3	1.7	-
All other items – net	1.8	(4.7)	0.6
	63.6%	48.6%	(289.4)%

RESIDEO TECHNOLOGIES, INC.

Deferred tax assets (liabilities)

The tax effects of temporary differences and tax carryforwards which give rise to future income tax benefits and payables are as follows:

	Years Ended December 31,
	2020	2019
Deferred tax assets:
Pension	$37	$27
Other asset basis differences	70	70
Operating lease liabilities	34	33
Accruals and reserves	61	61
Net operating and capital losses	47	32
Other	-	6
Gross deferred tax assets	249	229
Valuation allowance	(60)	(32)
Total deferred tax assets	$189	$197
Deferred tax liabilities:
Other intangible assets	$(44)	$(42)
Property, plant and equipment	(25)	(22)
Operating lease assets	(32)	(32)
Other	(13)	(12)
Total deferred tax liabilities	(114)	(108)
Net deferred tax asset	$75	$89

Deferred tax assets:

The Company maintains a valuation allowance of $60 million against a portion of the non-U.S. gross deferred tax assets. Valuation allowances principally relate to foreign net operating loss carryforwards where the future potential benefits do not meet the more-likely-than-not realization test. Changes in valuation allowance positions related to historic losses resulted in increases of $20 million and $3 million to tax expense in 2020 and 2019, respectively. The remaining changes in valuation allowances relate primarily to current year net operating losses on entities from which the company already maintains valuation allowances and does not expect to receive tax benefits. In the event the Company determines that it will not be able to realize its net deferred tax assets in the future, it will reduce such amounts through an increase to tax expense in the period such determination is made. Conversely, if the Company determines that it will be able to realize net deferred tax assets in excess of the carrying amounts, it will decrease the recorded valuation allowance through a reduction to tax expense in the period that such determination is made.

The Company has not provided deferred taxes on unremitted earnings of its foreign affiliates that exist at December 31, 2020 as the earnings are considered permanently reinvested. Accordingly, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of the Company’s approximately $1.6 billion of undistributed earnings from foreign subsidiaries to the United States. It is impracticable to calculate the tax cost of repatriating the Company’s unremitted earnings which are considered indefinitely reinvested.

As of December 31, 2020, the Company has federal tax credit carryforwards of $1 million, federal net operating loss carryforwards of $2 million, and foreign net operating loss carryforwards of $196 million. The federal tax credit carryforwards expire in 2029. The federal net operating loss carryforwards expire in 2027. $178 million of foreign net operating losses can be carried forward indefinitely with the remainder expiring between 2021 and 2030.

Many jurisdictions impose limitations on the timing and utilization of net operating loss carryforwards. In those instances where the net operating loss or tax credit carryforward will not be utilized in the carryforward period due to the limitation, the deferred tax asset and amount of the carryforward have been reduced.

RESIDEO TECHNOLOGIES, INC.

As of December 31, 2020, 2019, and 2018 there were $10 million, $6 million, and $2 million of unrecognized tax benefits, respectively, that if recognized would be recorded as a component of Income tax expense. The change in unrecognized tax benefits resulted in increases (decreases) of $4 million, $4 million, and ($18) million to tax expense in 2020, 2019, and 2018, respectively. The decrease in 2018 was primarily driven by the reclassification of unrecognized tax benefits attributable to periods prior to the consummation of the Spin-Off to the indemnity payable to Honeywell under the terms of the Tax Matters Agreement.

As of December 31, 2020, 2019 and 2018 there were no unrecognized tax benefits related to examinations in progress. An immaterial amount of estimated interest and penalties related to the underpayment of income taxes is included in the liability for unrecognized tax benefits, both of which are included as a component of Income tax expense in the Consolidated and Combined Statements of Operations. The Company does not anticipate significant changes in total unrecognized tax benefits during the next twelve months.

The Company files income tax returns in the United States federal jurisdiction, all states, and various local and foreign jurisdictions. The Company’s US federal returns are no longer subject to income tax examinations for taxable years before 2016. With limited exception, state, local, and foreign income tax returns for taxable years before 2015 are no longer subject to examination.

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

Note 10. Accounts Receivable — Net

	December 31,
	2020	2019
Accounts receivable	$875	$834
Allowance for doubtful accounts	(12)	(17)
	$863	$817

Note 11. Inventories — Net

	December 31,
	2020	2019
Raw materials	$127	$121
Work in process	19	17
Finished products	526	533
	$672	$671

The expense related to inventory was $31 million, $56 million and $10 million for the years ended December 31, 2020, 2019 and 2018, respectively.

RESIDEO TECHNOLOGIES, INC.

Note 12. Property, Plant and Equipment — Net

	December 31,
	2020	2019
Machinery and equipment	$598	$562
Buildings and improvements	289	260
Construction in progress	46	57
Others	14	16
	947	895
Accumulated depreciation	(629)	(579)
	$318	$316

Depreciation expense was $56 million, $50 million and $45 million in 2020, 2019 and 2018, respectively.

Note 13. Goodwill and Other Intangible Assets — Net

Goodwill as of December 31, 2020 and 2019 for Products & Solutions was $2,037 million and $2,004 million, respectively. The increase relates to foreign currency translation adjustments. Goodwill as of December 31, 2020 and 2019 for ADI Global Distribution was $654 million and $639 million, respectively. The carrying value of goodwill increased by $4 million due to an acquisition during the year. The remainder of the increase relates to foreign currency translation adjustments.

Other intangible assets with finite lives are comprised of:

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and technology	$37	$(23)	$14	$35	$(19)	$16
Customer relationships	192	(122)	70	170	(106)	64
Trademarks	15	(8)	7	9	(7)	2
Software	146	(102)	44	139	(94)	45
	$390	$(255)	$135	$353	$(226)	$127

Other intangible assets amortization expense was $31 million, $30 million and $21 million in 2020, 2019 and 2018, respectively. Estimated intangible asset amortization expense for each of the next five years approximates $28 million in 2021, $22 million in 2022, $19 million in 2023, $17 million in 2024 and $16 million in 2025.

Note 14. Accrued Liabilities

	December 31,
	2020	2019
Obligations payable under Indemnification Agreements	$140	$140
Taxes payable	62	66
Compensation, benefit and other employee-related	105	66
Customer rebate reserve	91	78
Other	197	202
	$595	$552

Refer to Note 19. Commitments and Contingencies for further details on Obligations payable under Indemnification Agreements.

RESIDEO TECHNOLOGIES, INC.

Note 15. Long-term Debt and Credit Agreement

The Company’s debt at December 31, 2020 and December 31, 2019 consisted of the following:

	December 31,
	2020	2019
6.125% notes due 2026	$400	$400
Five-year variable rate term loan A due 2023	315	333
Seven-year variable rate term loan B due 2025	465	470
Unamortized deferred financing costs	(18)	(23)
Total outstanding indebtedness	1,162	1,180
Less: Amounts expected to be paid within one year	7	22
Total long-term debt due after one year	$1,155	$1,158

Scheduled principal repayments under the Senior Credit Facilities (defined below) and Senior Notes (defined below) subsequent to December 31, 2020 are as follows:

December 31,
2020
2021	$40
2022	57
2023	232
2024	5
2025	446
Thereafter	400
1,180
Amounts expected to be paid within one year	7
$1,173

Subsequent to December 31, 2020, the Company entered into a refinancing agreement which modified the scheduled principal repayments related to the Company’s long-term debt as described in Note 24. Subsequent Events. Among other changes, the refinancing agreement resulted in a reduction of principal repayments to be made in 2021 to $7 million which represents the Current maturities of debt in the Consolidated Balance Sheet as of December 31, 2020.

At December 31, 2020 and 2019, the interest rate for the Term Loans (defined below) was 2.51% and 4.36%, respectively. At December 31, 2020, there were no borrowings and no letters of credit issued under the $350 million Revolving Credit Facility (defined below). Interest expense presented in the Statements of Operations is from the Senior Notes and Senior Credit Facilities, which includes the amortization of debt issuance cost and debt discounts.

Senior Notes

In October of 2018, the Company issued $400 million in principal amount of 6.125% senior unsecured notes due in 2026 (the "Senior Notes"). The Senior Notes are senior unsecured and unsubordinated obligations of Resideo and rank equally with all of Resideo’s existing and future senior unsecured debt and senior to all of Resideo’s subordinated debt.

Resideo may, at its option, redeem the Senior Notes in whole or part prior to November 1, 2021, at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed, plus accrued and unpaid interest, if any, plus a “make-whole” premium. On or after November 1, 2021 Resideo may, at its option, redeem the Senior Notes in whole or in part plus accrued and unpaid interest, plus a fixed redemption percentage on the principal amount of the Senior Notes redeemed of (i) 104.594% if redeemed during the twelve-month period beginning on November 1, 2021 (ii) 103.063% if redeemed during the twelve-month period beginning on November

RESIDEO TECHNOLOGIES, INC.

1, 2022, (iii) 101.531% if redeemed during the twelve-month period beginning on November 1, 2023, or (iv) 100% if redeemed on or after November 1, 2024.

Credit Agreement

On October 25, 2018, in connection with the consummation of the Spin-Off, the Company as the borrower, entered into a credit agreement with JP Morgan Chase Bank N.A. as administrative agent (the “Credit Agreement”), which was subsequently amended on November 26, 2019 (the “Credit Agreement First Amendment”) and on November 16, 2020 (the “Credit Agreement Second Amendment”).

The Credit Agreement provides for a seven-year LIBOR plus 2.25% senior secured first-lien term B loan facility in an aggregate principal amount of $475 million (the "Term B Facility") and a five-year LIBOR plus 2.25% senior secured first-lien term A loan facility in an aggregate principal amount of $350 (the "Term A Facility" and, together with the Term B Facility, the “Term Loans” or "Term Loan Facilities”). The Company is obligated to make quarterly principal payments throughout the term of the Term Loan Facilities according to the amortization provisions in the Credit Agreement. Borrowings under the Credit Agreement are able to be prepaid at the Company’s option without premium or penalty other than a 1.00% prepayment premium that may be payable in connection with certain repricing transactions within a certain period of time after the closing date. Amounts repaid or prepaid in respect of Term Loan Facilities may not be re-borrowed.

The Credit Agreement also established a five-year senior secured first-lien revolving credit facility to be used for the Company’s working capital and other cash needs from time to time in an aggregate principal amount of $350 million (the "Revolving Credit Facility" and, together with the Term Loan Facilities, the "Senior Credit Facilities"). The interest rate on the Revolving Credit Facility borrowings are based on, at the option of the Company, either, (i) the rate of interest last quoted by The Wall Street Journal as the “prime rate” in the United States, (ii) the greater of the federal funds effective rate and the overnight bank funding rate, plus 0.75% and (iii) the one month adjusted LIBOR rate, plus 1.25% per annum. If the Company chooses to make a LIBOR borrowing on a one, two, three or six-month basis, the interest rate will be based on an adjusted LIBOR rate (which shall not be less than zero) based on the interest period for the borrowing. The applicable margin for the Term B Facility is (i) on or prior to the Credit Agreement First Amendment 2.00% per annum (for Libor loans) and 1.00% per annum (for base rate loans) and (ii) after the Credit Agreement First Amendment 2.25% per annum (for LIBOR loans) and 1.25% per annum (for base rate loans). The applicable margin for each of the Term A Facility and the Revolving Credit Facility varies (i) on or prior to the Credit Agreement First Amendment from 2.00% per annum to 1.50% per annum (for Libor loans) and 1.00% to 0.50% per annum (for base rate loans) and (ii) after the credit Agreement First Amendment from 2.25% per annum to 1.75% per annum (for LIBOR loans) and 1.25% to 0.75% per annum (for base rate loans) based on the Company’s leverage ratio. Accordingly, the interest rates for the Senior Credit Facilities will fluctuate during the term of the Credit Agreement based on changes in the base rate, LIBOR or future changes in the Company’s leverage ratio. Interest payments with respect to the borrowings are required either on a quarterly basis (for base rate loans) or at the end of each interest period (for LIBOR loans) or, if the duration of the applicable interest period exceeds three months, then every three months. The Revolving Credit Facility has a quarterly commitment fee based on the unused portion, which is determined by the Company’s leverage ratio and ranges from 0.25% to 0.35% per annum.

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

The Credit Agreement First Amendment amended the Credit Agreement to: (i) increase the levels of the maximum consolidated total leverage ratio under the Credit Agreement, to not greater than 5.25 to 1.00 for the quarter ended December 31, 2019, with step-downs to 4.75 to 1.00 starting in the quarter ending December 31, 2020, 4.25 to 1.00 starting in the quarter ending December 31, 2021, and 3.75 to 1.00 starting in the quarter ending December 31, 2022; (ii) increase each applicable interest rate margin on loans outstanding after the first amendment effective date by 25 basis points per annum, 2.25% per annum (for LIBOR loans) and 1.25% per annum (for ABR loans) in respect of the Term B Loan Facility, and based on the Company’s leverage ratio, from 2.25% per annum to 1.75% per annum (for LIBOR loans) and 1.25% to 0.75% per annum (for ABR loans) for the Term A Loan Facility and the Revolving Credit Facility; and (iii) modify the defined terms “Consolidated EBITDA” and “Pro Forma Basis” set forth in the Credit Agreement. In connection with the Credit Agreement First Amendment, the Company incurred costs of approximately $4 million. The Term Loan costs were recorded as a reduction of the principal balance of the debt and the Revolving Credit Facility costs were capitalized in Other assets.

The Credit Agreement Second Amendment amended the Credit agreement to permit the sale and leaseback transactions in an aggregate amount not to exceed $150 million for all such sale and leaseback transactions, provided that (x) each sale and leaseback transactions is undertaken on arm’s length commercial terms and (y) no Event of Default (as defined in the Credit Agreement) has occurred and is continuing or would result therefrom.

As of December 31, 2020, the Company was in compliance with all covenants related to the Credit Agreement and Senior Notes.

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

The Company’s operating lease costs for the years ended December 31, 2020 and 2019 consisted of the following:

	Years Ended December 31,
	2020	2019
Selling, general and administrative expenses	$44	$37
Cost of goods sold	17	16
Total operating lease costs	$61	$53

Total operating lease costs include variable lease costs of $16 million and $11 million for the years ended December 31, 2020 and 2019, respectively. Total operating lease costs also include offsetting sub-lease income which is immaterial for the years ended December 31, 2020 and 2019.

RESIDEO TECHNOLOGIES, INC.

The Company recognized the following related to its operating leases:

	Financial Statement Line Item	At December 31, 2020	At December 31, 2019
Operating right-of-use assets	Other assets	$133	$137
Operating lease liabilities - current	Accrued liabilities	$33	$31
Operating lease liabilities - non-current	Other liabilities	$107	$111

Maturities of the Company’s operating lease liabilities were as follows:

At December 31, 2020
2021	$40
2022	36
2023	29
2024	18
2025	12
Thereafter	30
Total lease payments	165
Less: Imputed interest	25
Present value of operating lease liabilities	$140
Weighted-average remaining lease term (years)	5.43
Weighted-average incremental borrowing rate	5.88%

Supplemental cash flow information related to the Company’s operating leases was as follows:

	Years Ended December 31,
	2020	2019
Operating cash outflows	$30	$35
Operating right-of-use assets obtained in exchange for operating lease liabilities	$26	$60

As of December 31, 2020, the Company has additional operating leases that have not yet commenced. Obligations under these leases are not material. Additionally, as a lessor, the Company leases all or a portion of certain owned properties. Rental income for the years ended December 31, 2020 and 2019 was not material.

Note 17. Financial Instruments and Fair Value Measures

Credit and Market Risk—The Company continually monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. The terms and conditions of credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer.

Foreign Currency Risk Management—The Company conducts its business on a multinational basis in a wide variety of foreign currencies. It is exposed to market risks from changes in currency exchange rates. These exposures may impact future earnings and/or operating cash flows. The exposure to market risk for changes in foreign currency exchange rates arises from transactions arising from international trade, foreign currency denominated monetary assets and liabilities, and international financing activities between subsidiaries. The Company relies primarily on natural offsets to address the exposures and may supplement this approach from time to time by entering into forward and option hedging contracts. As of December 31, 2020 and 2019, the Company had no forward or hedging contracts.

RESIDEO TECHNOLOGIES, INC.

Senior Notes and Credit Agreement—As of December 31, 2020, the Company assessed the amount recorded under the Term Loans, the Senior Notes, and the Revolving Credit Facility. The Term A Loan Facility, Term B Loan Facility and the Senior Notes’ fair values are approximately $305 million, $461 million and $422 million, respectively. The Company determined that the Revolving Credit Facility approximated fair value. The fair values of the debt are based on the quoted inactive prices and are therefore classified as Level 2 within the valuation hierarchy.

The carrying value of cash and cash equivalents, accounts receivables - net, and accounts payables contained in the Consolidated Balance Sheets approximates fair value.

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

Note 18. Stock-Based Compensation Plans

On October 29, 2018, the Board adopted, and Honeywell, as the Company’s sole shareholder, approved, the 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates and the 2018 Stock Incentive Plan for Non-Employee Directors of Resideo Technologies, Inc. as may be amended from time to time (together, the “Stock Incentive Plan”). On or about December 21, 2018, the Board adopted the Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates. The Stock Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock units, restricted stock, other stock-based awards and cash-based awards. The maximum aggregate number of shares of the Company’s common stock that may be issued under awards granted under the Stock Incentive Plan is 16 million. As of December 31, 2020, 7,664,452 shares of the Company’s common stock were available to be granted under the Stock Incentive Plan.

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

•	117,145 RSUs were granted to members of the Board of Directors for annual director compensation with one to four-year vesting periods in accordance with the Stock Incentive Plan

RESIDEO TECHNOLOGIES, INC.

The following table summarizes RSU activity related to the Stock Incentive Plan during the years ended December 31, 2020 and 2019:

	RSUs
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested as of January 1, 2019	3,338,184	$24.05
Granted	1,607,204	21.83
Vested	(509,366)	23.78
Forfeited	(641,491)	24.07
Non-vested as of December 31, 2019	3,794,531	23.14
Granted	3,057,775	9.45
Vested	(921,060)	21.07
Forfeited	(731,482)	18.57
Non-vested as of December 31, 2020	5,199,764	$16.10

As of December 31, 2020, there was approximately $22 million of total unrecognized compensation cost related to non-vested RSUs granted under the Stock Incentive Plan, which is expected to be recognized over a weighted-average period of 1.6 years. The fair value of RSUs that vested during the year ended December 31, 2020 is $9 million. Included in the outstanding RSUs are 867,732 performance-based RSU's as of December 31, 2020 and the related expense was $2 million during the year ended December 31, 2020.

Summary of Stock Option Activity

Stock option awards entitle the holder to purchase shares of common stock at a specific price when the options vest. Stock options typically vest over three years from the date of grant and expire seven years from the grant date.

The fair value of stock options was calculated using the following assumptions in the Black-Scholes model:

December 31,
	2020	2019
Expected stock price volatility	31% - 37%	30% - 32%
Expected term of options	4.5 years	4.5 years
Expected dividend yield	—	—
Risk-free interest rate	0.25% - 1.41%	2.22% - 2.47%

The aggregate intrinsic value disclosed below represents the total intrinsic value (the difference between the fair market value of the Company’s common stock as of December 31, 2020, and the exercise price, multiplied by the number of in-the-money service-based stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2020. This amount is subject to change based on changes to the fair market value of the Company’s common stock.

RESIDEO TECHNOLOGIES, INC.

The following table summarizes stock option activity related to the Stock Incentive Plan during the year ended December 31, 2020:

	Stock Options
	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value
Stock Options outstanding as of January 1, 2019	-	$-	-	$-
Granted	1,155,566	24.37
Forfeited	(165,312)	24.39
Stock Options outstanding as of December 31, 2019	990,254	24.36	6.0	-
Granted	1,083,665	9.17
Forfeited	(348,696)	18.39
Stock Options outstanding as of December 31, 2020	1,725,223	15.98	4.9	12
Vested and expected to vest at December 31, 2020	1,446,606	16.97	4.7	9
Exercisable at December 31, 2020	442,013	$23.13	2.3	$-

Stock options granted during the year ended December 31, 2020 had a weighted average grant date fair value per share of $2.61. As of December 31, 2020, there was approximately $1 million of total unrecognized compensation cost related to non-vested stock options granted under the Stock Incentive Plan, which is expected to be recognized over a weighted-average period of 1.5 years. No stock options were exercised during the year ended December 31, 2020.

Summary of Stock-Based Compensation

The following table summarizes stock-based compensation expense and the related tax benefits under the Company’s plans:

	Years Ended December 31,
	2020	2019	2018
Stock-based compensation expense before income taxes	$29	$25	$20
Less: Income tax expense (benefit)	1	(1)	(5)
Stock-based compensation expense, net of income taxes	$30	$24	$15

Certain share-based compensation expense relates to stock-based awards awarded to key employees of the Company as part of Honeywell’s incentive compensation plans prior to the Spin-Off. Such share-based compensation expense was $16 million for the period from January 1, 2018 until October 29, 2018.

Note 19. Commitments and Contingencies

Environmental Matters

The Company is subject to various federal, state, local, and foreign government requirements relating to the protection of the environment. It believes that, as a general matter, its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and personal injury and that its handling, manufacture, use and disposal of hazardous substances are in accordance with environmental and safety laws and regulations. The Company has incurred remedial response and voluntary cleanup costs for site contamination and is a party to claims associated with environmental and safety matters, including products containing hazardous substances. Additional claims and costs involving environmental matters are likely to continue to arise in the future.

RESIDEO TECHNOLOGIES, INC.

With respect to environmental matters involving site contamination, the Company continually conducts studies, individually or jointly with other potentially responsible parties, to determine the feasibility of various remedial techniques. It is its policy to record appropriate liabilities for environmental matters when remedial efforts or damage claim payments are probable and the costs can be reasonably estimated. Such liabilities are based on the best estimate of the undiscounted future costs required to complete the remedial work. The recorded liabilities are adjusted periodically as remediation efforts progress or as additional technical, regulatory or legal information becomes available. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other potentially responsible parties, technology and information related to individual sites, the Company does not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of the Company’s recorded liabilities. The Company expects to fund expenditures for these matters from operating cash flow. The timing of cash expenditures depends on a number of factors, including the timing of remedial investigations and feasibility studies, the timing of litigation and settlements of remediation liability, personal injury and property damage claims, regulatory approval of cleanup projects, remedial techniques to be utilized, and agreements with other parties.

The Company accrues costs related to environmental matters when it is probable that it has incurred a liability related to a contaminated site and the amount can be reasonably estimated. Environmental-related expenses for sites owned and operated by Resideo are presented within Cost of goods sold in the Consolidated and Combined Statements of Operations. Prior to the Spin-Off, expenses related to Honeywell Sites now under the Reimbursement Agreement were presented within Other expense, net in the Consolidated and Combined Statements of Operations.

The following table summarizes information concerning the recorded liabilities for environmental costs for the year ended December 31, 2020, 2019 and 2018. On October 29, 2018, upon the consummation of the Spin-Off, certain environmental liabilities became subject to the Reimbursement Agreement and were reclassified to Obligations payable under Indemnification Agreements. For additional information, see Reimbursement Agreement below.

	Years Ended December 31,
	2020	2019	2018
Beginning balance	$22	$20	$537
Accruals for environmental matters deemed probable and reasonably estimable	1	2	340
Less: Environmental liability payments	(1)	-	(179)
Less: Change due to the Reimbursement Agreement payments	-	-	(86)
Less: Liabilities subject to the Reimbursement Agreement payments	-	-	(592)
Ending balance	$22	$22	$20

The $86 million change for the year ended December 31, 2018 due to the Reimbursement Agreement represents a reduction in the estimated liability driven by the terms of Reimbursement Agreement at October 29, 2018. Pursuant to the Reimbursement Agreement, the Company is responsible to indemnify Honeywell in amounts equal to 90% of the environmental-liability payments of certain sites, less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales. Prior to the Spin-Off, the Company’s estimated liability for resolution of the same pending and future environmental-related liabilities was calculated as if it was responsible for 100% of the environmental-liability payments. In addition, prior to the Spin-Off, these costs were calculated on the gross basis, excluding any insurance receipts or proceeds received by Honeywell.

The Company does not currently possess sufficient information to reasonably estimate the amounts of environmental liabilities to be recorded upon future completion of studies, litigation or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined although they could be material to the Company’s consolidated and combined results of operations and operating cash flows in the periods recognized or paid.

RESIDEO TECHNOLOGIES, INC.

Obligations Payable Under Indemnification Agreements

In connection with the Spin-Off, the Company entered into a Reimbursement Agreement and a tax matters agreement (the “Tax Matters Agreement”) (collectively, the “Indemnification Agreements”) which are further described below.

Reimbursement Agreement

On October 29, 2018, in connection with the Spin-Off, the Company entered into the Reimbursement Agreement pursuant to which the Company has an obligation to make cash payments to Honeywell in amounts equal to 90% of payments for certain Honeywell environmental-liability payments, which include amounts billed (“payments”), less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales (the “recoveries”). The amount payable by the Company in respect of such liabilities arising in respect of any given year is subject to a cap of $140 million.

Payments in respect of the liabilities arising in a given year will be made quarterly throughout such year on the basis of an estimate of the liabilities and recoveries provided by Honeywell. Following the end of any such year, Honeywell will provide the Company with a calculation of the amount of payments and the recoveries actually received.

Payment amounts under the Reimbursement Agreement will be deferred to the extent that a specified event of default has occurred and is continuing under certain indebtedness, including under the Credit Agreement, or the payment thereof causes the Company to not be compliant with certain financial covenants in certain indebtedness, including the Company’s Credit Agreement on a pro forma basis, including the maximum total leverage ratio (ratio of consolidated debt to consolidated EBITDA, which excludes any amounts owed to Honeywell under the Reimbursement Agreement), and the minimum interest coverage ratio.

The obligations under the Reimbursement Agreement will continue until the earlier of: (1) December 31, 2043; or (2) December 31 of the third consecutive year during which the annual reimbursement obligation (including in respect of deferred payment amounts) has been less than $25 million.

During the year, the Company and Honeywell entered into several amendments to the Reimbursement Agreement. These amendments included modifications of certain covenants in Exhibit G to conform to the amended covenants included in the Credit Agreement First Amendment, deferment of certain payments under the Reimbursement Agreement to later in the year, and amendment of Exhibit G to, among other things, permit sale and leaseback transaction. An aggregate amount of up to $150 million would be permitted thereunder so long as the same conditions that are applicable under the Credit Agreement are satisfied.

On February 12, 2021, the Company entered into another amendment with Honeywell. See Note 24. Subsequent Events for a further discussion of this amendment.

The following table summarizes information concerning the Company’s Reimbursement Agreement liabilities:

	Years Ended December 31,
	2020	2019	2018
Beginning balance	$585	$616	$-
Liabilities subject to the Reimbursement Agreement payments	-	-	592
Accruals for indemnification liabilities deemed probable and reasonably estimable	146	179	49
Reduction (1)	-	(71)	-
Indemnification payment	(140)	(139)	(25)
Ending balance(2)	$591	$585	$616

RESIDEO TECHNOLOGIES, INC.

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

Reimbursement Agreement liabilities are included in the following balance sheet accounts:

	Years Ended December 31,
	2020	2019
Accrued liabilities	$140	$140
Obligations payable under Indemnification Agreements	451	445
	$591	$585

The Company does not currently possess sufficient information to reasonably estimate the amounts of indemnification liabilities to be recorded upon future completion of studies, litigation or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined although they could be material to the Company’s consolidated and combined results of operations and operating cash flows in the periods recognized or paid.

Independent of the Company’s payments under the Reimbursement Agreement, the Company will have ongoing liability for certain environmental claims which are part of the Company’s going forward business.

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

As of December 31, 2020, and 2019, the Company had an indemnity outstanding to Honeywell for future tax payments of $139 million and $149 million, which is included in Obligations payable under Indemnification Agreements.

Trademark Agreement

The Company and Honeywell entered into a 40-year Trademark License Agreement (the “Trademark Agreement”) that authorizes the Company’s use of certain licensed trademarks in the operation of Resideo’s business for the advertising, sale and distribution of certain licensed products. In exchange, the Company will pay a royalty fee of 1.5% on net revenue to Honeywell related to such licensed products which is recorded in Selling, general and administrative expense on the Consolidated and Combined Statements of Operations. For the years ended December 31, 2020, 2019, and 2018, royalty fees were $26 million, $27 million, and $4 million, net of a one-time credit of $2 million received in December 31, 2018 for inventory on hand as of the Spin-Off, respectively.

RESIDEO TECHNOLOGIES, INC.

Other Matters

The Company is subject to lawsuits, investigations and disputes arising out of the conduct of its business, including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employee matters, intellectual property, and environmental, health and safety matters. The Company recognizes a liability for any contingency that is probable of occurrence and reasonably estimable. The Company continually assesses the likelihood of adverse judgments for outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. No such matters are material to the Company’s unaudited financial statements.

The Company, the Company’s former CEO Michael Nefkens, the Company’s former CFO Joseph Ragan, and the Company’s former CIO Niccolo de Masi are named defendants of a class action securities suit in the U.S. District Court for the District of Minnesota styled In re Resideo Technologies, Inc. Securities Litigation, 19-cv-02863 (the “Securities Litigation”). The Securities Litigation is a class action securities suit with the class defined as all persons or entities who purchased or otherwise acquired common stock of Resideo during the class period of October 29, 2018 to November 6, 2019. The complaint asserts claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, broadly alleging, among other things, that the defendants (or some of them) made false and misleading statements regarding, among other things, Resideo’s business, performance, the efficiency of its supply chain, operational and administrative issues resulting from the spin-off from Honeywell, certain business initiatives, and financial guidance in 2019. The defendants filed a motion to dismiss the complaint on July 10, 2020. The motion to dismiss has been fully briefed and a hearing was held on the motion on December 1, 2020. The court has not yet issued its decision regarding the motion to dismiss. The Company and the plaintiffs are scheduled to participate in a mediation on February 25, 2021, in an effort to settle the Securities Litigation. There can be no assurance that a settlement will be reached. If a settlement cannot be reached, the Company intends to vigorously defend against the allegations in the Securities Litigation. However, there can be no assurance that the defense will be successful.

On July 7, 2020, Jawad A. Ayaz as Trustee of the Shiv Venkatasetty 2016 Trust (“Derivative Plaintiff”) filed a shareholder derivative complaint (the “Derivative Complaint”) against certain current or former directors and officers of the Company (“Derivative Defendants”) in the District Court for the District of Delaware, captioned Ayaz v. Nefkens, 20-cv-00915. Derivative Plaintiff alleges generally that Derivative Defendants breached fiduciary duties owed to the Company by allegedly causing or allowing the Company to make materially false and misleading statements to the public regarding the Company’s business operations and financial prospects. Derivative Plaintiff also alleges that the Company’s 2019 proxy statement was materially false and misleading, in violation of Section 14(a) of the Securities Exchange Act of 1934, and asserts claims of corporate waste and unjust enrichment, among other allegations, and relies on a similar set of facts as alleged in the Securities Litigation. The Derivative Complaint seeks declaratory relief and unspecified money damages on behalf of the Company. On July 28, 2020, certain of the Derivative Defendants filed a stipulation to stay the proceedings pending the resolution of the motion to dismiss in the Securities Litigation. An additional shareholder derivative complaint was filed on August 12, 2020, by Plaintiff Daniel Sanclemente (the “Sanclemente Action”) on behalf of the Company in the District Court for the District of Delaware, captioned Sanclemente v. Nefkens, 20-cv-1062, alleging substantially the same facts and making substantially the same claims against the same defendants as in the Derivative Complaint. The District Court has consolidated the Derivative Complaint and the Sanclemente Action. The consolidated action is styled In re Resideo Technologies, Inc. Derivative Litigation, 20-cv-00915 (the “Derivative Action”), and lead counsel has been appointed. Additionally, the court has granted a stipulation to stay the consolidated action pending the resolution of the motion to dismiss in the Securities Litigation. On August 28, 2020, Riviera Beach Police Pension Fund (“Riviera Beach”) filed a motion to intervene in the Derivative Action. On September 18, 2020, Riviera Beach and the existing plaintiffs reached an agreement regarding the leadership structure of the Derivative Action in the event that Riviera Beach files its own complaint in the future, and in connection therewith, Riviera Beach withdrew its motion to intervene. The Company intends to defend this action vigorously, but there can be no assurance that the defense will be successful.

RESIDEO TECHNOLOGIES, INC.

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

	Years Ended December 31,
	2020	2019	2018
Beginning balance	$25	$26	$17
Accruals for warranties/guarantees issued during the year	21	15	17
Adjustment of pre-existing warranties/guarantees	(7)	-	(1)
Settlement of warranty/guarantee claims	(17)	(16)	(7)
Ending balance	$22	$25	$26

Purchase Commitments

The Company’s unconditional purchase obligations include purchase commitments with suppliers and other obligations entered in to during the normal course of business regarding the purchase of goods and services. As of December 31, 2020, the Company’s estimated minimum obligations associated with unconditional purchase obligations, which are not recognized in the Company’s Consolidated Balance Sheet, were $16 million in 2021, $17 million in 2022, $9 million in 2023 and $3 million in 2024. For the years ended December 31, 2020 and 2019, purchases related to these obligations were $15 million and $26 million, respectively. Purchases under these obligations were not material for the year ended December 31, 2018.

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

The related pension expense was allocated based on annual service cost of active participants and reported within Costs of goods sold and Selling, general and administrative expenses in the Consolidated and Combined Statements of Operations. The pension expense related to participation in the Shared Plans for the period from January 1, 2018 until October 29, 2018 and the year ended December 31, 2018 was $11 million and $16 million, respectively.

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

	U.S. Plans			Non-U.S. Plans
	2020	2019	2018	2020	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year (1)	$344	$286	$279	$137	$93	$95
Service cost	7	5	1	7	5	1
Interest cost	11	13	2	1	2	-
Actuarial losses (gains)	38	51	5	6	27	(3)
Net benefits paid	(4)	(13)	(1)	-	-	-
Settlements	(22)	-	-	(6)	(3)	-
Other	-	2	-	2	13	-
Exchange rate adjustments	-	-	-	14	-	-
Benefit obligation at end of year	374	344	286	161	137	93
Change in plan assets:
Fair value of plan assets at beginning of year (1)	331	274	279	27	20	20
Actual return (loss) on plan assets	35	70	(4)	-	2	-
Contributions	1	-	-	2	2	-
Net benefits paid	(4)	(13)	(1)	-	1	-
Settlements	(22)	-	-	(6)	(3)	-
Other	(1)	-	-	3	5	-
Exchange rate adjustments	-	-	-	2	-	-
Fair value of plan assets at end of year	340	331	274	28	27	20
Funded status of plans (non-current)	$(34)	$(13)	$(12)	$(133)	$(110)	$(73)

(1)	2018 "Beginning of year" is the Spin-Off date, October 29, 2018.

The benefit obligation generated a global net actuarial loss of $44 million for the year ended December 31, 2020. A global decrease in discount rates over the course of the year was the main driver, generating a total loss of $50 million across all plans, partially offset by gains on inflation related assumptions of approximately $5 million (driven primarily by inflation/pension increase assumption in the Germany, which resulted in a gain of $5 million), and by gains on demographic assumptions of approximately $2 million (driven primarily by change in mortality assumption in the U.S., which resulted in a gain of $2 million). Experience losses added $1 million of net actuarial loss globally, while losses from other assumption changes were not significant.

Actual return on plan assets for the year ended December 31, 2020 was higher than expected due to equity and bonds performance being above expectations leading to an additional asset gain of $17 million globally, for a total asset return of $35 million globally.

Amounts recognized in Accumulated other comprehensive (loss) associated with pension plans at December 31, 2020 and 2019 are as follows:

	U.S. Plans		Non-U.S. Plans
	2020	2019	2020	2019
Prior service credit	$(2)	$(3)	$-	$-
Net actuarial loss	30	12	14	13
Net amount recognized	$28	$9	$14	$13

RESIDEO TECHNOLOGIES, INC.

The components of net periodic benefit cost and other amounts recognized in Comprehensive income for pension plans include the following components:

	U.S. Plans			Non-U.S. Plans
	2020	2019	2018 (1)	2020	2019	2018 (1)
Net Periodic Benefit Cost
Service cost	$7	$5	$1	$7	$5	$1
Interest cost	11	13	2	1	2	-
Expected return on plan assets	(17)	(16)	(3)	(1)	(1)	-
Amortization of prior service credit	(1)	(1)	-	-	-	-
Mark to market adjustment	-	1	-	6	16	-
Other	3	-	-	-	2	-
Net periodic benefit cost	$3	$2	$-	$13	$24	$1

(1)	2018 begins at the Spin-Off date, October 29, 2018. Activity before the Spin-Off date was recognized under the Shared Plans.

The components of net periodic benefit cost other than the service cost are included in Other expense, net in the Consolidated and Combined Statements of Operations for the years ended December 31, 2020, 2019 and 2018.

	U.S. Plans			Non-U.S. Plans
	2020	2019	2018 (1)	2020	2019	2018 (1)
Other Changes in Plan Assets and Benefits Obligations Recognized in Other Comprehensive Loss (Income)
Actuarial losses (gains)	$38	$51	$12	$6	$26	$(3)
Excess return on plan assets(2)	(17)	(54)	-	-	(1)	-
Actuarial gains recognized during the year	(2)	-	-	(6)	(17)	-
Other	-	-	-	1	-	-
Total recognized in other comprehensive loss (income)	$19	$(3)	$12	$1	$8	$(3)
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$22	$(1)	$12	$14	$32	$(2)

(1)	2018 begins at the Spin-Off date, October 29, 2018. Activity before the Spin-Off date was recognized under the Shared Plans.
(2)	Represents actual return on plan assets in excess of the expected return.

RESIDEO TECHNOLOGIES, INC.

Significant actuarial assumptions used in determining the benefit obligations and net periodic benefit (income) cost for benefit plans are presented in the following table as weighted averages.

	U.S. Plans			Non-U.S. Plans
	2020	2019	2018	2020	2019	2018
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	2.7%	3.3%	4.5%	0.7%	1.1%	1.9%
Interest crediting rate	6.0%	6.0%	6.0%	1.5%	1.5%	1.5%
Expected annual rate of compensation increase	3.5%	3.4%	3.4%	2.4%	2.4%	2.3%
Actuarial assumptions used to determine net periodic benefit cost for the twelve months ended December 31:
Discount rate - benefit obligation	3.3%	4.5%	4.5%	1.1%	2.0%	1.9%
Interest crediting rate	6.0%	6.0%	6.0%	1.5%	1.5%	1.5%
Expected rate of return on plan assets	5.4%	5.7%	5.7%	2.7%	2.8%	3.3%
Expected annual rate of compensation increase	3.4%	3.4%	3.4%	2.4%	2.4%	2.3%

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

The expected rate of return on U.S. plan assets of 5.4% is a long-term rate based on historical plan asset returns over varying long-term periods combined with current market conditions and broad asset mix considerations. The Company reviews the expected rate of return on an annual basis and revises it as appropriate.

For non-U.S. benefit plans, actuarial assumptions reflect economic and market factors relevant to each country.

The following amounts relate to pension plans with accumulated benefit obligations exceeding the fair value of plan assets.

	December 31,
	U.S. Plans		Non-U.S. Plans
	2020	2019	2020	2019
Projected benefit obligation	$374	$344	$161	$137
Accumulated benefit obligation	$358	$332	$139	$116
Fair value of plan assets	$340	$331	$28	$27

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

RESIDEO TECHNOLOGIES, INC.

A majority of the U.S. pension plan assets as of December 31, 2020 do not have published pricing and are valued using Net Asset Value (“NAV”) which approximates fair value. NAV by asset category and fair value by asset category are as follows for December 31, 2020 and 2019:

	U.S. Plans
	December 31, 2020					December 31, 2019
	Total	NAV	Level 1	Level 2	Level 3	Total	NAV	Level 1	Level 2	Level 3
Cash	$6	$1	$5	$-	$-	$4	$-	$4	$-	$-
Equity	105	105	-	-	-	100	100	-	-	-
Investment funds	14	14	-	-	-	15	15	-	-	-
U.S. treasury obligations	16	16	-	-	-	132	132	-	-	-
Government bonds	41	41	-	-	-	32	32	-	-	-
Corporate bonds	126	126	-	-	-	16	16	-	-	-
Real estate / property	32	32	-	-	-	32	32	-	-	-
Total assets at fair value	$340	$335	$5	$-	$-	$331	$327	$4	$-	$-

The fair values of the non-U.S. pension plan assets as by asset category are as follows:

	Non-U.S. Plans
	December 31, 2020				December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Equity	$1	$1	$-	$-	$1	$1	$-	$-
Government bonds	1	-	1	-	1	-	1	-
Corporate bonds	-	-	-	-	1	-	1	-
Insurance contracts	10	-	-	10	8	-	-	8
Other	16	-	-	16	16	-	-	16
Total assets at fair value	$28	$1	$1	$26	$27	$1	$2	$24

5

The following table summarizes changes in the fair value of Level 3 assets for Non-U.S. plans:

Non-U.S. Plans
Balance at October 29, 2018	$5
Return on plan assets	1
Purchases, sales and settlements, net	-
Balance at December 31, 2018	6
Return on plan assets	2
Purchases, sales and settlements, net	15
Other	1
Balance at December 31, 2019	24
Return on plan assets	-
Purchases, sales and settlements, net	(1)
Other	3
Balance at December 31, 2020	$26

RESIDEO TECHNOLOGIES, INC.

Corporate Bonds and Government Bonds held as of December 31, 2020 and 2019 are valued either by using pricing models, bids provided by brokers or dealers, quoted prices of securities with similar characteristics or discounted cash flows and as such include adjustments for certain risks that may not be observable such as credit and liquidity risks. Other investments as of December 31, 2020 and 2019 and Insurance Contracts are classified as Level 3 as there are neither quoted prices nor other observable inputs for pricing. Insurance Contracts are issued by insurance companies and are valued at cash surrender value, which approximates the contract fair value. Other investments consist of a collective pension foundation that is valued and allocated by the plan administrator.

The Company utilizes the services of retirement and investment consultants to actively manage the assets of the Company’s pension plans. The Company has established asset allocation targets and investment guidelines based on the guidance of the consultants. The Company’s target allocations are 51% fixed income investments, 29% global equity investments, 10% global real estate investments and 10% cash and other investments.

The Company’s general funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. In 2020, it was not required to make contributions to the U.S. pension plans, however $1 million of contributions were made. There is no requirement to make any contributions to the U.S. pension plans in 2021. In 2020, contributions of $2 million were made to the non-U.S. pension plans to satisfy regulatory funding requirements. In 2021, the Company expects to make contributions of cash and/or marketable securities of approximately $2 million to the non-U.S. pension plans to satisfy regulatory funding standards. Contributions for both the U.S. and non-U.S. pension plans do not reflect benefits paid directly from Company assets.

Benefit payments, including amounts to be paid from Company assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

	U.S. Plans	Non-U.S. Plans
2021	$19	$2
2022	$20	$2
2023	$21	$2
2024	$23	$3
2025	$23	$3
2026-2030	$114	$21

Note 21. Segment Financial Data

In May 2020, the Board appointed Jay Geldmacher as President and CEO of the Company. As part of this transition, during the fourth quarter of 2020, the format of the Chief Operating Decision Maker's reporting package was modified which resulted in changes to how business operations are presented.

The Company continues to monitor its business operations through two operating segments, Products & Solutions and ADI Global Distribution. The Company now reports Corporate separately from the two operating segments. The reporting package also includes segment Operating profit, which replaces Segment Adjusted EBITDA as a performance metric.

These changes were designed to better align accountability and authority, give a clearer view into the operational performance of the two segments and increase accountability for management of corporate spending. As a result, the Company recast prior periods to conform with the new fourth quarter 2020 presentation.

Products & Solutions—The Products & Solutions business is a leading global provider of products, software solutions and technologies that help homeowners stay connected and in control of their comfort, security and energy use.

ADI Global Distribution—The ADI Global Distribution business is the leading wholesale distributor of low-voltage security products including intrusion, access control and video products and participates significantly in

RESIDEO TECHNOLOGIES, INC.

the broader related markets of smart home, fire, access control, power, audio, ProAV, networking, communications, wire and cable, enterprise connectivity, and structured wiring products.

Corporate—Corporate includes headquarter type expenses associated with legal, finance, information technology, human resources, strategy and communications related to the Corporate office as well as supporting the operating segments, but do not relate directly to revenue-generating activities.

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance.

	Years Ended December 31,
	2020	2019	2018
Revenue
Total Products & Solutions revenue	$2,488	$2,487	$2,474
Less: Intersegment revenue	367	312	305
External Products & Solutions revenue	2,121	2,175	2,169
External ADI Global Distribution revenue	2,950	2,813	2,658
Total revenue	$5,071	$4,988	$4,827

	Years Ended December 31,
	2020	2019	2018
Operating profit
Products & Solutions	$407	$327	$591
ADI Global Distribution	194	210	205
Corporate	(290)	(279)	(303)
Total	$311	$258	$493

	Years Ended December 31,
	2020	2019	2018
Depreciation and amortization
Products & Solutions	$63	$62	$48
ADI Global Distribution	12	10	10
Corporate	11	8	8
Total	$86	$80	$66

	Years Ended December 31,
	2020	2019	2018
Capital expenditures
Products & Solutions	$41	$71	$61
ADI Global Distribution	15	5	5
Corporate	14	19	15
Total	$70	$95	$81

The Company’s CODM does not use segment assets information to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.

RESIDEO TECHNOLOGIES, INC.

Note 22. Geographic Areas—Financial Data

	Net Revenue (1) Years Ended December 31,			Long-lived Assets (2) December 31,
	2020	2019	2018	2020	2019	2018
United States	$3,543	$3,423	$3,289	$260	$272	$184
Europe	1,121	1,117	1,138	144	136	91
Other International	407	448	400	47	45	25
	$5,071	$4,988	$4,827	$451	$453	$300

(1)

Revenue between geographic areas approximate market and is not significant. Net revenue is classified according to their country of origin. Included in United States net revenue are export sales of $21 million, $27 million and $31 million in 2020, 2019 and 2018, respectively.

(2)

Long-lived assets are comprised of Property, plant and equipment – net and lease right-of-use assets. The Company has restated long-lived assets as of December 31, 2019 to include lease right-of-use assets, resulting in an increase in long-lived assets of $86 million in the United states, $33 million in Europe and $18 million in Other International.

Note 23. Unaudited Quarterly Financial Information

The following tables show selected unaudited quarterly results of operations for 2020 and 2019. The quarterly data have been prepared on the same basis as the audited annual financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the results of operations for these periods.

	2020
	Q1	Q2	Q3	Q4	Year Ended December 31,
Net revenue	$1,179	$1,029	$1,362	$1,501	$5,071
Gross profit	284	236	370	423	1,313
Net (loss) income	(21)	(76)	75	59	37
Earnings (loss) per share -basic	(0.17)	(0.62)	0.61	0.45	0.30
Earnings (loss) per share - diluted	(0.17)	(0.62)	0.60	0.44	0.29

	2019
	Q1	Q2	Q3	Q4	Year Ended December 31,
Net revenue	$1,216	$1,242	$1,226	$1,304	$4,988
Gross profit	332	323	309	313	1,277
Net income (loss)	48	(11)	8	(9)	36
Earnings (loss) per share - basic	0.39	(0.09)	0.07	(0.07)	0.29
Earnings (loss) per share - diluted	0.39	(0.09)	0.06	(0.07)	0.29

Note 24. Subsequent Events

Amended and Restated Credit Agreement

On February 12, 2021, the Company entered into an amended and restated credit agreement (the “A&R Credit Agreement”). The A&R Credit Agreement provides for (i) a seven-year senior secured term B loan facility in an aggregate principal amount of $950 million (the “A&R Term B Facility”) and (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of $500 million (the “A&R Revolving Credit Facility” and, together with the Term Loan Facilities, the “A&R Senior Credit Facilities”).

The Company is obligated to make quarterly principal payments of approximately $2.4 million throughout the term of the A&R Term B Facility according to the amortization provisions in the A&R Credit Agreement. In addition to paying interest on outstanding borrowings under the A&R Revolving Credit Facility, the Company is

RESIDEO TECHNOLOGIES, INC.

required to pay a quarterly commitment fee based on the unused portion of the A&R Revolving Credit Facility. Borrowings under the A&R Credit Agreement can be prepaid at the Company’s option without premium or penalty other than a 1.00% prepayment premium that may be payable in connection with certain repricing transactions within a certain period of time after the closing date. Up to $75 million may be utilized under the A&R Revolving Credit Facility for the issuance of letters of credit to the Company or any of the Company’s subsidiaries. Letters of credit are available for issuance under the A&R Credit Agreement on terms and conditions customary for financings of this kind, which issuances will reduce the available funds under the A&R Revolving Credit Facility.

The A&R Senior Credit Facilities are subject to an interest rate and interest period which the Company will elect. If the Company chooses to make a base rate borrowing on an overnight basis, the interest rate will be based on the highest of (1) the rate of interest last quoted by The Wall Street Journal as the “prime rate” in the United States, (2) the greater of the federal funds effective rate and the overnight bank funding rate, plus 0.5% and (3) the one month adjusted LIBOR rate, plus 1.00% per annum. For the A&R Term Loan B, the applicable LIBOR rate will not be less than 0.50% per annum. The applicable margin for the A&R Term B Facility is 2.25% per annum (for LIBOR loans) and 1.25% per annum (for base rate loans). The applicable margin for the A&R Revolving Credit Facility varies from 2.25% per annum to 1.75% per annum (for LIBOR loans) and 1.25% to 0.75% per annum (for base rate loans) based on the Company’s leverage ratio. Accordingly, the interest rates for A&R the Senior Credit Facilities will fluctuate during the term of the A&R Credit Agreement based on changes in the base rate, LIBOR rate or future changes in the Company’s leverage ratio. Interest payments with respect to the borrowings are required either on a quarterly basis (for base rate loans) or at the end of each interest period (for LIBOR loans) or, if the duration of the applicable interest period exceeds three months, then every three months.

The A&R Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit the Company and the Company’s subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends, to make other distributions or redemptions/repurchases, in respect of the Company and the Company’s subsidiaries’ equity interests, to engage in transactions with affiliates or amend certain material documents. In addition, the A&R Revolving Credit Facility also contains certain financial maintenance covenants. The A&R Credit Agreement contains customary events of default, including with respect to a failure to make payments under the A&R Senior Credit Facilities, cross-default, certain bankruptcy and insolvency events and customary change of control events.

All obligations under the A&R Senior Credit Facilities are or will be unconditionally guaranteed jointly and severally, by: (a) the Company and (b) substantially all of the direct and indirect wholly owned subsidiaries of the Company that are organized under the laws of the United States, any state thereof or the District of Columbia (collectively, the “Guarantors”). The Guarantors entered into a guarantee under the A&R Credit Agreement concurrently with the effectiveness of the A&R Credit Agreement. Subject to certain limitations, the A&R Senior Credit Facilities are or will be secured on a first priority basis by: (x) a perfected security interest in the equity interests of each direct subsidiary of the Company and each Guarantor under the A&R Senior Credit Facilities (subject to certain customary exceptions) and (y) perfected, security interests in, and mortgages on, substantially all tangible and intangible personal property and material real property of the Company and each of the Guarantors under the A&R Senior Credit Facilities, subject, in each case, to certain exceptions. The Company and the Guarantors entered into security documents concurrently with effectiveness of the A&R Credit Agreement.

Senior Notes

On February 16, 2021 the Company redeemed $140 million in principal amount of the Senior Notes at a redemption price of 106.125% of par plus accrued interest.

Amendment to Reimbursement Agreement

On February 12, 2021, in connection with entering into the A&R Credit Agreement, the Company entered into a Fourth Amendment to the Reimbursement Agreement. The covenants in Exhibit G of the Reimbursement Agreement were amended and restated in their entirety to substantially conform to the affirmative and negative covenants contained in the A&R Credit Agreement.

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

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management including our Chief Accounting Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2020.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8. Financial Statements and Supplementary Data of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

RESIDEO TECHNOLOGIES, INC.

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2020 in connection with our 2021 Annual Meeting of Stockholders, or the 2021 Proxy Statement, and is incorporated herein by reference.

Item 11.	Executive Compensation

Information relating to executive compensation is contained in the 2021 Proxy Statement referred to above in Item 10. Directors, Executive Officers and Corporate Governance, and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to certain beneficial ownership of certain stockholders and management, as well as certain other information required by this Item 12, will be contained in the 2021 Proxy Statement referred to above in Item 10. Directors, Executive Officers and Corporate Governance, and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information relating to certain relationships and related transactions, as required by this Item 13, will be contained in the 2021 Proxy Statement referred to above in Item 10. Directors, Executive Officers and Corporate Governance, and such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information relating to fees paid to and services performed by Deloitte & Touche LLP and our Audit Committee’s pre-approval policies and procedures with respect to non-audit services are contained in the 2021 Proxy Statement referred to above in Item 10. Directors, Executive Officers and Corporate Governance, and such information is incorporated herein by reference.

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

2.1

Indemnification and Reimbursement Agreement, dated October 14, 2018, between New HAPI Inc. and Honeywell International Inc. (this Agreement has been updated to include exhibits thereto) (filed herewith)

2.2

Separation and Distribution Agreement, dated October 19, 2018, between Honeywell International Inc. and Resideo Technologies, Inc.* (incorporated by reference to Exhibit 2.1 to Resideo’s Form 8-K filed on October 19, 2018, File No. 001-38635)

2.3

Transition Services Agreement, dated October 19, 2018, between Honeywell International Inc. and Ademco Inc., a subsidiary of Resideo Technologies, Inc.* (incorporated by reference to Exhibit 2.2 to Resideo’s Form 8-K filed on October 19, 2018, File No. 001-38635)

2.4

Tax Matters Agreement, dated October 19, 2018, between Honeywell International Inc. and Resideo Technologies, Inc.* (incorporated by reference to Exhibit 2.3 to Resideo’s Form 8-K filed on October 19, 2018, File No. 001-38635)

2.5

Employee Matters Agreement, dated October 19, 2018, between Honeywell International Inc. and Resideo Technologies, Inc.* (incorporated by reference to Exhibit 2.4 to Resideo’s Form 8-K filed on October 19, 2018, File No. 001-38635)

2.6

Patent Cross-License Agreement, dated October 19, 2018, between Honeywell International Inc. and Resideo Technologies, Inc.* (incorporated by reference to Exhibit 2.5 to Resideo’s Form 8-K filed on October 19, 2018, File No. 001-38635)

2.7

Trademark License Agreement, dated October 19, 2018, between Honeywell International Inc. and Resideo Technologies, Inc.* (incorporated by reference to Exhibit 2.6 to Resideo’s Form 8-K filed on October 19, 2018, File No. 001-38635)

2.8

First Amendment to Indemnification and Reimbursement Agreement, dated as of April 21, 2020, between Resideo Intermediate Holding Inc. and Honeywell International Inc. (incorporated by reference to Exhibit 2.1 to Resideo’s Form 8-K filed on April 23, 2020, File No. 001-38635)

RESIDEO TECHNOLOGIES, INC.

Exhibit Number	Exhibit Description
2.9

First Amendment to Trademark License Agreement, dated as of April 21, 2020, between Resideo Technologies, Inc. and Honeywell International Inc. (incorporated by reference to Exhibit 2.7 to Resideo’s Form 8-K filed on April 23, 2020, File No. 001-38635)

2.10

Second Amendment to Indemnification and Reimbursement Agreement, dated as of July 28, 2020, between Resideo Intermediate Holding Inc. and Honeywell International Inc. (incorporated by reference to Exhibit 2.1 to Resideo’s Form 8-K filed on July 31, 2020, File No. 001-38635)

2.11	Second Amendment to Trademark License Agreement, dated as of September 23, 2020, between Resideo Technologies, Inc. and Honeywell International Inc. (filed herewith)

2.12

Third Amendment to Indemnification and Reimbursement Agreement, dated as of November 16, 2020, between Resideo Intermediate Holding Inc. and Honeywell International Inc.* (incorporated by reference to Exhibit 2.1 to Resideo’s Form 8-K filed on November 20, 2020, File No. 001-38635)

3.1	Amended and Restated Certificate of Incorporation of Resideo Technologies, Inc. (incorporated by reference to Exhibit 3.1 to Resideo’s Form 8-K filed on October 29, 2018, File No. 001-38635)

3.2	Amended and Restated By-laws of Resideo Technologies, Inc. (incorporated by reference to Exhibit 3.1 to Resideo’s Form 8-K filed on February 19, 2021, File No. 001-38635)

4.1	Description of Securities of Registrant (filed herewith)

4.2

Indenture, dated as of October 19, 2018, among Resideo Funding Inc., Resideo Technologies, Inc., the other guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee. (incorporated by reference to Exhibit 4.1 to Resideo’s Form 8-K filed on October 19, 2018, File No. 001-38635)

4.3	Form of Resideo Technologies, Inc.’s 6.125% Notes due 2026 (included in Exhibit 4.2)

10.01	Offer Letter of Michael G. Nefkens ‡ (incorporated by reference to Exhibit 10.01 to Resideo’s Form 10 filed on August 23, 2018, File No. 001-38635)

10.02	Form of Internal Hire Offer Letter ‡ (incorporated by reference to Exhibit 10.03 to Resideo’s Form 10 filed on August 23, 2018, File No. 001-38635)

10.03	Resideo Technologies Supplemental Savings Plan ‡ (incorporated by reference to Exhibit 10.05 to Resideo’s Form 10-K filed on March 18, 2019, File No. 001-38635)

10.04

Resideo Technologies, Inc. Severance Plan For Designated Officers as amended on November 15, 2018 ‡ (incorporated by reference to Exhibit 10.07 to Resideo’s Form 10-K filed on March 18, 2019, File No. 001-38635)

10.05

Credit Agreement, dated as of October 25, 2018, by and among Resideo Technologies, Inc. Resideo Holding Inc., Resideo Intermediate Holding Inc., Resideo Funding Inc., the Lenders and Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K/A filed on October 29, 2018, File No. 001-38635)

10.06

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

10.07	Resideo Amended and Restated 2018 Stock Incentive Plan ‡ (incorporated by reference to Exhibit 10.1 to Resideo’s Form 10-Q filed on August 7, 2019, File No. 001-38635)

RESIDEO TECHNOLOGIES, INC.

Exhibit Number	Exhibit Description
10.08	2018 Stock Plan for Non-Employee Directors of Resideo Technologies, Inc. ‡ (incorporated by reference to Exhibit 4.4 to Resideo’s Form S-8 filed on December 6, 2018, File No. 333-228687)

10.09

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

10.16	Resideo Technologies UK Sharebuilder Plan. ‡ (incorporated by reference to Exhibit 4.12 to Resideo’s Form S-8 filed on December 6, 2018, File No. 333-228687)

10.17

Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates Form of Stock Option Award Agreement. ‡ (incorporated by reference to Exhibit 10.20 to Resideo’s Form 10-K filed on March 18, 2019, File No. 001-38635)

10.18

Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates Form of Restricted Stock Unit Agreement. ‡ (incorporated by reference to Exhibit 10.21 to Resideo’s Form 10-K filed on March 18, 2019, File No. 001-38635)

10.19

Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates Form of Performance Stock Unit Agreement. ‡ (incorporated by reference to Exhibit 10.22 to Resideo’s Form 10-K filed on March 18, 2019, File No. 001-38635)

10.20

Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates Form of Performance Unit Agreement. ‡ (incorporated by reference to Exhibit 10.23 to Resideo’s Form 10-K filed on March 18, 2019, File No. 001-38635)

10.21	Resideo Supplemental Pension Plan ‡ (incorporated by reference to Exhibit 10.24 to Resideo’s Form 10-K filed on March 18, 2019, File No. 001-38635)

10.22	Bonus Plan of Resideo Technologies, Inc. ‡ (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K filed on February 14, 2019, File No. 001-38635)

RESIDEO TECHNOLOGIES, INC.

Exhibit Number	Exhibit Description
10.23

Employment Separation Agreement and Release with Mike Nefkens dated January 22, 2020 ‡ (incorporated by reference to Exhibit 10.29 to Resideo’s Form 10-K filed on February 27, 2020, File No. 001-38635)

10.24	Employment Offer letter agreement with Michael Flink executed January 17, 2020‡ (incorporated by reference to Exhibit 10.4 to Resideo’s Form 10-Q filed on May 7, 2020, File No. 001-38635)

10.25

Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates Form of Stock Option Award Agreement (adopted 2020). ‡ (incorporated by reference to Exhibit 10.5 to Resideo’s Form 10-Q filed on May 7, 2020, File No. 001-38635)

10.26

Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates Form of Restricted Stock Unit Agreement (adopted 2020). ‡ (incorporated by reference to Exhibit 10.6 to Resideo’s Form 10-Q filed on May 7, 2020, File No. 001-38635)

10.27

Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates Form of Performance Stock Unit Agreement (adopted 2020). ‡ (incorporated by reference to Exhibit 10.7 to Resideo’s Form 10-Q filed on May 7, 2020, File No. 001-38635)

10.28	Restricted Stock Unit Agreement with Michael Nefkens dated February 20, 2020. ‡ (incorporated by reference to Exhibit 10.8 to Resideo’s Form 10-Q filed on May 7, 2020, File No. 001-38635)

10.29	Restricted Stock Unit Agreement with Andrew Teich dated December 2, 2019. ‡ (incorporated by reference to Exhibit 10.9 to Resideo’s Form 10-Q filed on May 7, 2020, File No. 001-38635)

10.30	Employment Agreement Letter with Jay Geldmacher dated May 18, 2020. ‡ (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K filed on May 19, 2020, File No. 001-38635)

10.31	Offer Letter of Anthony L. Trunzo. ‡ (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K filed on May 29, 2020, File No. 001-38635)

10.32

Second Amendment to Credit Agreement dated as of November 16, 2020, by and among the Company, Resideo Holding Inc., a Delaware corporation, Resideo Intermediate Holding Inc., a Delaware corporation, Resideo Funding Inc., a Delaware corporation, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K filed on November 20, 2020. File No. 001-38635)

21.1	List of subsidiaries of the registrant (filed herewith)

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm (filed herewith)

24.1	Powers of Attorney ‡ (filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	Inline XBRL Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)

RESIDEO TECHNOLOGIES, INC.

Exhibit Number	Exhibit Description
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Resideo Technologies, Inc.

Date: February 25, 2021	By:	/s/ Anthony L. Trunzo
Anthony L. Trunzo
Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as the
Registrant’s Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name	Title	Date
/s/ Jay Geldmacher	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2021
Jay Geldmacher
/s/ AnnMarie Geddes	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2021
AnnMarie Geddes
*	Chairman of the Board	February 25, 2021
Roger B. Fradin
*	Director	February 25, 2021
Paul F. Deninger
*	Director	February 25, 2021
Cynthia Hostetler
*	Director	February 25, 2021
Brian G. Kushner
*	Director	February 25, 2021
Jack R. Lazar
*	Director	February 25, 2021
Nina L. Richardson
*	Director	February 25, 2021
Andrew C. Teich
*	Director	February 25, 2021
Sharon Wienbar

*By:	/s/ Jeannine J. Lane
(Jeannine J. Lane, Attorney-in-Fact)

February 25, 2021