Form 10-Q
period 2021-04-03
RESIDEO TECHNOLOGIES, INC.
filed 2021-05-06
CIK 1740332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2021

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 30, 2021 was 143,850,393 shares.

RESIDEO TECHNOLOGIES, INC.

Cautionary Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industries and our business and financial results. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Although we believe that the forward-looking statements contained in this Form 10-Q are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

•	competition from other companies in our markets and segments, as well as in new markets and emerging markets;
•	our ability to successfully develop new technologies and products and develop and protect the intellectual property related to the same and to defend against IP threats of others;
•	our inability to maintain intellectual property agreements necessary to our business;
•	our ability to recruit and retain qualified personnel;
•	our ability to retain or expand relationships with significant customers;
•	changes in prevailing global and regional economic conditions;
•	the impact of pandemics, epidemics, natural disasters and other public health emergencies, such as COVID-19;
•	fluctuation in financial results due to the seasonal nature of portions of our business;
•	failure to achieve and maintain a high level of product and service quality;
•	inability to obtain necessary product components, production equipment or replacement parts;
•	dependence upon information technology infrastructure having adequate cyber-security functionality;
•	labor disputes, work stoppages, other disruptions, or the need to relocate any of our facilities;
•	economic, political, regulatory, foreign exchange and other risks of international operations, including the impact of tariffs;
•	changes in legislation or government regulations or policies;
•	the significant failure or inability to comply with the specifications and manufacturing requirements of our original equipment manufacturers (“OEMs”) customers;
•	the failure to increase productivity through sustainable operational improvements;
•	the operational constraints and financial distress of third parties;
•	our ability to borrow funds and access capital markets;
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

These and other factors are more fully discussed in our filings with the U.S. Securities and Exchange Commission, including the “Risk Factors” section in our 2020 Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report on Form 10-K”) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in this Form 10-Q. There have been no material changes to

RESIDEO TECHNOLOGIES, INC.

the risk factors described in our 2020 Annual Report on Form 10-K. These risks could cause actual results to differ materially from those implied by forward-looking statements in this Form 10-Q. Even if our results of operations, financial condition and liquidity and the development of the industries in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.

Any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

PART I

The financial statements and related footnotes as of April 3, 2021 should be read in conjunction with the financial statements for the year ended December 31, 2020 contained in our 2020 Annual Report on Form 10-K.

RESIDEO TECHNOLOGIES, INC.

Item 1.	Financial Statements

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(In millions except share and per share data)

(Unaudited)

	Three Months Ended
	April 3,	March 28,
	2021	2020
Net revenue	$1,419	$1,179
Cost of goods sold	1,051	895
Gross profit	368	284
Selling, general and administrative expenses	238	250
Operating profit	130	34
Other expense, net	44	42
Interest expense	13	17
Income (loss) before taxes	73	(25)
Tax expense (benefit)	24	(4)
Net income (loss)	$49	$(21)
Weighted Average Number of Common Shares Outstanding (in thousands)
Basic	143,382	122,962
Diluted	147,656	122,962
Earnings (Loss) Per Share
Basic	$0.34	$(0.17)
Diluted	$0.33	$(0.17)

The unaudited Notes to Consolidated Interim Financial Statements are an integral part of these statements.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	Three Months Ended
	April 3,	March 28,
	2021	2020
Net income (loss)	$49	$(21)
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	(26)	(66)
Changes in unrealized gain on derivatives	2	-
Total other comprehensive loss, net of tax	(24)	(66)
Comprehensive income (loss)	$25	$(87)

The unaudited Notes to Consolidated Interim Financial Statements are an integral part of these statements.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED INTERIM BALANCE SHEETS

(In millions, except number of shares which are reflected in thousands and par value)

(Unaudited)

	April 3,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$508	$517
Accounts receivable – net	875	863
Inventories – net	681	672
Other current assets	156	173
Total current assets	2,220	2,225
Property, plant and equipment – net	307	318
Goodwill	2,675	2,691
Other assets	374	376
Total assets	$5,576	$5,610
LIABILITIES
Current liabilities:
Accounts payable	$908	$936
Current maturities of debt	10	7
Accrued liabilities	528	595
Total current liabilities	1,446	1,538
Long-term debt	1,186	1,155
Obligations payable under Indemnification Agreements	583	590
Other liabilities	329	334
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY
Common stock, $0.001 par value, 700,000 shares authorized, 144,888 and 143,819 shares issued and outstanding as of April 3, 2021, 143,959 and 143,059 shares issued and outstanding as of December 31, 2020, respectively	-	-
Additional paid-in capital	2,088	2,070
Treasury stock, at cost	(10)	(6)
Retained earnings	124	75
Accumulated other comprehensive loss	(170)	(146)
Total equity	2,032	1,993
Total liabilities and equity	$5,576	$5,610

The unaudited Notes to Consolidated Interim Financial Statements are an integral part of these statements.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	April 3,	March 28,
	2021	2020
Cash flows provided by (used for) operating activities:
Net income (loss)	$49	$(21)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	23	21
Stock compensation expense	9	7
Other	25	12
Changes in assets and liabilities, net of acquired companies:
Accounts receivable	(17)	(17)
Inventories – net	(10)	(6)
Other current assets	16	10
Accounts payable	(15)	(1)
Accrued liabilities	(66)	(75)
Obligations payable under Indemnification Agreements	(7)	(2)
Other	(2)	(2)
Net cash provided by (used for) operating activities	5	(74)
Cash flows used for investing activities:
Expenditures for property, plant, equipment and other intangibles	(19)	(16)
Cash paid for acquisitions, net of cash acquired	(5)	(35)
Net cash used for investing activities	(24)	(51)
Cash flows provided by financing activities:
Proceeds from long-term debt	950	-
Payment of debt facility issuance and modification costs	(21)	-
Net proceeds from revolving credit facility	-	350
Repayment of long-term debt	(921)	-
Other	5	(1)
Net cash provided by financing activities	13	349
Effect of foreign exchange rate changes on cash and cash equivalents	(3)	(8)
Net (decrease) increase in cash and cash equivalents	(9)	216
Cash and cash equivalents at beginning of period	517	122
Cash and cash equivalents at end of period	$508	$338

The unaudited Notes to Consolidated Interim Financial Statements are an integral part of these statements.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED INTERIM STATEMENTS OF EQUITY

(In millions, shares in thousands)

(Unaudited)

Three Months Ended April 3, 2021	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at January 1, 2021	143,059	900	$-	$(6)	$2,070	$75	$(146)	$1,993
Net income	-	-	-	-	-	49	-	49
Other comprehensive loss, net of tax	-	-	-	-	-	-	(24)	(24)
Stock issuances, net of shares withheld for taxes	760	169	-	(4)	9	-	-	5
Stock-based compensation	-	-	-	-	9	-	-	9
Balance at April 3, 2021	143,819	1,069	$-	$(10)	$2,088	$124	$(170)	$2,032

Three Months Ended March 28, 2020	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at January 1, 2020	122,873	615	$-	$(3)	$1,761	$38	$(194)	$1,602
Net loss	-	-	-	-	-	(21)	-	(21)
Other comprehensive loss, net of tax	-	-	-	-	-	-	(66)	(66)
Stock issuances, net of shares withheld for taxes	248	137	-	(1)	-	-	-	(1)
Stock-based compensation	-	-	-	-	7	-	-	7
Balance at March 28, 2020	123,121	752	$-	$(4)	$1,768	$17	$(260)	$1,521

The unaudited Notes to Consolidated Interim Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

(Unaudited)

Note 1. Organization, Operations and Basis of Presentation

Business Description

Resideo Technologies, Inc. (“Resideo” or “the Company”), is a leading global manufacturer and developer of technology-driven products that provide critical comfort, residential thermal and security solutions to homes globally. The Company is also the leading wholesale distributor of low-voltage security products including intrusion, access control and video products, and participates significantly in the broader related markets of smart home, fire, power, audio, ProAV, networking, communications, wire and cable, and data communications. The Company has a global footprint serving commercial and residential end markets.

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

Reclassification

The prior year segment information was recast to present Corporate separately. See Note 4. Segment Financial Data for additional information. Certain reclassifications have been made to the prior period financial statements to conform to the classification adopted in the current period.

Note 2. Summary of Significant Accounting Policies

The Company’s accounting policies are set forth in Note 2. Summary of Significant Accounting Policies of the Company’s Notes to Consolidated and Combined Financial Statements included in the 2020 Annual Report on Form 10-K.

Recent Accounting Pronouncements—The Company considers the applicability and impact of all recent accounting standards updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on the Company’s consolidated financial position or results of operations.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which is optional guidance related to reference rate reform that provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. In January 2021, amendments were issued to clarify numerous accounting topics. This guidance is applicable for the Company’s A&R Senior Credit Facilities and Swap Agreements, which use LIBOR as a reference rate, and is effective immediately, but is only available through December 31, 2022. Refer to Note 13. Long-term Debt and Credit Agreement for further details on the Company’s A&R Senior Credit Facilities and Note 14. Derivative Instruments for further details on the Company's Swap Agreements. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

Note 3. Revenue Recognition

Disaggregated Revenue

Revenues by geography and business line are as follows:

	Three Months Ended
	April 3,	March 28,
	2021	2020
Comfort	$279	$230
Security	177	122
Residential Thermal Solutions	150	123
Products & Solutions	606	475
U.S. and Canada	667	576
EMEA (1)	134	114
APAC (2)	12	14
ADI Global Distribution	813	704
Net revenue	$1,419	$1,179

(1)	EMEA represents Europe, the Middle East and Africa.
(2)	APAC represents Asia and Pacific countries.

The Company recognizes the majority of its revenue from performance obligations outlined in contracts with its customers that are satisfied at a point in time. Approximately 3% of the Company’s revenue is satisfied over time. As of April 3, 2021 and March 28, 2020, contract assets and liabilities were not material.

Note 4. Segment Financial Data

In May 2020, the Board appointed Jay Geldmacher as President and CEO of the Company. As part of this transition, during the fourth quarter of 2020, the format of the Chief Operating Decision Maker’s reporting package was modified which resulted in changes to how business operations are presented. The Company continues to monitor its business operations through two operating segments, Products & Solutions and ADI Global Distribution. The Company now reports Corporate separately from the two operating segments. The reporting package also includes segment Operating profit, which replaces Segment Adjusted EBITDA as a performance metric.

These changes were designed to better align accountability and authority, give a clearer view into the operational performance of the two segments and increase accountability for management of corporate spending. As a result, the Company recast prior periods to conform with the new presentation.

Products & Solutions—The Products & Solutions business is a leading global provider of products, software solutions and technologies that help homeowners stay connected and in control of their comfort, security and energy use.

ADI Global Distribution—The ADI Global Distribution business is the leading global distributor of low-voltage security products including intrusion, access control and video products and participated significantly in the broader related markets of smart home, fire, access control, power, audio, ProAV, networking, communications, wire and cable, and data communications.

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

	Three Months Ended
	April 3,	March 28,
	2021	2020
Revenue
Total Products & Solutions revenue	$700	$559
Less: Intersegment revenue	94	84
External Products & Solutions revenue	606	475
External ADI Global Distribution revenue	813	704
Total revenue	$1,419	$1,179

	Three Months Ended
	April 3,	March 28,
	2021	2020
Operating profit
Products & Solutions	$130	$58
ADI Global Distribution	59	48
Corporate	(59)	(72)
Total	$130	$34

The Company’s CODM does not use segment assets information to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.

Note 5. Stock-Based Compensation Plans

Restricted Stock Units (“RSUs”)

During the three months ended April 3, 2021, as part of the Company’s annual long-term compensation under the 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates and the 2018 Stock Incentive Plan for Non-Employee Directors of Resideo Technologies, Inc. as may be amended from time to time (together, the “Stock Incentive Plan”), it granted 496,262 market-based RSUs and 692,427 service-based RSUs to eligible employees. The weighted average grant date fair value per share for market-based RSUs and service-based RSUs was $42.98 and $26.06, respectively.

Note 6. Leases

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

The Company’s operating lease costs for the three months ended April 3, 2021 and March 28, 2020 consisted of the following:

	Three Months Ended
	April 3,	March 28,
	2021	2020
Cost of goods sold	$4	$4
Selling, general and administrative	12	10
Total operating lease costs	$16	$14

Total operating lease costs include variable lease costs of $4 million and $3 million for the three months ended April 3, 2021 and March 28, 2020, respectively. Total operating lease costs also include offsetting sublease income which is immaterial for the three months ended April 3, 2021 and March 28, 2020.

The Company recognized the following related to its operating leases:

	Financial Statement Line Item	At April 3, 2021	At December 31, 2020
Operating right-of-use assets	Other assets	$135	$133
Operating lease liabilities - current	Accrued liabilities	$34	$33
Operating lease liabilities - noncurrent	Other liabilities	$109	$107

Maturities of the Company’s operating lease liabilities were as follows:

At April 3, 2021
2021	$31
2022	36
2023	30
2024	19
2025	14
Thereafter	35
Total lease payments	165
Less: imputed interest	22
Present value of operating lease liabilities	$143
Weighted-average remaining lease term (years)	5.53
Weighted-average incremental borrowing rate	5.65%

Supplemental cash flow information related to the Company’s operating leases was as follows:

	Three Months Ended
	April 3,	March 28,
	2021	2020
Operating cash outflows	$8	$7
Operating right-of-use assets obtained in exchange for operating lease liabilities	$10	$5

As of April 3, 2021, the Company has additional operating leases that have not yet commenced. Obligations under these leases are not material. Additionally, as a lessor, the Company leases all or a portion of certain owned properties. Rental income for the three months ended April 3, 2021 and March 28, 2020 was not material.

Note 7. Income Taxes

The Company recorded a tax expense of $24 million and a tax benefit of $4 million for the three months ended April 3, 2021 and March 28, 2020, respectively.

For interim periods, income tax is equal to the total of (1) year-to-date pretax income multiplied by the Company’s forecasted effective tax rate plus (2) tax expense items specific to the period. In situations where the Company expects to report losses for which the Company does not expect to receive tax benefits, the Company is required to apply separate forecasted effective tax rates to those jurisdictions rather than including them in the consolidated forecasted effective tax rate.

For the three months ended April 3, 2021, the net tax expense of $24 million consists primarily of interim period tax expense of $24 million based on year-to-date actual amounts. In addition to items specific to the period, the Company’s income tax rate is impacted by the mix of earnings across the jurisdictions in which the Company operates, non-deductible expenses, and U.S. taxation of foreign earnings.

Note 8. Other Expense, Net

	Three Months Ended
	April 3,	March 28,
	2021	2020
Reimbursement Agreement expense	$36	$34
Loss on extinguishment of debt	23	-
Other	(15)	8
	$44	$42

Note 9. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings per share (in millions except shares in thousands and per share data):

	Three Months Ended
	April 3,	March 28,
	2021	2020
Net income (loss)	$49	$(21)

Shares used in computing basic earnings per share	143,382	122,962

Effect of dilutive securities:
Dilutive effect of common stock equivalents	4,274	-
Shares used in computing diluted earnings per share	147,656	122,962

Earnings (loss) per share:
Basic	$0.34	$(0.17)
Diluted	$0.33	$(0.17)

Diluted earnings per share is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of the Company’s common stock for the three months ended April 3, 2021 and March 28, 2020. In periods where the Company has a net loss, no dilutive common shares are included in the calculation for diluted shares as they are considered anti-dilutive. For the three months ended April 3, 2021, average options and other rights to purchase approximately 0.1 million shares of common stock were outstanding and anti-dilutive during the three months ended April 3, 2021, and therefore excluded from the computation of diluted earnings per common share. In addition, an average of approximately 0.7 million shares of performance-based unit awards are excluded from the computation of diluted earnings per common share for the three months ended April 3, 2021 as the contingency has not been satisfied. For the three months ended March 28, 2020, options and other rights to purchase approximately 4.5 million shares of common stock were outstanding and anti-dilutive during the three months ended March 28, 2020, and therefore excluded from the computation of diluted income per common share. An average of approximately 0.4 million shares of performance-based unit awards are excluded from the computation of diluted earnings per common share for the three months ended March 28, 2020, as the contingency has not been satisfied.

Note 10. Inventories—Net

	April 3,	December 31,
	2021	2020
Raw materials	$118	$127
Work in process	17	19
Finished products	546	526
	$681	$672

Note 11. Accrued Liabilities

	April 3,	December 31,
	2021	2020
Obligations payable under Indemnification Agreements	$140	$140
Taxes payable	82	62
Compensation, benefit and other employee-related	67	105
Customer rebate reserve	44	91
Restructuring reserve	18	24
Other	177	173
	$528	$595

Refer to Note 12. Commitments and Contingencies for further details on Obligations payable under Indemnification Agreements.

Note 12. Commitments and Contingencies

Environmental Matters

The Company is subject to various federal, state, local and foreign government requirements relating to the protection of the environment and accrues costs related to environmental matters when it is probable that it has incurred a liability related to a contaminated site and the amount can be reasonably estimated. Environmental-related expenses for sites owned and operated by Resideo are presented within Cost of goods sold for operating sites. For the three months ended April 3, 2021 and March 28, 2020, environmental expenses related to these operating sites were not material. Liabilities for environmental costs were $22 million as of April 3, 2021 and December 31, 2020.

The Company does not currently possess sufficient information to reasonably estimate the amounts of environmental liabilities to be recorded upon future completion of studies, litigation or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined although they could be material to the Company’s unaudited consolidated results of operations and operating cash flows in the periods recognized or paid.

Obligations Payable Under Indemnification Agreements

The indemnification and reimbursement agreement (the “Reimbursement Agreement”) and the tax matters agreement (the “Tax Matters Agreement”) (collectively, the “Indemnification Agreements”) are described below.

Reimbursement Agreement

On October 29, 2018, in connection with the Spin-Off, the Company entered into the Reimbursement Agreement with Honeywell pursuant to which the Company has an obligation to make cash payments to Honeywell in amounts equal to 90% of payments for certain Honeywell environmental-liability payments, which include amounts billed (“payments”), less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales (the “recoveries”). The amount payable by the Company in respect of such liabilities arising in respect of any given year is subject to a cap of $140 million. See Note 19. Commitments and Contingencies in the Company’s 2020 Annual Report on Form 10-K for further discussion.

The following table summarizes information concerning the Company’s Reimbursement Agreement liabilities:

	Three Months Ended
	April 3,	March 28,
	2021	2020
Beginning balance	$591	$585
Accruals for indemnification liabilities deemed probable and reasonably estimable	36	34
Indemnification payment	(35)	(35)
Ending balance (1)	$592	$584

(1)

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

For the three months ended April 3, 2021 and March 28, 2020, net expenses related to the Reimbursement Agreement were $36 million and $34 million, respectively, and are recorded in Other expense, net.

Reimbursement Agreement liabilities are included in the following balance sheet accounts:

	April 3,	December 31,
	2021	2020
Accrued liabilities	$140	$140
Obligations payable under Indemnification Agreements	452	451
	$592	$591

The Company does not currently possess sufficient information to reasonably estimate the amounts of indemnification liabilities to be recorded upon future completion of studies, litigation or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined although they could be material to the Company’s unaudited consolidated results of operations and operating cash flows in the periods recognized or paid.

Tax Matters Agreement

In connection with the Spin-Off, the Company entered into the Tax Matters Agreement with Honeywell pursuant to which it is responsible and will indemnify Honeywell for all taxes, including income taxes, sales taxes, VAT and payroll taxes, relating to the business for all periods, including periods prior to the consummation of the Spin-Off. As of April 3, 2021 and December 31, 2020, the Company had an indemnity outstanding to Honeywell for future tax payments of $131 million and $139 million, respectively, which is included in Obligations payable under Indemnification Agreements.

Trademark Agreement

In connection with the Spin-Off, the Company and Honeywell entered into a 40-year Trademark License Agreement (the “Trademark Agreement”) that authorizes the Company’s use of certain licensed trademarks in the operation of Resideo’s business for the advertising, sale and distribution of certain licensed products. In exchange, the Company pays a royalty fee of 1.5% on net revenue to Honeywell related to such licensed products which is recorded in Selling, general and administrative expense on the unaudited Consolidated Interim Statements of Operations. For the three months ended April 3, 2021 and March 28, 2020, royalty fees were $5 million  and $6 million, respectively.

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

The Company, the Company’s former CEO Michael Nefkens, the Company’s former CFO Joseph Ragan, and the Company’s former CIO Niccolo de Masi are named defendants of a class action securities suit in the U.S. District Court for the District of Minnesota styled In re Resideo Technologies, Inc. Securities Litigation, 19-cv-02863 (the “Securities Litigation”). The Securities Litigation is a putative class action securities suit with the class defined as all persons or entities who purchased or otherwise acquired common stock of Resideo during the class period of October 29, 2018 to November 6, 2019. The complaint asserts claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, broadly alleging, among other things, that the defendants (or some of them) made false and misleading statements regarding, among other things, Resideo’s business, performance, the efficiency of its supply chain, operational and administrative issues resulting from the spin-off from Honeywell, certain business initiatives, and financial guidance in 2019. The defendants filed a motion to dismiss the complaint on July 10, 2020. The motion to dismiss was fully briefed and a hearing was held on the motion on December 1, 2020. On February 25, 2021, the Company and the plaintiffs participated in a mediation, which did not result in a settlement. On March 30, 2021, United States District Judge Wilhelmina M. Wright issued an order and decision denying the motion to dismiss. On April 13, 2021, the Defendants filed an answer in the Securities Litigation. Judge Wright has scheduled a pre-trial conference for May 18, 2021. See Note 19. Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements in the Company’s 2020 Annual Report on Form 10-K for further discussion. The Company intends to vigorously defend against the allegations in the Securities Litigation, but there can be no assurance that the defense will be successful.

On July 7, 2020, Jawad A. Ayaz as Trustee of the Shiv Venkatasetty 2016 Trust (“Derivative Plaintiff”) filed a shareholder derivative complaint (the “Derivative Complaint”) against certain current or former directors and officers of the Company (“Derivative Defendants”) in the District Court for the District of Delaware, captioned Ayaz v. Nefkens, 20-cv-00915. Derivative Plaintiff alleges generally that Derivative Defendants breached fiduciary duties owed to the Company by allegedly causing or allowing the Company to make materially false and misleading statements to the public regarding the Company’s business operations and financial prospects. Derivative Plaintiff also alleges that the Company’s 2019 proxy statement was materially false and misleading, in violation of Section 14(a) of the Securities Exchange Act of 1934, and asserts claims of corporate waste and unjust enrichment, among other allegations, and relies on a similar set of facts as alleged in the Securities Litigation. The Derivative Complaint seeks declaratory relief and unspecified money damages on behalf of the Company. On July 28, 2020, certain of the Derivative Defendants filed a stipulation to stay the proceedings pending the resolution of the motion to dismiss in the Securities Litigation. An additional shareholder derivative complaint was filed on August 12, 2020, by Plaintiff Daniel Sanclemente (the “Sanclemente Action”) on behalf of the Company in the District Court for the District of Delaware, captioned Sanclemente v. Nefkens, 20-cv-1062, alleging substantially the same facts and making substantially the same claims against the same defendants as in the Derivative Complaint. The District Court has consolidated the Derivative Complaint and the Sanclemente Action. The consolidated action is styled In re Resideo

Technologies, Inc. Derivative Litigation, 20-cv-00915 (the “Derivative Action”), and lead counsel has been appointed. Additionally, the court granted a stipulation to stay the consolidated action pending the resolution of the motion to dismiss in the Securities Litigation. On August 28, 2020, Riviera Beach Police Pension Fund (“Riviera Beach”) filed a motion to intervene in the Derivative Action. On September 18, 2020, Riviera Beach and the existing plaintiffs reached an agreement regarding the leadership structure of the Derivative Action in the event that Riviera Beach files its own complaint in the future, and in connection therewith, Riviera Beach withdrew its motion to intervene. On March 30, 2021, the stay of the Derivative Action expired by its terms, given the denial of the motion to dismiss in the Securities Litigation, but was extended by stipulation of the parties until May 13, 2021, which stipulation was filed by the parties on April 13, 2021 and so ordered by the Court on April 14, 2021. The Company intends to defend this action vigorously, but there can be no assurance that the defense will be successful.

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

The following table summarizes information concerning recorded obligations for product warranties and product performance guarantees:

	Three Months Ended
	April 3,	March 28,
	2021	2020
Beginning of period	$22	$25
Accruals for warranties/guarantees issued during the year	4	5
Adjustment of pre-existing warranties/guarantees	(1)	(3)
Settlement of warranty/guarantee claims	(5)	(4)
End of period	$20	$23

Note 13. Long-term Debt and Credit Agreement

The Company’s debt at April 3, 2021 and December 31, 2020 consisted of the following:

	April 3,	December 31,
	2021	2020
6.125% notes due 2026	$260	$400
Five-year variable rate term loan A due 2023	-	315
Seven-year variable rate term loan B due 2025	-	465
Seven-year variable rate term loan B due 2028	950	-
Unamortized deferred financing costs	(14)	(18)
Total outstanding indebtedness	1,196	1,162
Less: Amounts expected to be paid within one year	10	7
Total long-term debt due after one year	$1,186	$1,155

On February 12, 2021, the Company entered into an amended and restated credit agreement (the “A&R Credit Agreement”). The A&R Credit Agreement provides for (i) a seven-year senior secured term B loan facility in an aggregate principal amount of $950 million (the “A&R Term B Facility”) and (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of $500 million (the “A&R Revolving Credit Facility” and, together with the A&R Term B Facility, the “A&R Senior Credit Facilities”).

The A&R Credit Agreement replaces the five-year variable rate term loan A due 2023, the seven-year variable rate term loan B due 2025 and the five-year senior secured first-lien revolving credit facility.

In addition to paying interest on outstanding borrowings under the A&R Revolving Credit Facility, the Company is required to pay a quarterly commitment fee based on the unused portion of the A&R Revolving Credit Facility. Borrowings under the A&R Credit Agreement can be prepaid at the Company’s option without premium or penalty other than a 1.00% prepayment premium that may be payable in connection with certain repricing transactions within a certain period of time after the closing date. Up to $75 million may be utilized under the A&R Revolving Credit Facility for the issuance of letters of credit to the Company or any of the Company’s subsidiaries. Letters of credit are available for issuance under the A&R Credit Agreement on terms and conditions customary for financings of this kind, which issuances will reduce the available funds under the A&R Revolving Credit Facility.

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

On February 16, 2021 the Company redeemed $140 million in principal amount of the 6.125% senior unsecured notes (the “Senior Notes”) at a redemption price of 106.125% of par plus accrued interest.

As a result of the Senior Notes redemption and the execution of the A&R Credit Agreement, debt extinguishment costs of $23 million were incurred during the three months ended April 3, 2021 and were recorded in Other expense, net.

As of April 3, 2021, there were no borrowings and no letters of credit issued under the Revolving Credit Facility. The Company assessed the amounts recorded under the A&R Term B Facility, the Senior Notes, and the Revolving Credit Facility. The Company determined that the Revolving Credit Facility approximated fair value. The A&R Term B Facility and the Senior Notes’ fair values are approximately $949 and $275 million, respectively. The fair values of the debt are based on the quoted inactive prices and are therefore classified as Level 2 within the valuation hierarchy.

At April 3, 2021 the interest rate for the A&R Term B Facility was 2.75%.

For more information, please refer to Note 15. Long-term Debt and Credit Agreement in the Company’s 2020 Annual Report on Form 10-K.

Note 14. Derivative Instruments

The Company uses interest rate swap agreements to manage exposure to interest rate risks. The Company does not use interest rate swap agreements for speculative or trading purposes. The gain or loss on the interest rate swap is recorded in Accumulated other comprehensive loss and is subsequently recognized as Interest expense in the Interim Consolidated Statements of Operations when the hedged exposure affects earnings. If the related debt or the interest rate swap is terminated prior to maturity, the fair value of the interest rate swap recorded in Accumulated other comprehensive loss may be recognized in the Consolidated Interim Statements of Operations based on an assessment of the agreements at the time of termination.

In March 2021, the Company entered into eight interest rate swap agreements (the “Swap Agreements”) with several financial institutions for a combined notional value of $560 million. The effect of the Swap Agreements is to convert a portion of the Company’s variable interest rate obligations based on three-month LIBOR with a minimum rate of 0.50% per annum to a base fixed weighted average rate of 0.9289% over terms ranging from three to five years. The Swap Agreements are adjusted to fair value on a quarterly basis. The estimated fair value is based on Level 2 inputs including primarily the forward LIBOR curve available to swap dealers. Contract gains recognized in other comprehensive income (loss) and amounts reclassified from Accumulated other comprehensive loss into earnings were not material for any of the periods presented. The fair value of the Swap Agreements at April 3, 2021 was not material. Amounts expected to be reclassified into earnings in the next 12 months were not material as of April 3, 2021.

Note 15. Pension

The Company sponsors multiple funded and unfunded U.S. and non-U.S. defined benefit pension plans. Pension benefits for many of its U.S. employees are provided through non-contributory, qualified and non-qualified defined benefit plans. It also sponsors defined benefit pension plans which cover non-U.S. employees who are not U.S. citizens, in certain jurisdictions, principally Germany, Austria, Belgium, France, India, Switzerland, and the Netherlands. The pension obligations as of April 3, 2021 and December 31, 2020 were $164 million and $168 million, respectively, and are included in Other liabilities in the unaudited Consolidated Interim Balance Sheets. Net periodic benefit cost recognized in Comprehensive income (loss) for the three months ended April 3, 2021 and March 28, 2020 is $2 million and $2 million, respectively.

The components of net periodic benefit costs other than the service cost are included in Other expense, net in the unaudited Consolidated Interim Statements of Operations for the three months ended April 3, 2021 and March 28, 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(In millions, except per share amounts)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help you understand the results of operations and financial condition of Resideo Technologies, Inc. and its consolidated subsidiaries (“Resideo” or “the Company”, “we”, “us” or “our”) for the three months ended April 3, 2021 and should be read in conjunction with the unaudited Consolidated Interim Financial Statements and the notes thereto contained elsewhere in this Form 10-Q. The financial information as of April 3, 2021 should be read in conjunction with the consolidated and combined financial statements for the year ended December 31, 2020 contained in our 2020 Annual Report on Form 10-K (the “2020 Annual Report on Form 10-K”).

Overview and Business Trends

We are a leading global manufacturer and distributor of technology driven products and solutions that help homeowners and businesses stay connected and in control of their comfort, security, and energy use. We are a leader in the home heating, ventilation and air conditioning controls, and security markets. We have a global footprint serving commercial and residential end-markets. We manage our business operations through two operating segments, Products & Solutions and ADI Global Distribution. Our Products & Solutions segment consists of comfort, security, residential thermal (“RTS”) products and solutions. Our offerings include temperature and humidity control, thermal and combustion solutions, water and air solutions, as well as security panels, sensors, peripherals, wire and cable, communications devices, video cameras, awareness solutions, cloud infrastructure, installation and maintenance tools, and related software. Our ADI Global Distribution business is the leading wholesale distributor of low-voltage security products including intrusion, access control and video products and participates significantly in the broader related markets of smart home, fire, power, audio, ProAV, networking, communications, wire and cable, and data communications. The Products & Solutions segment, consistent with our industry, has a higher gross and operating profit margin profile in comparison to the ADI Global Distribution segment.

During the fourth quarter of 2020, we made a change to our reportable segments. Previously we allocated corporate costs to the Products & Solutions segment as well as the ADI Global Distribution segment. We now report corporate costs separately, as Corporate, from the two operating segments. In addition, during the fourth quarter of 2020, our Chief Operating Decision Maker moved towards making financial decisions and allocating resources based on segment Operating profit, rather than Segment Adjusted EBITDA. These changes were designed to better align accountability and authority, give a clearer view into the operational performance of the two segments and increase accountability for management of corporate spending.

Our financial performance is influenced by several macro factors such as repair and remodeling activity, residential and non-residential construction, employment rates, and overall macro environment. The global outbreak of a novel coronavirus disease (“COVID-19”) created economic disruption. Starting at the end of the first quarter of 2020, we experienced constrained supply and slowed customer demand, as well as temporary closures of several of our ADI Global Distribution branches, that adversely impacted business, results of operations and overall financial performance. Although there remains uncertainty as to the continuing implications of COVID-19, customer demand has improved and ongoing cost actions and transformation efforts contributed to the improvements in the Company’s operations and overall financial performance.

First Quarter Highlights

Net revenue increased $240 million in the first quarter of 2021 compared to the same quarter of 2020, with increased sales growth in both Products & Solutions and ADI Global Distribution. Gross profit as a percent of net revenues increased to 26% in the first quarter of 2021 from 24% in the first quarter of 2020. The primary drivers to the increase in gross profit percentage were a 100 bps favorable impact as a result of higher revenue volumes in both Products & Solutions and ADI Global Distribution, a 100 bps favorable impact from sourcing productivity, and a 100 bps favorable impact from a decrease in Spin-Off and restructuring related costs. These impacts were partially offset by a 100 bps unfavorable impact from increased freight costs. First quarter net income was $49 million for the three months ended April 3, 2021 compared to a net loss of $21 million for the three months ended March 28, 2020.

Selling, general, and administrative expenses decreased by $12 million in the recent quarter compared to the first quarter of 2020. The decrease was driven by lower Spin-Off and restructuring related expenses, transformation programs cost savings, cost reduction as a result of COVID-19, and other cost reductions totaling $45 million. These decreases were partially offset by commercial investments, foreign currency translation, increased bonus expense, and labor and other inflation totaling $33 million.

We ended the first quarter with $508 million in cash and cash equivalents. Net cash provided by operating activities was $5 million for the three months ended April 3, 2021. At April 3, 2021, accounts receivable were $875 million, inventories were $681 million and there were no borrowings under our revolving credit facility.

COVID-19 Pandemic

The World Health Organization (“WHO”) declared COVID-19 a pandemic in March 2020. The broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain. Starting at the end of the first quarter of 2020, we experienced constrained supply and slowed customer demand, as well as temporary closures of several of our ADI Global Distribution branches, that adversely impacted business, results of operations and overall financial performance. During the second half of 2020 and into 2021 customer demand has improved and on-going cost actions and transformation efforts contributed to the improvements in the Company’s results of operations and overall financial performance. As viruses constantly change through mutation, new variants of the COVID virus have occurred and are expected to continue to occur over time. The CDC and other world health agencies have identified multiple variants which are circulating globally. Research is being conducted to understand how easily these variants may be transmitted and the effectiveness of currently authorized vaccines against them. In addition, vaccine manufacturers are creating booster shots to improve protection against variants. As new information emerges it may have an impact on potential restrictions globally in areas including travel and commercial operations restrictions. As there remains uncertainty around the impacts of the COVID-19 pandemic, we address and evaluate the impacts frequently.

U.S. and international government responses to the COVID-19 outbreak have included “shelter in place,” “stay at home” and similar types of orders. In the United States, Canada and certain other countries globally, these orders exempt certain products and services needed to maintain continuity of operations of critical infrastructure sectors as determined by the federal government. Although certain of the Company’s operations are currently considered essential and exempt in the United States, Canada and certain other countries globally, there remain certain jurisdictions where there have been and may continue to be restrictions on manufacturing or operations or other government lockdown mandates or recommendations, under which we have temporarily closed certain manufacturing and sales facilities, and restricted operations in others, including manufacturing in Mexico and restricted operations in certain ADI Global Distribution sales branches, although certain of these facilities have since reopened or remained opened with restricted sales activities. If any of the applicable exemptions are curtailed or revoked in the future, that could adversely impact our business, operating results and financial condition. Furthermore, to the extent these exemptions do not extend to our key suppliers and customers, this could also adversely impact our business, operating results and financial condition. We have also implemented work-from-home policies for a significant percentage of our employees, which could negatively impact productivity, disrupt conduct of our business in the ordinary course and delay our production timelines. Due to the significant remote workforce populations, we may also face informational technology infrastructure and connectivity issues from the vendors that we rely on for certain information technologies to administer, store and support the Company’s multiple business activities. Finally, we are incurring increased costs associated with cleaning and other employee safety measures.

Our visibility toward future performance is more limited than is typical due to the uncertainty surrounding the duration and ultimate impact of COVID-19 and its variants, and the mitigation measures that are implemented by governmental authorities. We also expect business conditions to remain challenging. In response to these challenges, we will continue to focus on those factors that we can control: closely managing and controlling our expenses; aligning our production schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of our manufacturing, selling and administrative activities.

Recent Developments

Amended and Restated Credit Facilities and Senior Notes Redemption

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

On February 16, 2021, we redeemed $140 million in principal amount of the Senior Notes at a redemption price of 106.125% of par plus accrued interest.

As a result of the Senior Notes redemption and the execution of the A&R Credit Agreement, debt extinguishment costs of $23 million were incurred during the three months ended April 3, 2021 and were recorded in Other expense, net.

Basis of Presentation

Our financial statements are presented on a consolidated basis (collectively, the “Interim Financial Statements”). The Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Reclassification

The prior year segment information was recast to present Corporate separately as well as present Operating profit which replaces Segment Adjusted EBITDA. See Note 4. Segment Financial Data of Notes to Consolidated Interim Financial Statements for additional information. Certain reclassifications have been made to prior period financial statements to conform to the classification adopted in the current period.

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

ADI Global Distribution: We generate revenue through the distribution of low-voltage electronic and security products, as well as smart home, fire, power, audio and ProAV, networking, communications, wire and cable, and data communications that are delivered through a comprehensive network of professional contractors, distributors and OEMs, as well as major retailers and online merchants. In addition to our own security products, ADI Global Distribution distributes products from industry-leading manufacturers and also carries a line of private label products. We sell these products to contractors that service non-residential and residential end-users. 14% of ADI Global Distribution’s net revenue is supplied by our Products & Solutions segment. Management estimates that in 2020 and 2021 approximately two-thirds of ADI Global Distribution’s net revenue was attributed to non-residential end markets and one-third to residential end markets.

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

Other Expense, Net

Other expense, net consists primarily of Reimbursement Agreement expenses (gains) for certain Honeywell environmental liability payments. For further information see the “Reimbursement Agreement” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 12. Commitments and Contingencies of Notes to Interim Financial Statements of this Form 10-Q. Other expense, net also includes debt extinguishment costs incurred as a result of the Senior Notes redemption and the execution of the A&R Credit Agreement as well as foreign exchange gains and losses and other non-operating related expense or income.

Interest Expense

Interest expense consists of interest on our short and long-term obligations, including our senior notes, term credit facilities, revolving credit facilities, and any realized gains or losses from our interest rate swaps. Interest expense on our obligations includes contractual interest, amortization of the debt discount, and amortization of deferred financing costs.

Tax Expense

Provision for income taxes includes both domestic and foreign income taxes at the applicable statutory tax rates, adjusted for U.S. taxation of foreign earnings, non-deductible expenses, and other permanent differences.

Results of Operations

The following table sets forth our selected unaudited consolidated interim statements of operations for the periods presented:

Unaudited Consolidated Interim Statements of Operations

(In millions except share and per share data)

	Three Months Ended
	April 3,	March 28,
	2021	2020
Net revenue	$1,419	$1,179
Cost of goods sold	1,051	895
Gross profit	368	284
Selling, general and administrative expenses	238	250
Operating profit	130	34
Other expense, net	44	42
Interest expense	13	17
Income (loss) before taxes	73	(25)
Tax expense (benefit)	24	(4)
Net income (loss)	$49	$(21)
Weighted Average Number of Common Shares Outstanding (in thousands)
Basic	143,382	122,962
Diluted	147,656	122,962
Earnings (Loss) Per Share
Basic	$0.34	$(0.17)
Diluted	$0.33	$(0.17)

Results of Operations for the Three Months Ended April 3, 2021 and March 28, 2020

Net Revenue

	Three Months Ended
	April 3,	March 28,
	2021	2020
Net revenue	$1,419	$1,179
% change compared with prior period	20%

Net revenue for the three months ended April 3, 2021 was $1,419, an increase of $240 million, or 20%, from $1,179 million for the three months ended March 28, 2020. The increase is mainly due to volume.

A discussion of net revenue by segment can be found in the Review of Business Segments section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cost of Goods Sold

	Three Months Ended
	April 3,	March 28,
	2021	2020
Cost of goods sold	$1,051	$895
% change compared with prior period	17%
Gross profit percentage	26%	24%

Cost of goods sold for the three months ended April 3, 2021 was $1,051 million, an increase of $156 million, or 17%, from $895 million for the three months ended March 28, 2020.

This increase in cost of goods sold was driven by higher revenue volumes in Products & Solutions and ADI Global Distribution, foreign currency translation, increased freight costs, and material and labor inflation totaling $189 million. These increased costs were partially offset by a decrease in Spin-Off and restructuring related costs, sourcing productivity, favorable changes in sales mix, lower charges related to obsolete and surplus inventory, and transformation programs cost savings totaling $33 million.

The primary drivers to the increase in gross profit percentage were a 100 bps favorable impact as a result of higher revenue volumes in Products & Solutions and ADI Global Distribution, a 100 bps favorable impact from sourcing productivity, and a 100 bps favorable impact from a decrease in Spin-Off and restructuring related costs. These impacts were partially offset by a 100 bps unfavorable impact from increased freight costs.

S elling, General and Administrative Expense

	Three Months Ended
	April 3,	March 28,
	2021	2020
Selling, general and administrative expense	$238	$250
% of revenue	17%	21%

Selling, general and administrative expense for the three months ended April 3, 2021 was $238 million, a decrease of $12 million, from $250 million for the three months ended March 28, 2020. The decrease was driven by lower Spin-Off and restructuring related expenses, transformation programs cost savings, cost reductions as a result of COVID-19, and other cost reductions totaling $45 million. These decreases were partially offset by commercial investments, foreign currency translation, increased bonus expense, and labor and other inflation totaling $33 million.

Other Expense, Net

	Three Months Ended
	April 3,	March 28,
	2021	2020
Other expense, net	$44	$42

Other expense, net for the three months ended April 3, 2021 was $44 million, an increase of $2 million from $42 million for the three months ended March 28, 2020. Other expense, net increased $23 million from debt extinguishment costs incurred as a result of the Senior Notes redemption and the execution of the A&R Credit Agreement, offset by $11 million in favorable foreign exchange impact, $9 million reduction in the accruals related to the Tax Matters Agreement, and a $1 million decrease in other non-operating expense.

Tax Expense (Benefit)

	Three Months Ended
	April 3,	March 28,
	2021	2020
Tax expense (benefit)	$24	$(4)
Effective tax rate	32%	14%

The Company recorded a tax expense of $24 million three months ended April 3, 2021.

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

For the three months ended April 3, 2021 the net tax expense of $24 million consists primarily of interim period tax expense of $24 million based on year-to-date actual amounts. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, non-deductible expenses, and U.S. taxation of foreign earnings.

Review of Business Segments

Products & Solutions

	Three Months Ended
	April 3,	March 28,
	2021	2020	% Change
Total revenue	$700	$559
Less: Intersegment revenue	94	84
External revenue	$606	$475	28%
Operating profit	$130	$58	124%

Products & Solutions revenue increased 28%, mainly due to increased unit volume. Operating profit increased from $58 million to $130 million, or 124%. Operating profit was positively impacted by higher revenue, sourcing productivity, a decrease in Spin-Off and restructuring related expenses, transformation programs cost savings, lower charges related to obsolete and surplus inventory, favorable changes in sales mix, and other cost reduction efforts totaling $103 million. These impacts were partially offset by increased freight costs, investments to support new product launches, increased bonus expense, and labor and material inflation totaling $31 million.

ADI Global Distribution

	Three Months Ended
	April 3,	March 28,
	2021	2020	% Change
External revenue	$813	$704	15%
Operating profit	$59	$48	23%

ADI Global Distribution revenue increased 15%, highlighted by strong growth in U.S. and Canada, as well as EMEA. Revenue was aided by three additional selling days in 2021. Operating profit increased from $48 million to $59 million, or 23%. Operating profit was favorably impacted primarily by higher revenue, favorable changes in sales mix, and other expense productivity totaling $20 million. These positive impacts were partially offset by commercial investments, as well as labor and other cost inflation totaling $9 million.

Corporate

	Three Months Ended
	April 3,	March 28,
	2021	2020	% Change
Corporate costs	$(59)	$(72)	(18)%

Corporate costs for the three months ended April 3, 2021 were $59 million, a decrease from $72 million for the three months ended March 28, 2020, or 18%. The decrease was driven by lower Spin-Off and restructuring related expenses, transformation programs cost savings, and other cost reductions totaling $28 million. These decreases were partially offset by increased third-party spend, increased bonus expense, foreign currency translation, and labor and other inflation totaling $15 million.

Capital Resources and Liquidity

Our liquidity is primarily dependent on our ability to continue to generate cash flows from operations, supplemented by external sources of capital as needed.

•	Cash flows provided by operating activities was $5 million for the three months ended April 3, 2021 compared to $74 million for the three months ended March 28, 2020.
•	As of April 3, 2021, total cash and cash equivalents were $508 million.
•	At April 3, 2021, there were no borrowings and no letters of credit issued under our $500 million revolving credit facility.

Our future capital requirements will depend on many factors, including the, the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects, potential acquisitions of companies or technologies and the expansion of our sales and marketing activities. We believe our existing cash, cash equivalents, and availability under our credit facilities are sufficient to meet our capital requirements through at least the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time. We may enter into acquisitions or strategic arrangements in the future which also could require us to seek additional equity or debt financing.

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

The amount paid during the three months ended April 3, 2021 was $35 million. See Note 12. Commitments and Contingencies of Notes to Consolidated Interim Financial Statements of the Form 10-Q and Note 19. Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements in our 2020 Annual Report on Form 10-K for further discussion.

Cash Flow Summary for the three Months Ended April 3, 2021 and March 28, 2020

Our cash flows from operating, investing and financing activities for the three months ended April 3, 2021 and March 28, 2020, as reflected in the unaudited Interim Financial Statements, are summarized as follows:

	Three Months Ended
	April 3,	March 28,
	2021	2020
Cash provided by (used for):
Operating activities	$5	$(74)
Investing activities	(24)	(51)
Financing activities	13	349
Effect of exchange rate changes on cash and cash equivalents	(3)	(8)
Net (decrease) increase in cash and cash equivalents	$(9)	$216

Cash provided by operating activities for the three months ended April 3, 2021 increased by $79 million, primarily due to increased profitability.

Cash used for investing activities decreased by $27 million, primarily due to $30 million of additional cash paid for acquisitions in the first quarter of 2020, partially offset by an increase of $3 million of cash paid for capital expenditures in the first quarter of 2021.

Net cash provided by financing activities decreased by $336 million. The decrease in cash provided by financing activities was primarily due to a decrease of $350 million of proceeds from our revolving credit facility that was used to increase our cash position in 2020 in light of the economic uncertainty surrounding the COVID-19 pandemic, partially offset by $8 million of net proceeds resulting from the A&R Credit Agreement, redemption of the $140 million in principal amount of the Senior Notes, and debt issuance and modification costs.

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

Critical Accounting Policies

The preparation of our unaudited Interim Financial Statements in accordance with U.S. GAAP is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. We consider the accounting policies discussed in our 2020 Annual Report on Form 10-K to be critical to the understanding of our unaudited Interim Financial Statements included in this Form 10-Q. There have been no changes in our critical accounting policies as compared to what was disclosed in the 2020 Annual Report on Form 10-K. Actual results could differ from our estimates and assumptions, and any such differences could be material to our unaudited Interim Financial Statements. As there remains uncertainty around the impacts of the COVID-19 pandemic, we intend to address and evaluate the impacts frequently.

Other Matters

Litigation, Environmental Matters and Reimbursement Agreement

See Note 12. Commitments and Contingencies of Notes to Consolidated Interim Financial Statements of this Form 10-Q for a discussion of environmental and other litigation matters.

Recent Accounting Pronouncements

See Note 2. Summary of Significant Accounting Policies of Notes to Consolidated Interim Financial Statements of this Form 10-Q for a discussion of recent accounting pronouncements.

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

Interest Rate Risk

As of April 3, 2021, $950 million of our total debt of $1,210 million carried variable interest rates. In March 2021, eight interest rate swap agreements were entered into with various financial institutions for a combined notional amount of $560 million (the “Swap Agreements”). The Swap Agreements effectively converted a portion of the Company’s variable interest rate obligations based on three-month LIBOR with a minimum rate of 0.50% per annum to a base fixed weighted average rate of 0.9289% over a term of three to five years. For more information on the Swap Agreements, see Note 14. Derivative Instruments of Notes to Consolidated Interim Financial Statements of this Form 10-Q. The fair market values of our fixed-rate financial instruments and Swap Agreements are sensitive to changes in interest rates. At April 3, 2021, an increase in interest rate by 100 basis points would have an approximate $4 million impact on our annual interest expense, while a decrease in interest rate is not possible due to the interest rate floor on our variable rate debt.

Foreign Currency Exchange Rate Risk

We are exposed to market risks from changes in currency exchange rates. While we primarily transact with customers in the U.S. Dollar, we also transact in foreign currencies, primarily including the Euro, British Pound, Indian Rupee, Canadian Dollar, and Mexican Peso. These exposures may impact total assets, liabilities, future earnings and/or operating cash flows. Our exposure to market risk for changes in foreign currency exchange rates arises from transactions arising from international trade, foreign currency denominated monetary assets and liabilities, and international financing activities between subsidiaries. We rely primarily on natural offsets to address our exposures and may supplement this approach from time to time by entering into forward and option hedging contracts. As of April 3, 2021 and December 31, 2020 we have no outstanding foreign currency hedging arrangements.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended April 3, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

See Note 12. Commitments and Contingencies — Other Matters of Notes to Consolidated Interim Financial Statements of this Form 10-Q for a discussion on legal proceedings.

Item 1A.	Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal and regulatory risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. There have been no material changes to the risk factors described in our 2020 Annual Report on Form 10-K.

Item 6.	Exhibits

The Exhibits listed below on the Exhibit Index are filed or incorporated by reference as part of this Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1

Fourth Amendment to Indemnification and Reimbursement Agreement, dated as of February 12, 2021, between Resideo Intermediate Holding Inc. and Honeywell International Inc. (incorporated by reference to Exhibit 2.1 to Resideo’s Form 8-K filed February 17, 2021)

3.1	Amended and Restated By-laws of Resideo Technologies, Inc. (incorporated by reference to Exhibit 3.1 to Resideo’s Form 8-K filed on February 19, 2021)

10.1

Amendment and Restatement Agreement, dated as of February 12, 2021, by and among the Resideo Technologies, Inc., Resideo Holding Inc., Resideo Intermediate Holding Inc., Resideo Funding Inc., certain other subsidiaries of Resideo Technologies, Inc,, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K filed February 17, 2021)

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

Resideo Technologies, Inc.

Date: May 6, 2021	By:	/s/ Anthony L. Trunzo
Anthony L. Trunzo Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Date: May 6, 2021	By:	/s/ AnnMarie Geddes
AnnMarie Geddes Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)