Form 10-Q
period 2021-07-03
RESIDEO TECHNOLOGIES, INC.
filed 2021-08-05
CIK 1740332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2021

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 30, 2021 was 144,182,941 shares.

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

•	our reliance on Honeywell for the Honeywell Home trademark;
•	potential material environmental liabilities;
•	potential material costs as a result of warranty claims, including product recalls, and product liability actions that may be brought against us;
•	potential material litigation matters; including the shareholder litigation described in this Form 10-Q;
•	unforeseen U.S. federal income tax and foreign tax liabilities; and
•	certain factors discussed elsewhere in this Form 10-Q.

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

PART I

The financial statements and related footnotes as of July 3, 2021 should be read in conjunction with the financial statements for the year ended December 31, 2020 contained in our 2020 Annual Report on Form 10-K.

RESIDEO TECHNOLOGIES, INC.

Item 1.	Financial Statements

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(In millions except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net revenue	$1,477	$1,029	$2,896	$2,208
Cost of goods sold	1,096	793	2,147	1,688
Gross profit	381	236	749	520
Selling, general and administrative expenses	238	223	455	455
Research and development expenses	22	19	43	37
Operating profit (loss)	121	(6)	251	28
Other expense, net	28	29	72	71
Interest expense	12	18	25	35
Income (loss) before taxes	81	(53)	154	(78)
Tax expense	23	23	47	19
Net income (loss)	$58	$(76)	$107	$(97)
Weighted Average Number of Common Shares Outstanding (in thousands)
Basic	143,939	123,203	143,657	123,083
Diluted	148,328	123,203	148,050	123,083
Earnings (Loss) Per Share
Basic	$0.40	$(0.62)	$0.74	$(0.79)
Diluted	$0.39	$(0.62)	$0.72	$(0.79)

The unaudited Notes to Consolidated Interim Financial Statements are an integral part of these statements.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net income (loss)	$58	$(76)	$107	$(97)
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	9	44	(17)	(22)
Changes in unrealized gain on derivatives	(2)	-	-	-
Total other comprehensive income (loss), net of tax	7	44	(17)	(22)
Comprehensive income (loss)	$65	$(32)	$90	$(119)

The unaudited Notes to Consolidated Interim Financial Statements are an integral part of these statements.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED INTERIM BALANCE SHEETS

(In millions, except number of shares which are reflected in thousands and par value)

(Unaudited)

	July 3, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$579	$517
Accounts receivable – net	895	863
Inventories – net	684	672
Other current assets	198	173
Total current assets	2,356	2,225
Property, plant and equipment – net	304	318
Goodwill	2,682	2,691
Other assets	370	376
Total assets	$5,712	$5,610
LIABILITIES
Current liabilities:
Accounts payable	$915	$936
Current maturities of debt	10	7
Accrued liabilities	586	595
Total current liabilities	1,511	1,538
Long-term debt	1,184	1,155
Obligations payable under Indemnification Agreements	584	590
Other liabilities	330	334
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY
Common stock, $0.001 par value, 700,000 shares authorized, 145,359 and 144,171 shares issued and outstanding as of July 3, 2021, 143,959 and 143,059 shares issued and outstanding as of December 31, 2020, respectively	-	-
Additional paid-in capital	2,098	2,070
Treasury stock, at cost	(14)	(6)
Retained earnings	182	75
Accumulated other comprehensive loss	(163)	(146)
Total equity	2,103	1,993
Total liabilities and equity	$5,712	$5,610

The unaudited Notes to Consolidated Interim Financial Statements are an integral part of these statements.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	July 3, 2021	June 27, 2020
Cash flows provided by operating activities:
Net income (loss)	$107	$(97)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	45	42
Stock compensation expense	19	14
Other	18	21
Changes in assets and liabilities, net of acquired companies:
Accounts receivable	(33)	113
Inventories – net	(8)	58
Other current assets	(24)	13
Accounts payable	(15)	(109)
Accrued liabilities	(10)	14
Obligations payable under Indemnification Agreements	(6)	(9)
Other	6	11
Net cash provided by operating activities	99	71
Cash flows used for investing activities:
Expenditures for property, plant, equipment and other intangibles	(35)	(31)
Cash paid for acquisitions, net of cash acquired	(10)	(35)
Other	3	-
Net cash used for investing activities	(42)	(66)
Cash flows provided by financing activities:
Proceeds from long-term debt	950	-
Payment of debt facility issuance and modification costs	(21)	-
Net proceeds from revolving credit facility	-	250
Repayment of long-term debt	(923)	(6)
Other	1	(3)
Net cash provided by financing activities	7	241
Effect of foreign exchange rate changes on cash and cash equivalents	(2)	(6)
Net increase in cash and cash equivalents	62	240
Cash and cash equivalents at beginning of period	517	122
Cash and cash equivalents at end of period	$579	$362

The unaudited Notes to Consolidated Interim Financial Statements are an integral part of these statements.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED INTERIM STATEMENTS OF EQUITY

(In millions, shares in thousands)

(Unaudited)

Three Months Ended July 3, 2021	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at April 3, 2021	143,819	1,069	$-	$(10)	$2,088	$124	$(170)	$2,032
Net income	-	-	-	-	-	58	-	58
Other comprehensive income, net of tax	-	-	-	-	-	-	7	7
Stock issuances, net of shares withheld for taxes	352	119	-	(4)	-	-	-	(4)
Stock-based compensation	-	-	-	-	10	-	-	10
Balance at July 3, 2021	144,171	1,188	$-	$(14)	$2,098	$182	$(163)	$2,103

Three Months Ended June 27, 2020	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid- In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance at March 28, 2020	123,121	752	$-	$(4)	$1,768	$17	$(260)	$1,521
Net loss	-	-	-	-	-	(76)	-	(76)
Other comprehensive income, net of tax	-	-	-	-	-	-	44	44
Stock issuances, net of shares withheld for taxes	257	100	-	(1)	-	-	-	(1)
Stock-based compensation	-	-	-	-	7	-	-	7
Balance at June 27, 2020	123,378	852	$-	$(5)	$1,775	$(59)	$(216)	$1,495

Six Months Ended July 3, 2021	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at January 1, 2021	143,059	900	$-	$(6)	$2,070	$75	$(146)	$1,993
Net income	-	-	-	-	-	107	-	107
Other comprehensive loss, net of tax	-	-	-	-	-	-	(17)	(17)
Stock issuances, net of shares withheld for taxes	1,112	288	-	(8)	9	-	-	1
Stock-based compensation	-	-	-	-	19	-	-	19
Balance at July 3, 2021	144,171	1,188	$-	$(14)	$2,098	$182	$(163)	$2,103

Six Months Ended June 27, 2020	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid- In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance at January 1, 2020	122,873	615	$-	$(3)	$1,761	$38	$(194)	$1,602
Net loss	-	-	-	-	-	(97)	-	(97)
Other comprehensive loss, net of tax	-	-	-	-	-	-	(22)	(22)
Stock issuances, net of shares withheld for taxes	505	237	-	(2)	-	-	-	(2)
Stock-based compensation	-	-	-	-	14	-	-	14
Balance at June 27, 2020	123,378	852	$-	$(5)	$1,775	$(59)	$(216)	$1,495

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

The prior year unaudited Consolidated Interim Statements of Operations were reclassified to present Research and development expenses as a separate line item within the statements. Research and development expenses were formerly included within Selling, general and administrative expenses.

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

Note 3. Revenue Recognition

Disaggregated Revenue

Revenues by geography and business line are as follows:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Comfort	$295	$198	$574	$428
Security	163	115	340	237
Residential Thermal Solutions	140	85	290	208
Products & Solutions	598	398	1,204	873
U.S. and Canada	731	532	1,398	1,108
EMEA (1)	140	95	274	209
APAC (2)	8	4	20	18
ADI Global Distribution	879	631	1,692	1,335
Net revenue	$1,477	$1,029	$2,896	$2,208

(1)	EMEA represents Europe, the Middle East and Africa.
(2)	APAC represents Asia and Pacific countries.

The Company recognizes the majority of its revenue from performance obligations outlined in contracts with its customers that are satisfied at a point in time. Approximately 3% of the Company’s revenue is satisfied over time. As of July 3, 2021 and June 27, 2020, contract assets and liabilities were not material.

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

Corporate—Corporate includes expenses associated with legal, finance, information technology, human resources, strategy and communications related to the Corporate office as well as supporting the operating segments, but do not relate directly to revenue-generating activities.

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance.

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Revenue
Total Products & Solutions revenue	$695	$482	$1,395	$1,041
Less: Intersegment revenue	97	84	191	168
External Products & Solutions revenue	598	398	1,204	873
External ADI Global Distribution revenue	879	631	1,692	1,335
Total revenue	$1,477	$1,029	$2,896	$2,208

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Operating profit (loss)
Products & Solutions	$129	$42	$259	$100
ADI Global Distribution	66	31	125	79
Corporate	(74)	(79)	(133)	(151)
Total	$121	$(6)	$251	$28

The Company’s CODM does not use segment assets information to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.

Note 5. Stock-Based Compensation Plans

Restricted Stock Units (“RSUs”)

During the six months ended July 3, 2021, as part of the Company’s annual long-term compensation under the 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates and the 2018 Stock Incentive Plan for Non-Employee Directors of Resideo Technologies, Inc. as may be amended from time to time (together, the “Stock Incentive Plan”), it granted 500,227 market-based RSUs and 1,050,054 service-based RSUs to eligible employees. The weighted average grant date fair value per share for market-based RSUs and service-based RSUs was $42.98 and $27.35, respectively.

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

The Company’s operating lease costs for the three and six months ended July 3, 2021 and June 27, 2020 consisted of the following:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Cost of goods sold	$4	$4	$8	$8
Selling, general and administrative	10	10	22	20
Total operating lease costs	$14	$14	$30	$28

Total operating lease costs include variable lease costs of $4 million and $8 million for the three and six months ended July 3, 2021. For the three and six months ended June 27, 2020, total operating lease costs include variable lease costs of $4 million and $7 million, respectively. Total operating lease costs also include offsetting sublease income which is immaterial for the three and six months ended July 3, 2021 and June 27, 2020.

The Company recognized the following related to its operating leases:

	Financial Statement Line Item	At July 3, 2021	At December 31, 2020
Operating right-of-use assets	Other assets	$134	$133
Operating lease liabilities - current	Accrued liabilities	$34	$33
Operating lease liabilities - noncurrent	Other liabilities	$107	$107

Maturities of the Company’s operating lease liabilities were as follows:

At July 3, 2021
2021	$21
2022	37
2023	32
2024	21
2025	16
Thereafter	36
Total lease payments	163
Less: imputed interest	22
Present value of operating lease liabilities	$141
Weighted-average remaining lease term (years)	5.47
Weighted-average incremental borrowing rate	5.51%

Supplemental cash flow information related to the Company’s operating leases was as follows:

	Six Months Ended
	July 3, 2021	June 27, 2020
Operating cash outflows	$17	$15
Operating right-of-use assets obtained in exchange for operating lease liabilities	$17	$10

As of July 3, 2021, the Company has additional operating leases that have not yet commenced. Obligations under these leases are not material. Additionally, as a lessor, the Company leases all or a portion of certain owned properties. Rental income for the three and six months ended July 3, 2021 and June 27, 2020 was not material.

Note 7. Income Taxes

The Company recorded a tax expense of $23 million and a tax expense of $47 million for the three and six months ended July 3, 2021, respectively.

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

For the three months ended July 3, 2021 the net tax expense of $23 million consists primarily of interim period tax expense of $23 million based on year-to-date pretax income multiplied by the Company’s forecasted effective tax rate. In addition to items specific to the period, the Company’s income tax rate is impacted by the mix of earnings across the jurisdictions in which the Company operates, non-deductible expenses, and U.S. taxation of foreign earnings.

For the six months ended July 3, 2021, the net tax expense of $47 million consists primarily of interim period tax expense of $47 million based on year-to-date pretax income multiplied by the Company’s forecasted effective tax rate. In addition to items specific to the period, the Company’s income tax rate is impacted by the mix of earnings across the jurisdictions in which the Company operates, non-deductible expenses, and U.S. taxation of foreign earnings.

Note 8. Other Expense, Net

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Reimbursement Agreement expense	$36	$35	$72	$69
Loss on extinguishment of debt	-	-	23	-
Other	(8)	(6)	(23)	2
	$28	$29	$72	$71

Note 9. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings per share (in millions except shares in thousands and per share data):

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net income (loss)	$58	$(76)	$107	$(97)

Shares used in computing basic earnings per share	143,939	123,203	143,657	123,083

Effect of dilutive securities:
Dilutive effect of common stock equivalents	4,389	-	4,393	-
Shares used in computing diluted earnings per share	148,328	123,203	148,050	123,083

Earnings (loss) per share:
Basic	$0.40	$(0.62)	$0.74	$(0.79)
Diluted	$0.39	$(0.62)	$0.72	$(0.79)

Diluted earnings per share is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of the Company’s common stock for the three and six months ended July 3, 2021 and June 27, 2020. In periods where the Company has a net loss, no dilutive common shares are included in the calculation for diluted shares as they are considered anti-dilutive. For the three and six months ended July 3, 2021, average options and other rights to purchase approximately 0.1 million shares of common stock were outstanding and anti-dilutive, and therefore excluded from the computation of diluted earnings per common share. In addition, an average of approximately 0.9 million and 0.8 million shares of performance-based unit awards are excluded from the computation of diluted earnings per common share for the three and six months ended July 3, 2021 as the contingency has not been satisfied. For the three and six months ended June 27, 2020, average options and other rights to purchase approximately 4.7 million and 4.1 million shares of common stock, respectively, were outstanding and anti-dilutive, and therefore excluded from the computation of diluted income per common share. An average of approximately 0.6 million and 0.5 million shares of performance-based unit awards are excluded from the computation of diluted earnings per common share for the three and six months ended June 27, 2020, as the contingency has not been satisfied.

Note 10. Inventories—Net

	July 3, 2021	December 31, 2020
Raw materials	$137	$127
Work in process	19	19
Finished products	528	526
	$684	$672

Note 11. Accrued Liabilities

	July 3, 2021	December 31, 2020
Obligations payable under Indemnification Agreements	$140	$140
Taxes payable	61	62
Compensation, benefit and other employee-related	85	105
Customer rebate reserve	62	91
Litigation reserve	55	3
Restructuring reserve	15	24
Other	168	170
	$586	$595

Refer to Note 12. Commitments and Contingencies for further details on Obligations payable under Indemnification Agreements.

Note 12. Commitments and Contingencies

Environmental Matters

The Company is subject to various federal, state, local and foreign government requirements relating to the protection of the environment and accrues costs related to environmental matters when it is probable that it has incurred a liability related to a contaminated site and the amount can be reasonably estimated. Environmental-related expenses for sites owned and operated by Resideo are presented within Cost of goods sold for operating sites. For the three and six months ended July 3, 2021 and June 27, 2020, environmental expenses related to these operating sites were not material. Liabilities for environmental costs were $22 million as of July 3, 2021 and December 31, 2020.

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

The following table summarizes information concerning the Company’s Reimbursement Agreement liabilities:

	Six Months Ended
	July 3, 2021	June 27, 2020
Beginning balance	$591	$585
Accruals for indemnification liabilities deemed probable and reasonably estimable	72	69
Indemnification payment	(70)	(35)
Ending balance (1)	$593	$619

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

For the three and six months ended July 3, 2021, net expenses related to the Reimbursement Agreement were $36 million and $72 million, respectively, and for the three and six months ended June 27, 2020, net expenses related to the Reimbursement Agreement were $35 million and $69 million, respectively, and are recorded in Other expense, net.

Reimbursement Agreement liabilities are included in the following balance sheet accounts:

	July 3, 2021	December 31, 2020
Accrued liabilities	$140	$140
Obligations payable under Indemnification Agreements	453	451
	$593	$591

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

Tax Matters Agreement

In connection with the Spin-Off, the Company entered into the Tax Matters Agreement with Honeywell pursuant to which it is responsible and will indemnify Honeywell for certain taxes, including certain income taxes, sales taxes, VAT and payroll taxes, relating to the business for all periods, including periods prior to the consummation of the Spin-Off. As of July 3, 2021 and December 31, 2020, the Company had an indemnity liability owed to Honeywell for future tax payments of $130 million and $139 million, respectively, which is included in Obligations payable under Indemnification Agreements.

Trademark Agreement

In connection with the Spin-Off, the Company and Honeywell entered into a 40-year Trademark License Agreement (the “Trademark Agreement”) that authorizes the Company’s use of certain licensed trademarks in the operation of Resideo’s business for the advertising, sale and distribution of certain licensed products. In exchange, the Company pays a royalty fee of 1.5% on net revenue to Honeywell related to such licensed products which is recorded in Selling, general and administrative expense on the unaudited Consolidated Interim Statements of Operations. For the three and six months ended July 3, 2021, royalty fees were $4 million and $9 million, respectively. For the three and six months ended June 27, 2020, royalty fees were $5 million and $11 million, respectively.

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

The Company, the Company’s former CEO Michael Nefkens, the Company’s former CFO Joseph Ragan, and the Company’s former CIO Niccolo de Masi are named defendants of a class action securities suit in the U.S. District Court for the District of Minnesota styled In re Resideo Technologies, Inc. Securities Litigation, 19-cv-02863 (the “Securities Litigation”). The Securities Litigation is a putative class action securities suit with the class defined as all persons or entities who purchased or otherwise acquired common stock of Resideo during the class period of October 29, 2018 to November 6, 2019. The complaint, as amended, asserts claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, broadly alleging, among other things, that the defendants (or some of them) made false and misleading statements regarding, among other things, Resideo’s business, performance, the efficiency of its supply chain, operational and administrative issues resulting from the spin-off from Honeywell, certain business initiatives, and financial guidance in 2019. The defendants filed a motion to dismiss the complaint on July 10, 2020. On March 30, 2021, United States District Judge Wilhelmina M. Wright issued an order and decision denying the motion to dismiss. On April 13, 2021, the Defendants filed an answer in the Securities Litigation. See Note 19. Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements in the Company’s 2020 Annual Report on Form 10-K for further discussion.

On July 30, 2021, the Company executed a term sheet with plaintiffs’ representatives setting forth an agreement in principle to settle the claims alleged in the complaint, as amended. Pursuant to the terms of the agreement in principle, the Company did not make any admission of liability, and the Company continues to deny any and all liability in connection with the allegations of the complaint, as amended. The total amount to be paid in settlement of the claims as set forth in the agreement in principle is $55 million. Insurance recoveries of approximately $39 million are expected related to the settlement. The claim settlement payment and related insurance recoveries are recorded in Accrued liabilities and Other current assets, respectively. The net expense of $16 million from the claim settlement and related insurance recoveries is recorded in Selling, general and administrative expenses. The settlement provided for the full release of all parties and Honeywell, including the Company and the Company’s present and former directors and officers, including without limitation the defendants who were named in the suits. The settlement is subject to, among other things, court review and approval and other customary conditions.

On July 7, 2020, Jawad A. Ayaz as Trustee of the Shiv Venkatasetty 2016 Trust (“Derivative Plaintiff”) filed a shareholder derivative complaint (the “Derivative Complaint”) against certain current or former directors and officers of the Company (“Derivative Defendants”) in the District Court for the District of Delaware, captioned Ayaz v. Nefkens, 20-cv-00915. Derivative Plaintiff alleges generally that Derivative Defendants breached fiduciary duties owed to the Company by allegedly causing or allowing the Company to make materially false and misleading statements to the public regarding the Company’s business operations and financial prospects. Derivative Plaintiff also alleges that the Company’s 2019 proxy statement was materially false and misleading, in violation of Section 14(a) of the Securities Exchange Act of 1934, and asserts claims of corporate waste and unjust enrichment, among other allegations, and relies on a similar set of facts as alleged in the Securities Litigation. The Derivative Complaint seeks declaratory relief and unspecified money damages on behalf of the Company. On July 28, 2020, certain of the Derivative Defendants filed a stipulation to stay the proceedings pending the resolution of the motion to dismiss in the Securities Litigation. An additional shareholder derivative complaint was filed on August 12, 2020, by Plaintiff Daniel Sanclemente (the “Sanclemente Action”) on behalf of the Company in the District Court for the District of Delaware, captioned Sanclemente v. Nefkens, 20-cv-1062, alleging substantially the same facts and making substantially the same claims against the same defendants as in the Derivative Complaint. The District Court has consolidated the Derivative Complaint and the Sanclemente Action. The consolidated action is styled In re Resideo Technologies, Inc. Derivative Litigation, 20-cv-00915 (the “Derivative Action”), and lead counsel has been appointed. Additionally, the court granted a stipulation to stay the consolidated action pending the resolution of the motion to dismiss in the Securities Litigation. On August 28, 2020, Riviera Beach Police Pension Fund (“Riviera Beach”) filed a motion to intervene in the Derivative Action. On September 18, 2020, Riviera Beach and the existing plaintiffs reached an agreement regarding the leadership structure of the Derivative Action in the event that Riviera Beach files its own complaint in the future, and in connection therewith, Riviera Beach withdrew its motion to intervene. On March 30, 2021, the stay of the Derivative Action expired by its terms, given the denial of the motion to dismiss in the Securities Litigation, but was extended by a series of stipulations of the parties until, most recently, August 10, 2021, The Company intends to defend this action vigorously, but there can be no assurance that the defense will be successful.

On June 25, 2021, the Bud & Sue Frashier Family Trust U/A DTD 05/05/98, filed a shareholder derivative complaint (“Delaware Chancery Derivative Complaint”) against certain current or former directors and officers of the Company (“Delaware Chancery Derivative Defendants”) in the Court of Chancery of the State of Delaware, captioned  Bud & Sue Frashier Trust U/A DTD 05/05/98 v. Fradin, 2021-0556. The Delaware Chancery Derivative Complaint alleges substantially the same facts and makes substantially the same claims as the Derivative Action, and additionally references board materials obtained through a demand made pursuant to Section 220 of the Delaware Code Title 8.  On July 19, 2021, the parties filed a stipulation extending Delaware Chancery Derivative Defendants’ deadline to respond to the Delaware Chancery Derivative Complaint until August 2, 2021.  The extension was ordered by the Court on July 20, 2021.  The Company intends to defend this action vigorously, but there can be no assurance that the defense will be successful.

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

The following table summarizes information concerning recorded obligations for product warranties and product performance guarantees:

	Six Months Ended
	July 3, 2021	June 27, 2020
Beginning of period	$22	$25
Accruals for warranties/guarantees issued during the year	8	12
Adjustment of pre-existing warranties/guarantees	(1)	(2)
Settlement of warranty/guarantee claims	(9)	(9)
End of period	$20	$26

Note 13. Long-term Debt and Credit Agreement

The Company’s debt at July 3, 2021 and December 31, 2020 consisted of the following:

	July 3, 2021	December 31, 2020
6.125% notes due 2026	$260	$400
Five-year variable rate term loan A due 2023	-	315
Seven-year variable rate term loan B due 2025	-	465
Seven-year variable rate term loan B due 2028	948	-
Unamortized deferred financing costs	(14)	(18)
Total outstanding indebtedness	1,194	1,162
Less: Amounts expected to be paid within one year	10	7
Total long-term debt due after one year	$1,184	$1,155

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

As of July 3, 2021, there were no borrowings and no letters of credit issued under the Revolving Credit Facility. The Company assessed the amounts recorded under the A&R Term B Facility, the Senior Notes, and the Revolving Credit Facility. The Company determined that the Revolving Credit Facility approximated fair value. The A&R Term B Facility and the Senior Notes’ fair values are approximately $946 million and $274 million, respectively. The fair values of the debt are based on the quoted inactive prices and are therefore classified as Level 2 within the valuation hierarchy.

At July 3, 2021 the interest rate for the A&R Term B Facility was 2.75%.

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

In March 2021, the Company entered into eight interest rate swap agreements (the “Swap Agreements”) with several financial institutions for a combined notional value of $560 million. The effect of the Swap Agreements is to convert a portion of the Company’s variable interest rate obligations based on three-month LIBOR with a minimum rate of 0.50% per annum to a base fixed weighted average rate of 0.9289% over terms ranging from three to five years. The Swap Agreements are adjusted to fair value on a quarterly basis. The estimated fair value is based on Level 2 inputs primarily including the forward LIBOR curve available to swap dealers. Contract gains recognized in other comprehensive income (loss) and amounts reclassified from Accumulated other comprehensive loss into earnings were not material for any of the periods presented. The fair value of the Swap Agreements at July 3, 2021 was not material. Amounts expected to be reclassified into earnings in the next 12 months were not material as of July 3, 2021.

Note 15. Pension

The Company sponsors multiple funded and unfunded U.S. and non-U.S. defined benefit pension plans. Pension benefits for many of its U.S. employees are provided through non-contributory, qualified and non-qualified defined benefit plans. It also sponsors defined benefit pension plans which cover non-U.S. employees who are not U.S. citizens, in certain jurisdictions, principally Germany, Austria, Belgium, France, India, Switzerland, and the Netherlands. The pension obligations as of July 3, 2021 and December 31, 2020 were $167 million and $168 million, respectively, and are included in Other liabilities in the unaudited Consolidated Interim Balance Sheets. Net periodic benefit cost recognized in Comprehensive income (loss) for the three and six months ended July 3, 2021 is $2 million and $5 million, respectively. Net periodic benefit cost recognized in Comprehensive income (loss) for the three and six months ended June 27, 2020 was $2 million and $4 million, respectively.

The components of net periodic benefit costs other than the service cost are included in Other expense, net in the unaudited Consolidated Interim Statements of Operations for the three and six months ended July 3, 2021 and June 27, 2020.

 Note 16. Subsequent Events

On July 30, 2021, in relation to a putative class action securities suit, the Company executed a term sheet with plaintiffs’ representatives setting forth an agreement in principle to settle the claims alleged in the complaint, as amended. See Note 12. Commitments and Contingencies — Other Matters for a discussion on the agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(In millions, except per share amounts)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help you understand the results of operations and financial condition of Resideo Technologies, Inc. and its consolidated subsidiaries (“Resideo” or “the Company”, “we”, “us” or “our”) for the three and six months ended July 3, 2021 and should be read in conjunction with the unaudited Consolidated Interim Financial Statements and the notes thereto contained elsewhere in this Form 10-Q. The financial information as of July 3, 2021 should be read in conjunction with the consolidated and combined financial statements for the year ended December 31, 2020 contained in our 2020 Annual Report on Form 10-K (the “2020 Annual Report on Form 10-K”).

Overview and Business Trends

We are a leading global manufacturer and distributor of technology-driven products and solutions that help homeowners and businesses stay connected and in control of their comfort, security, and energy use. We are a leader in the home heating, ventilation and air conditioning controls, and security markets. We have a global footprint serving commercial and residential end-markets. We manage our business operations through two operating segments, Products & Solutions and ADI Global Distribution. Our Products & Solutions segment consists of comfort, security, residential thermal products and solutions. Our offerings include temperature and humidity control, thermal and combustion solutions, water and air solutions, as well as security panels, sensors, peripherals, wire and cable, communications devices, video cameras, awareness solutions, cloud infrastructure, installation and maintenance tools, and related software. Our ADI Global Distribution business is the leading wholesale distributor of low-voltage security products including intrusion, access control and video products and participates significantly in the broader related markets of smart home, fire, power, audio, ProAV, networking, communications, wire and cable, and data communications. The Products & Solutions segment, consistent with our industry, has a higher gross and operating profit margin profile in comparison to the ADI Global Distribution segment.

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

Second Quarter Highlights

Net revenue increased $448 million in the second quarter of 2021 compared to the same quarter of 2020, which was negatively impacted by the emergence of COVID-19. Gross profit as a percent of net revenues increased to 26% in the second quarter of 2021 from 23% in the second quarter of 2020. The primary items driving the 300 basis point increase in gross profit percentage were a 200 bps favorable impact resulting from higher revenue volumes, a 100 bps favorable impact from sourcing productivity, a 100 bps favorable impact from changes in sales mix, and a 100 bps favorable impact from reduced obsolete and surplus inventory charges. These favorable changes were partially offset by a 200 bps unfavorable impact from increased freight costs.

Second quarter net income was $58 million for the three months ended July 3, 2021 compared to a net loss of $76 million for the three months ended June 27, 2020.

Selling, general, and administrative expenses increased by $15 million in the recent quarter compared to the second quarter of 2020. The increase was driven by the pending securities class action litigation settlement net of insurance recoveries, commercial investments, foreign currency translation, increased bonus expense, increases relative to prior year COVID-19 related cost management efforts, increased stock-based compensation expense and labor and other inflation totaling $54 million. These increases were partially offset by lower Spin-Off and restructuring related expenses, transformation programs cost savings, and other cost reductions totaling $39 million.

Research and development expense for the three months ended July 3, 2021 was $22 million, an increase of $3 million from $19 million for the three months ended June 27, 2020. The increase was driven by commercial investments and labor and other inflation totaling $6 million. These increases were partially offset by lower Spin-Off and restructuring related expenses, transformation programs cost savings, and other cost reductions totaling $3 million.

We ended the second quarter with $579 million in cash and cash equivalents. Net cash provided by operating activities was $99 million for the six months ended July 3, 2021. At July 3, 2021, accounts receivable were $895 million, inventories were $684 million and there were no borrowings under our revolving credit facility.

COVID-19 Pandemic

The World Health Organization (“WHO”) declared COVID-19 a pandemic in March 2020. The broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain. During the second half of 2020 and into 2021 customer demand has improved versus the first half of 2020 and on-going cost actions and transformation efforts contributed to the improvements in the Company’s results of operations and overall financial performance. As viruses constantly change through mutation, new variants of the COVID virus have occurred and are expected to continue to occur over time. The CDC and other world health agencies have identified multiple variants which are circulating globally. As new information emerges it may have an impact on potential restrictions globally in areas including travel, freight, shipping, and commercial operations. As there remains uncertainty around the impacts of the COVID-19 pandemic, we address and evaluate the impacts frequently.

U.S. and international government responses to the COVID-19 outbreak have included “shelter in place,” “stay at home”, and similar types of orders. In the United States, Canada and certain other countries globally, these orders exempt certain products and services needed to maintain continuity of operations of critical infrastructure sectors as determined by the federal government. If additional lockdown orders are put in place or if any of the applicable exemptions are curtailed or revoked in the future, that could adversely impact our business, operating results and financial condition. Furthermore, to the extent these exemptions do not extend to our key suppliers and customers, this could also adversely impact our business, operating results and financial condition. Due to the significant remote workforce populations, we may also face informational technology infrastructure and connectivity issues from the vendors that we rely on for certain information technologies to administer, store and support the Company’s multiple business activities. Finally, we are incurring increased costs associated with cleaning and other employee safety measures.

Our visibility toward future performance is more limited than is typical due to the uncertainty surrounding the duration and ultimate impact of COVID-19 and its variants, and the mitigation measures that are implemented by governmental authorities. We also expect business conditions to remain challenging, with global shortages in key materials and components in certain instances impacting our ability to supply certain products. In response to these challenges, we will continue to focus on those factors that we can control: closely managing and controlling our expenses; aligning our production schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of our manufacturing, selling and administrative activities.

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

The prior year unaudited Consolidated Interim Statements of Operations were reclassified to present Research and development expenses as a separate line item within the statements. Research and development expenses were formerly included within Selling, general and administrative expenses.

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

Other Expense, Net

Other expense, net consists primarily of Reimbursement Agreement expenses for certain Honeywell environmental liability payments. For further information see the “Reimbursement Agreement” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 12. Commitments and Contingencies of Notes to Interim Financial Statements of this Form 10-Q. Other expense, net also includes debt extinguishment costs incurred as a result of the Senior Notes redemption and the execution of the A&R Credit Agreement as well as foreign exchange gains and losses and other non-operating related expense or income.

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

Results of Operations

The following table sets forth our selected unaudited consolidated interim statements of operations for the periods presented:

Unaudited Consolidated Interim Statements of Operations

(In millions except share and per share data)

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2021	2020	2021	2020
Net revenue	$1,477	$1,029	$2,896	$2,208
Cost of goods sold	1,096	793	2,147	1,688
Gross profit	381	236	749	520
Selling, general and administrative expenses	238	223	455	455
Research and development expenses	22	19	43	37
Operating profit (loss)	121	(6)	251	28
Other expense, net	28	29	72	71
Interest expense	12	18	25	35
Income (loss) before taxes	81	(53)	154	(78)
Tax expense	23	23	47	19
Net income (loss)	$58	$(76)	$107	$(97)
Weighted Average Number of Common Shares Outstanding (in thousands)
Basic	143,939	123,203	143,657	123,083
Diluted	148,328	123,203	148,050	123,083
Earnings (Loss) Per Share
Basic	$0.40	$(0.62)	$0.74	$(0.79)
Diluted	$0.39	$(0.62)	$0.72	$(0.79)

Results of Operations for the Three and Six Months Ended July 3, 2021 and June 27, 2020

Net Revenue

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2021	2020	2021	2020
Net revenue	$1,477	$1,029	$2,896	$2,208
% change compared with prior period	44%		31%

Three months ended

Net revenue for the three months ended July 3, 2021 was $1,477 million, an increase of $448 million, or 44%, from $1,029 for the three months ended June 27, 2020, which was negatively impacted by the emergence of COVID-19. The increase is mainly due to volume.

Six months ended

Net revenue for the six months ended July 3, 2021 was $2,896 million, an increase of $688 million, or 31% from $2,208 for the six months ended June 27, 2020, which was negatively impacted by the emergence of COVID-19. The increase is mainly due to volume.

A discussion of net revenue by segment can be found in the Review of Business Segments section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cost of Goods Sold

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2021	2020	2021	2020
Cost of goods sold	$1,096	$793	$2,147	$1,688
% change compared with prior period	38%		27%
Gross profit percentage	26%	23%	26%	24%

Three months ended

Cost of goods sold for the three months ended July 3, 2021 was $1,096 million, an increase of $303 million, or 38%, from $793 million for the three months ended June 27, 2020.

This increase in cost of goods sold was driven by higher revenue volumes, increased freight costs, foreign currency translation, and material and labor inflation totaling $344 million. These increased costs were partially offset by favorable changes in sales mix, lower charges related to obsolete and surplus inventory, sourcing productivity, decreased Spin-Off and restructuring related costs, transformation programs cost savings, and other cost savings totaling $41 million.

Gross profit percentage was 26% for the three months ended July 3, 2021, compared to 23% for the three months ended June 27, 2020. The primary items driving the 300 basis point increase in gross profit percentage were a 200 bps favorable impact resulting from higher revenue volumes, a 100 bps favorable impact from sourcing productivity, a 100 bps favorable impact from changes in sales mix, and a 100 bps favorable impact from reduced obsolete and surplus inventory charges. These favorable changes were partially offset by a 200 bps unfavorable impact from increased freight costs.

Six months ended

Cost of goods sold for the six months ended July 3, 2021 was $2,147 million, an increase of $459 million, or 27%, from $1,688 for the six months ended June 27, 2020.

This increase in cost of goods sold was driven by higher revenue volumes, increased freight costs, foreign currency translation, and material and labor inflation totaling $533 million. These increased costs were partially offset by favorable changes in sales mix, lower charges related to obsolete and surplus inventory, sourcing productivity, decreased Spin-Off and restructuring related costs, transformation programs cost savings, and other cost savings totaling $74 million.

Gross profit percentage was 26% for the six months ended July 3, 2021, compared to 24% for the six months ended June 27, 2020. The primary items driving the increase in gross profit percentage were a 100 bps favorable impact resulting from higher revenue volumes, a 100 bps favorable impact from sourcing productivity, a 100 bps favorable impact from changes in sales mix, and a 100 bps favorable impact from lower charges related to obsolete and surplus inventory. These impacts were partially offset by a 200 bps unfavorable impact from increased freight costs.

Selling, General and Administrative Expenses

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2021	2020	2021	2020
Selling, general and administrative expenses	$238	$223	$455	$455
% of revenue	16%	22%	16%	21%

Three months ended

Selling, general and administrative expense for the three months ended July 3, 2021 was $238 million, an increase of $15 million from $223 million for the three months ended June 27, 2020. The increase was driven by the pending securities class action litigation settlement net of insurance recoveries, commercial investments, foreign currency translation, increased bonus expense, increases relative to prior year COVID-19 related cost management efforts, increased stock-based compensation expense, and labor and other inflation totaling $54 million. These increases were partially offset by lower Spin-Off and restructuring related expenses, transformation programs cost savings, and other cost reductions totaling $39 million.

Six months ended

Selling, general and administrative expense for the six months ended July 3, 2021 and June 27, 2020 was $455 million. Selling, general and administrative expense was impacted by lower Spin-Off and restructuring related expenses, transformation programs cost savings, and other cost reductions totaling $79 million. These decreases were offset by the pending securities class action litigation settlement net of insurance recoveries, commercial investments, foreign currency translation, increased bonus expense, increased stock-based compensation expense, and labor and other inflation totaling $79 million.

Research and Development Expenses

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2021	2020	2021	2020
Research and development expenses	$22	$19	$43	$37
% of revenue	1%	2%	1%	2%

Three months ended

Research and development expense for the three months ended July 3, 2021 was $22 million, an increase of $3 million from $19 million for the three months ended June 27, 2020. The increase was driven by commercial investments and labor and other inflation totaling $6 million. These increases were partially offset by lower restructuring related expenses, transformation programs cost savings, and other cost reductions totaling $3 million.

Six months ended

Research and development expense for the six months ended July 3, 2021 was $43 million, an increase of $6 million from $37 million for the six months ended June 27, 2020. The increase was driven by commercial investments and labor and other inflation totaling $13 million. These increases were partially offset by transformation programs cost savings, lower restructuring related expenses, and other cost reductions totaling $7 million.

Other Expense, Net

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2021	2020	2021	2020
Other expense, net	$28	$29	$72	$71

Three months ended

Other expense, net for the three months ended July 3, 2021 was $28 million, a decrease of $1 million from $29 million for the three months ended June 27, 2020.

Six months ended

Other expense, net for the six months ended July 3, 2021 was $72 million, an increase of $1 million from $71 million for the six months ended June 27, 2020. Other expense, net increased $23 million from debt extinguishment costs incurred as a result of the Senior Notes redemption and the execution of the A&R Credit Agreement, offset by $9 million in favorable foreign exchange impact, $9 million reduction in the accruals related to the Tax Matters Agreement, and $4 million decrease in other non-operating expense.

Tax Expense

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2021	2020	2021	2020
Tax expense	$23	$23	$47	$19
Effective tax rate	29%	(43)%	31%	(24)%

The Company recorded a tax expense of $23 million and $47 million for the three and six months ended July 3, 2021.

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

Three months ended

For the three months ended July 3, 2021 the net tax expense of $23 million consists primarily of interim period tax expense of $23 million based on year-to-date pretax income multiplied by our forecasted effective tax rate. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, non-deductible expenses, and U.S. taxation of foreign earnings.

Six months ended

For the six months ended July 3, 2021 the net tax expense of $47 million consists primarily of interim period tax expense of $47 million based on year-to-date pretax income multiplied by our forecasted effective tax rate. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, non-deductible expenses, and U.S. taxation of foreign earnings.

Review of Business Segments

Products & Solutions

	Three Months Ended			Six Months Ended
	July 3,	June 27,		July 3,	June 27,
	2021	2020	% Change	2021	2020	% Change
Total revenue	$695	$482		$1,395	$1,041
Less: Intersegment revenue	97	84		191	168
External revenue	$598	$398	50%	$1,204	$873	38%
Operating profit	$129	$42	207%	$259	$100	159%

Three months ended

Products & Solutions revenue increased 50%, mainly due to increased unit volume. Operating profit increased from $42 million to $129 million, or 207%. Operating profit was positively impacted by higher revenue, sourcing productivity, a decrease in Spin-Off and restructuring related expenses, lower charges related to obsolete and surplus inventory, transformation programs cost savings, favorable changes in sales mix, and other cost reduction efforts totaling $139 million. These impacts were partially offset by increased freight costs, investments to support new product launches, increased bonus expense, and labor and material inflation totaling $52 million.

Six months ended

Products & Solutions revenue increased 38%, mainly due to increased unit volume. Operating profit increased from $100 million to $259 million, or 159%. Operating profit was positively impacted by higher revenue, sourcing productivity, a decrease in Spin-Off and restructuring related expenses, lower charges related to obsolete and surplus inventory, transformation programs cost savings, favorable changes in sales mix, and other cost reduction efforts totaling $242 million. These impacts were partially offset by increased freight costs, investments to support new product launches, increased bonus expense, and labor and material inflation totaling $83 million.

ADI Global Distribution

	Three Months Ended			Six Months Ended
	July 3,	June 27,		July 3,	June 27,
	2021	2020	% Change	2021	2020	% Change
External revenue	$879	$631	39%	$1,692	$1,335	27%
Operating profit	$66	$31	113%	$125	$79	58%

During 2021, ADI Global Distribution completed the acquisition of Norfolk Wire & Electronics, a regional distributor of data communications products and Shoreview Distribution, a U.S. distributor of Pro AV products. Both acquisitions are an example of our strategy to utilize M&A to accelerate expansion in attractive adjacent categories.

Three months ended

ADI Global Distribution revenue increased 39%, highlighted by strong growth across all regions. Operating profit increased from $31 million to $66 million, or 113%. Operating profit was favorably impacted primarily by higher revenue, favorable changes in sales mix, and other expense productivity totaling $47 million. These positive impacts were partially offset by commercial investments, increased freight costs, as well as labor and other cost inflation totaling $12 million.

Six months ended

ADI Global Distribution revenue increased 27%, highlighted by strong growth across all regions. Operating profit increased from $79 million to $125 million, or 58%. Operating profit was favorably impacted primarily by higher revenue, favorable changes in sales mix, and other expense productivity totaling $67 million. These positive impacts were partially offset by commercial investments, increased freight costs, as well as labor and other cost inflation totaling $21 million.

Corporate

	Three Months Ended			Six Months Ended
	July 3,	June 27,		July 3,	June 27,
	2021	2020	% Change	2021	2020	% Change
Corporate costs	$(74)	$(79)	(6)%	$(133)	$(151)	(12)%

Three months ended

Corporate costs for the three months ended July 3, 2021 were $74 million, a decrease from $79 million for the three months ended June 27, 2020, or 6%. The decrease was driven by lower Spin-Off and restructuring related expenses, and other cost reductions totaling $27 million. These decreases were partially offset by the pending securities class action litigation settlement net of insurance recoveries, increased bonus expense, foreign currency translation, increased stock-based compensation expense, and labor and other inflation totaling $22 million.

Six months ended

Corporate costs for the six months ended July 3, 2021 were $133 million, a decrease from $151 million for the six months ended June 27, 2020, or 12%. The decrease was driven by lower Spin-Off and restructuring related expenses, transformation programs cost savings, and other cost reductions totaling $55 million. These decreases were partially offset by the pending securities class action litigation settlement net of insurance recoveries, increased bonus expense, increased consulting expense, foreign currency translation, increased stock-based compensation expense, and labor and other inflation totaling $37 million.

Capital Resources and Liquidity

Our liquidity is primarily dependent on our ability to continue to generate cash flows from operations, supplemented by external sources of capital as needed.

•	Cash flows provided by operating activities was $99 million for the six months ended July 3, 2021 compared to $71 million for the six months ended June 27, 2020.
•	As of July 3, 2021, total cash and cash equivalents were $579 million.
•	At July 3, 2021, there were no borrowings and no letters of credit issued under our $500 million revolving credit facility.

Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects, potential acquisitions of companies or technologies, and the expansion of our sales and marketing activities. We believe our existing cash, cash equivalents, and availability under our credit facilities are sufficient to meet our capital requirements through at least the next 12 months, although we could be required, or could elect, to seek additional funding prior to that time. We may enter into acquisitions or strategic arrangements in the future which also could require us to seek additional equity or debt financing.

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

The amount paid during the six months ended July 3, 2021 was $70 million. See Note 12. Commitments and Contingencies of Notes to Consolidated Interim Financial Statements of the Form 10-Q and Note 19. Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements in our 2020 Annual Report on Form 10-K for further discussion.

Cash Flow Summary for the six months ended July 3, 2021 and June 27, 2020

Our cash flows from operating, investing and financing activities for the six months ended July 3, 2021 and June 27, 2020, as reflected in the unaudited Interim Financial Statements, are summarized as follows:

	Six Months Ended
	July 3,	June 27,
	2021	2020
Cash provided by (used for):
Operating activities	$99	$71
Investing activities	(42)	(66)
Financing activities	7	241
Effect of exchange rate changes on cash and cash equivalents	(2)	(6)
Net increase in cash and cash equivalents	$62	$240

Cash provided by operating activities for the six months ended July 3, 2021 increased by $28 million, primarily due to increased profitability, offset by an increase in working capital balances as a result of revenue growth as well as cash preservation measures taken due to the slow-down of our business related to the COVID-19 pandemic in the prior year.

Cash used for investing activities decreased by $24 million, primarily due to $25 million of additional cash paid for acquisitions in the six months ended June 27, 2020.

Net cash provided by financing activities decreased by $234 million. The decrease in cash provided by financing activities was primarily due to a decrease of $250 million of proceeds from our revolving credit facility that was used to increase our cash position in 2020 in light of the economic uncertainty surrounding the COVID-19 pandemic, partially offset by $8 million of net proceeds resulting from the A&R Credit Agreement, redemption of the $140 million in principal amount of the Senior Notes and debt issuance and modification costs, $4 million of decreased debt repayments, and $4 million of other financing activities.

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

Interest Rate Risk

As of July 3, 2021, $948 million of our total debt of $1,208 million carried variable interest rates. In March 2021, eight interest rate swap agreements were entered into with various financial institutions for a combined notional amount of $560 million (the “Swap Agreements”). The Swap Agreements effectively converted a portion of the Company’s variable interest rate obligations based on three-month LIBOR with a minimum rate of 0.50% per annum to a base fixed weighted average rate of 0.9289% over a term of three to five years. For more information on the Swap Agreements, see Note 14. Derivative Instruments of Notes to Consolidated Interim Financial Statements of this Form 10-Q. The fair market values of our fixed-rate financial instruments and Swap Agreements are sensitive to changes in interest rates. At July 3, 2021, an increase in interest rate by 100 basis points would have an approximate $4 million impact on our annual interest expense, while a decrease in interest rate is not possible due to the interest rate floor on our variable rate debt.

Foreign Currency Exchange Rate Risk

We are exposed to market risks from changes in currency exchange rates. While we primarily transact with customers in the U.S. Dollar, we also transact in foreign currencies, primarily including the Euro, British Pound, Indian Rupee, Canadian Dollar, and Mexican Peso. These exposures may impact total assets, liabilities, future earnings and/or operating cash flows. Our exposure to market risk for changes in foreign currency exchange rates arises from transactions arising from international trade, foreign currency denominated monetary assets and liabilities, and international financing activities between subsidiaries. We rely primarily on natural offsets to address our exposures and may supplement this approach from time to time by entering into forward and option hedging contracts. As of July 3, 2021 and December 31, 2020, we have no outstanding foreign currency hedging arrangements.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended July 3, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

The Exhibits listed below on the Exhibit Index are filed or incorporated by reference as part of this Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Amendment to Employment Agreement Letter with Jay Geldmacher dated July 1, 2021 (filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	Inline XBRL Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Resideo Technologies, Inc.

Date: August 5, 2021	By:	/s/ Anthony L. Trunzo
Anthony L. Trunzo Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Date: August 5, 2021	By:	/s/ AnnMarie Geddes
AnnMarie Geddes Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)