Form 10-Q
period 2021-10-02
RESIDEO TECHNOLOGIES, INC.
filed 2021-11-04
CIK 1740332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2021

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of October 29, 2021 was 144,386,057 shares.

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
•
changes in prevailing global and regional economic conditions;
•
the impact of pandemics, epidemics, natural disasters, and other public health emergencies, such as COVID-19;
•
fluctuation in financial results due to the seasonal nature of portions of our business;
•
failure to achieve and maintain a high level of product and service quality;
•
inability to obtain necessary product components, production equipment or replacement parts;
•
dependence upon information technology infrastructure having adequate cyber-security functionality;
•
labor disputes, work stoppages, other disruptions, or the need to relocate any of our facilities;
•
economic, political, regulatory, foreign exchange, and other risks of international operations, including the impact of tariffs;
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

PART I

The financial statements and related footnotes as of October 2, 2021 should be read in conjunction with the financial statements for the year ended December 31, 2020 contained in our 2020 Annual Report on Form 10-K.

Item 1. Financial Statements

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(In millions except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net revenue	$1,496	$1,362	$4,392	$3,570
Cost of goods sold	1,080	992	3,227	2,680
Gross profit	416	370	1,165	890
Selling, general and administrative expenses	229	221	684	676
Research and development expenses	20	18	63	55
Operating profit	167	131	418	159
Other expense, net	58	35	130	106
Interest expense	12	14	37	49
Income before taxes	97	82	251	4
Tax expense	29	7	76	26
Net income (loss)	$68	$75	$175	$(22)
Weighted Average Number of Common Shares Outstanding (in thousands)
Basic	144,284	123,421	143,865	123,194
Diluted	148,559	125,235	148,260	123,194
Earnings (Loss) Per Share
Basic	$0.47	$0.61	$1.22	$(0.18)
Diluted	$0.46	$0.60	$1.18	$(0.18)

The unaudited Notes to Consolidated Interim Financial Statements are an integral part of these statements.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income (loss)	$68	$75	$175	$(22)
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	(24)	28	(41)	6
Changes in unrealized gain on derivatives	-	-	-	-
Total other comprehensive income (loss), net of tax	(24)	28	(41)	6
Comprehensive income (loss)	$44	$103	$134	$(16)

The unaudited Notes to Consolidated Interim Financial Statements are an integral part of these statements.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED INTERIM BALANCE SHEETS

(In millions, except number of shares which are reflected in thousands and par value)

(Unaudited)

	October 2, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$686	$517
Accounts receivable – net	932	863
Inventories – net	710	672
Other current assets	179	173
Total current assets	2,507	2,225
Property, plant and equipment – net	290	318
Goodwill	2,671	2,691
Other assets	366	376
Total assets	$5,834	$5,610
LIABILITIES
Current liabilities:
Accounts payable	$905	$936
Current maturities of debt	10	7
Accrued liabilities	617	595
Total current liabilities	1,532	1,538
Long-term debt	1,222	1,155
Obligations payable under Indemnification Agreements	587	590
Other liabilities	335	334
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY
Common stock, $0.001 par value, 700,000 shares authorized, 145,616 and 144,383 shares issued and outstanding as of October 2, 2021, 143,959 and 143,059 shares issued and outstanding as of December 31, 2020, respectively	-	-
Additional paid-in capital	2,111	2,070
Treasury stock, at cost	(16)	(6)
Retained earnings	250	75
Accumulated other comprehensive loss	(187)	(146)
Total equity	2,158	1,993
Total liabilities and equity	$5,834	$5,610

The unaudited Notes to Consolidated Interim Financial Statements are an integral part of these statements.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	October 2, 2021	September 26, 2020
Cash flows provided by operating activities:
Net income (loss)	$175	$(22)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	67	64
Stock compensation expense	29	21
Loss on extinguishment of debt	41	-
Other	4	20
Changes in assets and liabilities, net of acquired companies:
Accounts receivable	(78)	(64)
Inventories – net	(40)	64
Other current assets	(6)	15
Accounts payable	(19)	(62)
Accrued liabilities	26	52
Obligations payable under Indemnification Agreements	(3)	(8)
Other	7	12
Net cash provided by operating activities	203	92
Cash flows used for investing activities:
Expenditures for property, plant, equipment and other intangibles	(48)	(50)
Cash paid for acquisitions, net of cash acquired	(11)	(35)
Other	3	-
Net cash used for investing activities	(56)	(85)
Cash flows provided by financing activities:
Proceeds from long-term debt	1,250	-
Payment of debt facility issuance and modification costs	(39)	-
Net proceeds from revolving credit facility	-	150
Repayment of long-term debt	(1,185)	(11)
Other	2	(4)
Net cash provided by financing activities	28	135
Effect of foreign exchange rate changes on cash and cash equivalents	(6)	(4)
Net increase in cash and cash equivalents	169	138
Cash and cash equivalents at beginning of period	517	122
Cash and cash equivalents at end of period	$686	$260

The unaudited Notes to Consolidated Interim Financial Statements are an integral part of these statements.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED INTERIM STATEMENTS OF EQUITY

(In millions, shares in thousands)

(Unaudited)

Three Months Ended October 2, 2021	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at July 3, 2021	144,171	1,188	$-	$(14)	$2,098	$182	$(163)	$2,103
Net income	-	-	-	-	-	68	-	68
Other comprehensive loss, net of tax	-	-	-	-	-	-	(24)	(24)
Stock issuances, net of shares withheld for taxes	212	45	-	(2)	3	-	-	1
Stock-based compensation	-	-	-	-	10	-	-	10
Balance at October 2, 2021	144,383	1,233	$-	$(16)	$2,111	$250	$(187)	$2,158

Three Months Ended September 26, 2020	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at June 27, 2020	123,378	852	$-	$(5)	$1,775	$(59)	$(216)	$1,495
Net income	-	-	-	-	-	75	-	75
Other comprehensive income, net of tax	-	-	-	-	-	-	28	28
Stock issuances, net of shares withheld for taxes	65	29	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	7	-	-	7
Balance at September 26, 2020	123,443	881	$-	$(5)	$1,782	$16	$(188)	$1,605

Nine Months ended October 2, 2021	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at January 1, 2021	143,059	900	$-	$(6)	$2,070	$75	$(146)	$1,993
Net income	-	-	-	-	-	175	-	175
Other comprehensive loss, net of tax	-	-	-	-	-	-	(41)	(41)
Stock issuances, net of shares withheld for taxes	1,324	333	-	(10)	12	-	-	2
Stock-based compensation	-	-	-	-	29	-	-	29
Balance at October 2, 2021	144,383	1,233	$-	$(16)	$2,111	$250	$(187)	$2,158

Nine Months Ended September 26, 2020	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at January 1, 2020	122,873	615	$-	$(3)	$1,761	$38	$(194)	$1,602
Net loss	-	-	-	-	-	(22)	-	(22)
Other comprehensive income, net of tax	-	-	-	-	-	-	6	6
Stock issuances, net of shares withheld for taxes	570	266	-	(2)	-	-	-	(2)
Stock-based compensation	-	-	-	-	21	-	-	21
Balance at September 26, 2020	123,443	881	$-	$(5)	$1,782	$16	$(188)	$1,605

The unaudited Notes to Consolidated Interim Financial Statements are an integral part of these statements.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

(Unaudited)

Note 1. Organization, Operations, and Basis of Presentation

Business Description

Resideo Technologies, Inc. (“Resideo” or “the Company”), is a leading global manufacturer and developer of technology-driven products that provide critical comfort, residential thermal, and security solutions to homes globally. The Company is also the leading wholesale distributor of low-voltage security products including intrusion, access control and video products, and participates significantly in the broader related markets of smart home, fire, power, audio, ProAV, networking, communications, wire and cable, and data communications. The Company has a global footprint serving commercial and residential end markets.

The Company was incorporated in Delaware on April 24, 2018. The Company separated from Honeywell International Inc. (“Honeywell”) on October 29, 2018, becoming an independent publicly traded company as a result of a pro rata distribution of the Company’s common stock to shareholders of Honeywell (the “Spin-Off”).

Basis of Presentation

The Company’s financial statements are presented on a consolidated basis (collectively, the “Interim Financial Statements”) and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany transactions have been eliminated for all periods presented. The Interim Financial Statements are unaudited; however, in the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to state fairly the financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods.

The Company reports financial information on a fiscal quarter basis using a “modified” 4-4-5 calendar (modified in that the fiscal year always begins on January 1 and ends on December 31) that requires its businesses to close their first, second, and third quarter books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in closing dates are material to year-over-year comparisons of quarterly or year-to-date results, the Company will provide appropriate disclosures.

Reclassification

The prior year segment information was recast. See Note 4. Segment Financial Data for additional information. Certain reclassifications have been made to the prior period financial statements to conform to the classification adopted in the current period.

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

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

(Unaudited)

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which is optional guidance related to reference rate reform that provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance along with its subsequent clarifications, is effective from March 12, 2020 through December 31, 2022 and is applicable for the Company’s A&R Senior Credit Facilities and Swap Agreements, which use LIBOR as a reference rate. Refer to Note 13. Long-term Debt and Credit Agreement for further details on the Company’s A&R Senior Credit Facilities and Note 14. Derivative Instruments for further details on the Company's Swap Agreements. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

Note 3. Revenue Recognition

Disaggregated Revenue

Revenues by geography and business line are as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Comfort	$303	$297	$877	$725
Security	172	142	512	379
Residential Thermal Solutions	156	133	446	341
Products & Solutions	631	572	1,835	1,445
U.S. and Canada	727	650	2,125	1,758
EMEA (1)	128	129	402	338
APAC (2)	10	11	30	29
ADI Global Distribution	865	790	2,557	2,125
Net revenue	$1,496	$1,362	$4,392	$3,570

(1) EMEA represents Europe, the Middle East and Africa.

(2) APAC represents Asia and Pacific countries.

The Company recognizes the majority of its revenue from performance obligations outlined in contracts with its customers that are satisfied at a point in time. Approximately 3% of the Company’s revenue is satisfied over time. As of October 2, 2021 and September 26, 2020, contract assets and liabilities were not material.

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

These changes were designed to better align accountability and authority, give a clearer view into the operational performance of the two segments, and increase accountability for management of corporate spending. As a result, the Company recast prior periods to conform with the new presentation.

Products & Solutions—The Products & Solutions business is a leading global provider of products, software solutions and technologies that help homeowners stay connected and in control of their comfort, security, and energy use.

ADI Global Distribution—The ADI Global Distribution business is the leading global distributor of low-voltage security products including intrusion, access control, and video products and participates significantly in the

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

(Unaudited)

broader related markets of smart home, fire, access control, power, audio, ProAV, networking, communications, wire and cable, and data communications.

Corporate—Corporate includes expenses associated with legal, finance, information technology, human resources, strategy, and communications related to the Corporate office as well as supporting the operating segments, but do not relate directly to revenue-generating activities.

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions, and assesses operating performance.

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Revenue
Total Products & Solutions revenue	$726	$674	$2,121	$1,715
Less: Intersegment revenue	95	102	286	270
External Products & Solutions revenue	631	572	1,835	1,445
External ADI Global Distribution revenue	865	790	2,557	2,125
Total revenue	$1,496	$1,362	$4,392	$3,570

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Operating profit (loss)
Products & Solutions	$157	$141	$416	$241
ADI Global Distribution	73	56	198	135
Corporate	(63)	(66)	(196)	(217)
Total	$167	$131	$418	$159

The Company’s Chief Operating Decision Maker does not use segment assets information to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.

Note 5. Stock-Based Compensation Plans

Restricted Stock Units (“RSUs”)

During the nine months ended October 2, 2021, as part of the Company’s annual long-term compensation under the 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates and the 2018 Stock Incentive Plan for Non-Employee Directors of Resideo Technologies, Inc. as may be amended from time to time (together, the “Stock Incentive Plan”), it granted 500,227 market-based RSUs and 1,125,136 service-based RSUs to eligible employees. The weighted average grant date fair value per share for market-based RSUs and service-based RSUs was $42.89 and $27.41, respectively.

Stock Options

During the nine months ended October 2, 2021, as part of the Company’s annual long-term compensation under the Stock Incentive Plan, 150,000 stock options were granted to eligible employees at a weighted average exercise price per share of $25.48 and weighted average grant date fair value per share of $7.69.

RESIDEO TECHNOLOGIES, INC.

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

The Company’s operating lease costs for the three and nine months ended October 2, 2021 and September 26, 2020 consisted of the following:

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Cost of goods sold	$5	$5	$13	$13
Selling, general and administrative	12	13	34	33
Total operating lease costs	$17	$18	$47	$46

Total operating lease costs include variable lease costs of $5 million and $13 million for the three and nine months ended October 2, 2021. For the three and nine months ended September 26, 2020, total operating lease costs include variable lease costs of $5 million and $12 million, respectively. Total operating lease costs also include offsetting sublease income which is immaterial for the three and nine months ended October 2, 2021 and September 26, 2020.

The Company recognized the following related to its operating leases:

	Financial Statement Line Item	At October 2, 2021	At December 31, 2020
Operating right-of-use assets	Other assets	$134	$133
Operating lease liabilities - current	Accrued liabilities	$33	$33
Operating lease liabilities - noncurrent	Other liabilities	$112	$107

Maturities of the Company’s operating lease liabilities were as follows:

At October 2, 2021
2021	$10
2022	39
2023	34
2024	23
2025	17
Thereafter	46
Total lease payments	169
Less: imputed interest	24
Present value of operating lease liabilities	$145
Weighted-average remaining lease term (years)	5.75
Weighted-average incremental borrowing rate	5.39%

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

(Unaudited)

Supplemental cash flow information related to the Company’s operating leases was as follows:

	Nine Months Ended
	October 2, 2021	September 26, 2020
Operating cash outflows	$25	$22
Operating right-of-use assets obtained in exchange for operating lease liabilities	$31	$22

As of October 2, 2021, the Company has additional operating leases that have not yet commenced. Obligations under these leases are not material. Additionally, as a lessor, the Company leases all or a portion of certain owned properties. Rental income for the three and nine months ended October 2, 2021 and September 26, 2020 was not material.

Note 7. Income Taxes

The Company recorded tax expense of $29 million and $76 million for the three and nine months ended October 2, 2021, respectively.

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

For the three months ended October 2, 2021 the net tax expense of $29 million consists primarily of interim period tax expense of $32 million based on year-to-date pretax income multiplied by the Company’s forecasted effective tax rate, partially offset by a tax benefit specific to the period of approximately $3 million consisting primarily of changes in estimates related to prior years. In addition to items specific to the period, the Company’s income tax rate is impacted by the mix of earnings across the jurisdictions in which the Company operates, non-deductible expenses, and U.S. taxation of foreign earnings.

For the nine months ended October 2, 2021, the net tax expense of $76 million consists primarily of interim period tax expense of $80 million based on year-to-date pretax income multiplied by the Company’s forecasted effective tax rate, offset by tax benefits specific to the period of approximately $4 million, consisting primarily of excess deductions for share-based compensation and changes in estimates related to prior years. In addition to items specific to the period, the Company’s income tax rate is impacted by the mix of earnings across the jurisdictions in which the Company operates, non-deductible expenses, and U.S. taxation of foreign earnings.

Note 8. Other Expense, Net

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Reimbursement Agreement expense	$39	$38	$111	$107
Loss on extinguishment of debt	18	-	41	-
Other	1	(3)	(22)	(1)
	$58	$35	$130	$106

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

(Unaudited)

Note 9. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings per share (in millions except shares in thousands and per share data):

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income (loss)	$68	$75	$175	$(22)

Shares used in computing basic earnings per share	144,284	123,421	143,865	123,194

Effect of dilutive securities:
Dilutive effect of common stock equivalents	4,275	1,814	4,395	-
Shares used in computing diluted earnings per share	148,559	125,235	148,260	123,194

Earnings (loss) per share:
Basic	$0.47	$0.61	$1.22	$(0.18)
Diluted	$0.46	$0.60	$1.18	$(0.18)

Diluted earnings per share is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of the Company’s common stock for the three and nine months ended October 2, 2021 and September 26, 2020. In periods where the Company has a net loss, no dilutive common shares are included in the calculation for diluted shares as they are considered anti-dilutive. For the three and nine months ended October 2, 2021, average options and other rights to purchase approximately 0.2 million shares of common stock were outstanding and anti-dilutive, and therefore excluded from the computation of diluted earnings per common share. In addition, an average of approximately 0.8 million and 0.7 million shares of performance-based unit awards are excluded from the computation of diluted earnings per common share for the three and nine months ended October 2, 2021 as the contingency has not been satisfied. For the three and nine months ended September 26, 2020, average options and other rights to purchase approximately 1.1 million and 3.6 million shares of common stock, respectively, were outstanding and anti-dilutive, and therefore excluded from the computation of diluted income per common share. An average of approximately 0.8 million and 0.6 million shares of performance-based unit awards are excluded from the computation of diluted earnings per common share for the three and nine months ended September 26, 2020, as the contingency has not been satisfied.

Note 10. Inventories—Net

	October 2, 2021	December 31, 2020
Raw materials	$161	$127
Work in process	18	19
Finished products	531	526
	$710	$672

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

(Unaudited)

Note 11. Accrued Liabilities

	October 2, 2021	December 31, 2020
Obligations payable under Indemnification Agreements	$140	$140
Taxes payable	55	62
Compensation, benefit and other employee-related	105	105
Customer rebate reserve	73	91
Litigation reserve	55	3
Restructuring reserve	10	24
Other	179	170
	$617	$595

Refer to Note 12. Commitments and Contingencies for further details on Obligations payable under Indemnification Agreements.

Note 12. Commitments and Contingencies

Environmental Matters

The Company is subject to various federal, state, local, and foreign government requirements relating to the protection of the environment and accrues costs related to environmental matters when it is probable that it has incurred a liability related to a contaminated site and the amount can be reasonably estimated. Environmental-related expenses for sites owned and operated by Resideo are presented within Cost of goods sold for operating sites. For the three and nine months ended October 2, 2021 and September 26, 2020, environmental expenses related to these operating sites were not material. Liabilities for environmental costs were $22 million as of October 2, 2021 and December 31, 2020.

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

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

(Unaudited)

The following table summarizes information concerning the Company’s Reimbursement Agreement liabilities:

	Nine Months Ended
	October 2, 2021	September 26, 2020
Beginning balance	$591	$585
Accruals for indemnification liabilities deemed probable and reasonably estimable	111	107
Indemnification payment	(105)	(70)
Ending balance (1)	$597	$622

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

For the three and nine months ended October 2, 2021, net expenses related to the Reimbursement Agreement were $39 million and $111 million, respectively, and for the three and nine months ended September 26, 2020, net expenses related to the Reimbursement Agreement were $38 million and $107 million, respectively, and are recorded in Other expense, net.

Reimbursement Agreement liabilities are included in the following balance sheet accounts:

	October 2, 2021	December 31, 2020
Accrued liabilities	$140	$140
Obligations payable under Indemnification Agreements	457	451
	$597	$591

The Company does not currently possess sufficient information to reasonably estimate the amounts of indemnification liabilities to be recorded upon future completion of studies, litigation or settlements, and neither the timing nor the amount of the ultimate costs associated with such indemnification liability payments can be determined although they could be material to the Company’s unaudited consolidated results of operations and operating cash flows in the periods recognized or paid.

Tax Matters Agreement

In connection with the Spin-Off, the Company entered into the Tax Matters Agreement with Honeywell pursuant to which it is responsible and will indemnify Honeywell for certain taxes, including certain income taxes, sales taxes, VAT and payroll taxes, relating to the business for all periods, including periods prior to the consummation of the Spin-Off. As of October 2, 2021 and December 31, 2020, the Company had an indemnity liability owed to Honeywell for future tax payments of $130 million and $139 million, respectively, which is included in Obligations payable under Indemnification Agreements.

Trademark Agreement

In connection with the Spin-Off, the Company and Honeywell entered into a 40-year Trademark License Agreement (the “Trademark Agreement”) that authorizes the Company’s use of certain licensed trademarks in the operation of Resideo’s business for the advertising, sale, and distribution of certain licensed products. In exchange, the Company pays a royalty fee of 1.5% on net revenue to Honeywell related to such licensed products which is recorded in Selling, general and administrative expense on the unaudited Consolidated Interim Statements of Operations. For the three and nine months ended October 2, 2021, royalty fees were $5 million and $14 million, respectively. For the three and nine months ended September 26, 2020, royalty fees were $7 million and $18 million, respectively.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

(Unaudited)

Other Matters

The Company is subject to lawsuits, investigations, and disputes arising out of the conduct of its business, including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employee matters, intellectual property, and environmental, health, and safety matters. The Company recognizes a liability for any contingency that is probable of occurrence and reasonably estimable. The Company continually assesses the likelihood of adverse judgments or outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. No such matters are material to the Company’s unaudited financial statements.

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

On August 18, 2021 the Company and plaintiffs’ representative executed a definitive Stipulation and Agreement of Settlement reflecting the terms of the agreement in principle and other customary terms and conditions (the “Settlement”). That same day, on August 18, 2021, the plaintiffs’ representatives filed a motion with the Court seeking preliminary approval of the Settlement. The motion for preliminary approval was deemed fully submitted by the Court on September 14, 2021. On October 21, 2021, the Court granted preliminary approval of the Settlement and scheduled the Settlement hearing for January 27, 2022. The Company intends to vigorously pursue approval of the Settlement, but there can be no assurance that court approval will be granted.

Certain current or former directors and officers of the Company are defendants in a consolidated derivative action pending in the District Court for the District of Delaware under the caption In re Resideo Technologies, Inc. Derivative Litigation, 20-cv-00915 (the “Federal Derivative Action”), which has been stayed by agreement of the parties.

On September 21, 2021, the parties filed a stipulation requesting the Federal Derivative Action be transferred to the District of Minnesota, where the Securities Litigation is pending, to reserve judicial resources and for the convenience of the parties. The Court ordered the transfer of the Federal Derivative Action on September 23, 2021. The Company intends to defend this action vigorously, but there can be no assurance that the defense will be successful.

On September 1, 2021, an additional shareholder derivative complaint was filed by Riviera Beach, part of the leadership group in the Federal Derivative Action, and City of Hialeah Employees Retirement System against certain current or former directors and officers of the Company in the District of Minnesota, alleging substantially the same facts and making substantially the same claims against the same defendants as in the Federal Derivative Action, and additionally referencing board materials obtained through a demand made pursuant to Section 220 of the Delaware Code Title 8. The parties intend to seek consolidation of that action, captioned Riviera Beach Police Pension Fund v. Nefkens, 21-cv-1965, and the Federal Derivative Action in the Minnesota Court. The Company intends to defend this action vigorously, but there can be no assurance that the defense will be successful.

On June 25, 2021, the Bud & Sue Frashier Family Trust U/A DTD 05/05/98, filed a shareholder derivative complaint against certain current or former directors and officers of the Company in the Court of Chancery of the

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

(Unaudited)

State of Delaware, captioned Bud & Sue Frashier Trust U/A DTD 05/05/98 v. Fradin, 2021-0556 (“Delaware Chancery Derivative Action”). The Delaware Chancery Derivative Action remains stayed by agreement of the parties. The Company intends to defend this action vigorously, but there can be no assurance that the defense will be successful.

On August 20, 2021, Alice Burstein, a purported shareholder of the Company, sent a letter demanding that the Company’s Board of Directors undertake an independent internal investigation into certain current or former directors of the Company for violations of state and/or federal law related to the same conduct alleged in the Securities Litigation and derivative complaints (the “Demand Letter”). On September 13, 2021, the Company responded to the Demand Letter stating that the Board had reviewed and considered the demand and determined the best interests of the shareholders and the Company would be served by deferring an investigation pending adjudication or resolution of the outstanding derivative actions.

See Note 19. Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements in the Company’s 2020 Annual Report on Form 10-K for further discussion of these matters.

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

The following table summarizes information concerning recorded obligations for product warranties and product performance guarantees:

	Nine Months Ended
	October 2, 2021	September 26, 2020
Beginning of period	$22	$25
Accruals for warranties/guarantees issued during the year	12	13
Adjustment of pre-existing warranties/guarantees	(1)	-
Settlement of warranty/guarantee claims	(13)	(12)
End of period	$20	$26

Note 13. Long-term Debt and Credit Agreement

The Company’s debt as of October 2, 2021 and December 31, 2020 consisted of the following:

	October 2, 2021	December 31, 2020
4.000% notes due 2029	$300	$-
6.125% notes due 2026	-	400
Five-year variable rate term loan A due 2023	-	315
Seven-year variable rate term loan B due 2025	-	465
Seven-year variable rate term loan B due 2028	945	-
Unamortized deferred financing costs	(13)	(18)
Total outstanding indebtedness	1,232	1,162
Less: Amounts expected to be paid within one year	10	7
Total long-term debt due after one year	$1,222	$1,155

On February 12, 2021, the Company entered into an amended and restated credit agreement (the “A&R Credit Agreement”). The A&R Credit Agreement provides for (i) a seven-year senior secured term B loan facility in an aggregate principal amount of $950 million (the “A&R Term B Facility”) and (ii) a five-year senior secured revolving

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

(Unaudited)

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

The A&R Credit Agreement contains certain financial maintenance covenants and affirmative and negative covenants customary for financings of this type. All obligations under the A&R Senior Credit Facilities are unconditionally guaranteed jointly and severally by the Company and substantially all of the direct and indirect wholly owned subsidiaries of the Company that are organized under the laws of the United States (collectively, the “Guarantors”). The A&R Senior Credit Facilities are secured on a first priority basis by the equity interests of each direct subsidiary of the Company, as well as the tangible and intangible personal property and material real property of the Company and each of the Guarantors.

As of October 2, 2021, there were no borrowings and no letters of credit issued under the Revolving Credit Facility. At October 2, 2021 the interest rate for the A&R Term B Facility was 2.75%

On February 16, 2021 the Company redeemed $140 million in principal amount of the 6.125% senior unsecured notes (the “Senior Notes due 2026”) at a redemption price of 106.125% of par plus accrued interest.

As a result of the Senior Notes due 2026 redemption and the execution of the A&R Credit Agreement, debt extinguishment costs of $23 million were incurred during the three months ended April 3, 2021 and were recorded in Other expense, net.

On August 26, 2021, the Company redeemed the remaining $260 million in principal amount of the Senior Notes due 2026 at a redemption price of 105.594% of par plus accrued interest. As a result, debt extinguishment costs of $18 million were incurred during the three months ended October 2, 2021.

On August 26, 2021, the Company issued $300 million in principal amount 4% senior unsecured notes due in 2029 (the “Senior Notes due 2029”). The Senior Notes due 2029 are senior unsecured obligations of Resideo guaranteed by Resideo’s existing and future domestic subsidiaries and rank equally with all of Resideo’s senior unsecured debt and senior to all of Resideo’s subordinated debt.

Before September 1, 2024 the Company may, at its option, redeem the Senior Notes due 2029 in whole or in part at a redemption price equal to 100% of the principal amount of the Senior Notes due 2029 redeemed, plus accrued and unpaid interest, if any, plus a “make-whole” premium. On or after September 1, 2024 Resideo may, at its option, redeem the Senior Notes due 2029 in whole or in part at a redemption price equal to 100% of the principal amount of Senior Notes due 2029 plus accrued and unpaid interest, plus a fixed redemption percentage on the principal amount of the Senior Notes due 2029 redeemed of (i) 102% if redeemed during the twelve-month period beginning on

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

(Unaudited)

September 1, 2024 (ii) 101% if redeemed during the twelve-month period beginning on September 1, 2025, (iii) 100% if redeemed on or after November 1, 2026.

The Senior Notes due 2029 limit the Company and its restricted subsidiaries’ ability to, among other things, incur additional secured indebtedness and issue preferred stock; enter into certain sale and leaseback transactions; incur liens; and consolidate, merge or sell all or substantially all of their assets. These covenants are subject to a number of limitations and exceptions. Additionally, upon certain events constituting a change of control together with a ratings downgrade, the holders of the Senior Notes due 2029 have the right to require the Company to offer to repurchase the Senior Notes due 2029 at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, to (but not including) the date of purchase.

The Company incurred approximately $4 million in debt issuance costs related to the Senior Notes due 2029. The debt issuance costs associated with the Senior Notes due 2029 are recorded as a reduction of the principal balance of the debt. All issuance costs are being amortized through interest expense for the term of the Senior Notes due 2029.

The Company assessed the amounts recorded under the A&R Term B Facility, the Senior Notes due 2029, and the Revolving Credit Facility. The Company determined that the Revolving Credit Facility approximated fair value. The A&R Term B Facility and the Senior Notes due 2029’s fair values are approximately $948 million and $295 million, respectively. The fair values of the debt are based on the quoted inactive prices and are therefore classified as Level 2 within the valuation hierarchy.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

(Unaudited)

Note 14. Derivative Instruments

The Company uses interest rate swap agreements to manage exposure to interest rate risks. The Company does not use interest rate swap agreements for speculative or trading purposes. The gain or loss on the interest rate swaps that qualify as derivatives is recorded in Accumulated other comprehensive loss and is subsequently recognized as Interest expense in the Interim Consolidated Statements of Operations when the hedged exposure affects earnings. If the related debt or the interest rate swap is terminated prior to maturity, the fair value of the interest rate swap recorded in Accumulated other comprehensive loss may be recognized in the Consolidated Interim Statements of Operations based on an assessment of the agreements at the time of termination.

In March 2021, the Company entered into eight interest rate swap agreements (the “Swap Agreements”) with several financial institutions for a combined notional value of $560 million. The effect of the Swap Agreements is to convert a portion of the Company’s variable interest rate obligations based on three-month LIBOR with a minimum rate of 0.50% per annum to a base fixed weighted average rate of 0.9289% over terms ranging from three to five years. The Swap Agreements are adjusted to fair value on a quarterly basis. The estimated fair value is based on Level 2 inputs primarily including the forward LIBOR curve available to swap dealers. Contract gains recognized in other comprehensive income (loss) and amounts reclassified from Accumulated other comprehensive loss into earnings were not material for any of the periods presented. The fair value of the Swap Agreements at October 2, 2021 was not material. Amounts expected to be reclassified into earnings in the next 12 months were not material as of October 2, 2021.

Note 15. Pension

The Company sponsors multiple funded and unfunded U.S. and non-U.S. defined benefit pension plans. Pension benefits for many of its U.S. employees are provided through non-contributory, qualified and non-qualified defined benefit plans. It also sponsors defined benefit pension plans which cover non-U.S. employees who are not U.S. citizens, in certain jurisdictions, principally Germany, Austria, Belgium, France, India, Switzerland, and the Netherlands. The pension obligations as of October 2, 2021 and December 31, 2020 were $166 million and $168 million, respectively, and are included in Other liabilities in the unaudited Consolidated Interim Balance Sheets. Net periodic benefit cost recognized in Comprehensive income (loss) for the three and nine months ended October 2, 2021 is $2 million and $7 million, respectively. Net periodic benefit cost recognized in Comprehensive income (loss) for the three and nine months ended September 26, 2020 was $2 million and $6 million, respectively.

The components of net periodic benefit costs other than the service cost are included in Other expense, net in the unaudited Consolidated Interim Statements of Operations for the three and nine months ended October 2, 2021 and September 26, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(In millions, except per share amounts)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help you understand the results of operations and financial condition of Resideo Technologies, Inc. and its consolidated subsidiaries (“Resideo” or “the Company”, “we”, “us” or “our”) for the three and nine months ended October 2, 2021 and should be read in conjunction with the unaudited Consolidated Interim Financial Statements and the notes thereto contained elsewhere in this Form 10-Q. The financial information as of October 2, 2021 should be read in conjunction with the consolidated and combined financial statements for the year ended December 31, 2020 contained in our 2020 Annual Report on Form 10-K (the “2020 Annual Report on Form 10-K”).

Overview and Business Trends

We are a leading global manufacturer and distributor of technology-driven products and solutions that help homeowners and businesses stay connected and in control of their comfort, security, and energy use. We are a leader in the home heating, ventilation and air conditioning controls, and security markets. We have a global footprint serving commercial and residential end-markets. We manage our business operations through two operating segments, Products & Solutions and ADI Global Distribution. Our Products & Solutions segment consists of comfort, security, and residential thermal products and solutions. Our offerings include temperature and humidity control, thermal and combustion solutions, water and air solutions, as well as security panels, sensors, peripherals, wire and cable, communications devices, video cameras, awareness solutions, cloud infrastructure, installation and maintenance tools, and related software. Our ADI Global Distribution business is the leading wholesale distributor of low-voltage security products including intrusion, access control, and video products and participates significantly in the broader related markets of smart home, fire, power, audio, ProAV, networking, communications, wire and cable, and data communications. The Products & Solutions segment, consistent with our industry, has a higher gross and operating profit margin profile in comparison to the ADI Global Distribution segment.

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

Our financial performance is influenced by several macro factors such as repair and remodeling activity, residential and non-residential construction, employment rates, and overall macro environment. The global outbreak of a novel coronavirus disease (“COVID-19”) created economic disruption. Starting at the end of the first quarter of 2020, we experienced constrained supply and slowed customer demand, as well as temporary closures of several of our ADI Global Distribution branches, that adversely impacted business, results of operations and overall financial performance. Although there remains uncertainty as to the continuing implications of COVID-19, customer demand has improved and ongoing cost actions and transformation efforts contributed to the improvements in the Company’s operations and overall financial performance. We continue to experience constrained supply.

Third Quarter Highlights

Net revenue increased $134 million in the third quarter of 2021 compared to the same quarter of 2020, primarily due to volume and sales price increases. Gross profit as a percent of net revenues increased to 28% in the third quarter of 2021 from 27% in the third quarter of 2020. The primary items driving the 100 basis point (“bps”) increase in gross profit percentage were a 200 bps benefit from sales price increases and sales mix, 100 bps benefit from customer rebate favorability, and a 100 bps benefit from reduced obsolete and surplus inventory charges. These favorable changes were partially offset by a 200 bps unfavorable impact from increased material costs and a 100 bps impact from increased freight costs.

Third quarter net income was $68 million for the three months ended October 2, 2021 compared to net income of $75 million for the three months ended September 26, 2020.

Selling, general and administrative expense for the three months ended October 2, 2021 was $229 million, an increase of $8 million from $221 million for the three months ended September 26, 2020. The increase was driven by impairment charges resulting from the relocation of our Austin, Texas corporate headquarters location to a lower cost site, commercial investments, increased incentives expense, increased stock-based compensation expense, and labor and other inflation totaling $37 million. These increases were partially offset by lower Spin-Off and restructuring related expenses, transformation programs cost savings, and other cost reductions totaling $29 million.

Research and development expense for the three months ended October 2, 2021 was $20 million, an increase of $2 million from $18 million for the three months ended September 26, 2020. The increase was driven by labor and other items totaling $2 million.

We ended the third quarter with $686 million in cash and cash equivalents. Net cash provided by operating activities was $203 million for the nine months ended October 2, 2021. At October 2, 2021, accounts receivable were $932 million, inventories were $710 million, accounts payable were $905 million, and there were no borrowings under our revolving credit facility.

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

U.S. and international government responses to the COVID-19 outbreak have included “shelter in place,” “stay at home”, and similar types of orders. In the United States, Canada, and certain other countries globally, these orders exempt certain products and services needed to maintain continuity of operations of critical infrastructure sectors as determined by the federal government. If additional lockdown orders are put in place or if any of the applicable exemptions are curtailed or revoked in the future, that could adversely impact our business, operating results, and financial condition. Furthermore, to the extent these exemptions do not extend to our key suppliers and customers, this could also adversely impact our business, operating results, and financial condition. Finally, we are incurring increased costs associated with other employee safety measures.

Our visibility toward future performance is more limited than is typical due to the uncertainty surrounding the duration and ultimate impact of COVID-19 and its variants, and the mitigation measures that are implemented by governmental authorities. We also expect business conditions to remain challenging, with global shortages in key materials and components in certain instances impacting our ability to supply certain products. In response to these challenges, we will continue to focus on those factors that we can control: closely managing and controlling our expenses; aligning our production schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of our manufacturing, selling, and administrative activities.

Current Quarter Developments

Senior Notes

On August 26, 2021, we redeemed the remaining $260 million in principal amount of the Senior Notes due 2026 at a redemption price of 105.594% of par plus accrued interest. As a result, debt extinguishment costs of $18 million were recorded in Other expense, net.

On August 26, 2021, we issued $300 million in principal amount 4% senior unsecured notes due in 2029.

Basis of Presentation

Our financial statements are presented on a consolidated basis (collectively, the “Interim Financial Statements”). The Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Reclassification

The prior year segment information was recast to present Corporate separately as well as present segment Operating profit which replaces Segment Adjusted EBITDA. See Note 4. Segment Financial Data of Notes to Consolidated Interim Financial Statements for additional information. Certain reclassifications have been made to prior period financial statements to conform to the classification adopted in the current period.

The prior year unaudited Consolidated Interim Statements of Operations were reclassified to present Research and development expenses as a separate line item within the statements. Research and development expenses were formerly included within Selling, general and administrative expenses.

Components of Operating Results

Net Revenue

We manage our global business operations through two operating segments, Products & Solutions and ADI Global Distribution:

Products & Solutions: We generate the majority of our Product & Solutions net revenue primarily from residential end-markets. Our Products & Solutions segment includes traditional products, as well as connected products, which we define as any device with the capability to be monitored or controlled from a remote location by an end-user or service provider. Our products are sold through a network of HVAC, plumbing, security, and electrical distributors including our ADI Global Distribution business, OEMs, and service providers such as HVAC contractors, security dealers, and plumbers. We also sell some products via retail and online channels.

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

Other Expense, Net

Other expense, net consists primarily of Reimbursement Agreement expenses for certain Honeywell environmental liability payments. For further information see the “Reimbursement Agreement” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 12. Commitments and Contingencies of Notes to Interim Financial Statements of this Form 10-Q. Other expense, net also includes debt extinguishment costs incurred as a result of the Senior Notes due 2026 redemption and the execution of the A&R Credit Agreement as well as foreign exchange gains and losses and other non-operating related expense or income.

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

Results of Operations

The following table sets forth our selected unaudited consolidated interim statements of operations for the periods presented:

Unaudited Consolidated Interim Statements of Operations

(In millions except share and per share data)

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net revenue	$1,496	$1,362	$4,392	$3,570
Cost of goods sold	1,080	992	3,227	2,680
Gross profit	416	370	1,165	890
Selling, general and administrative expenses	229	221	684	676
Research and development expenses	20	18	63	55
Operating profit	167	131	418	159
Other expense, net	58	35	130	106
Interest expense	12	14	37	49
Income before taxes	97	82	251	4
Tax expense	29	7	76	26
Net income (loss)	$68	$75	$175	$(22)
Weighted Average Number of Common Shares Outstanding (in thousands)
Basic	144,284	123,421	143,865	123,194
Diluted	148,559	125,235	148,260	123,194
Earnings (Loss) Per Share
Basic	$0.47	$0.61	$1.22	$(0.18)
Diluted	$0.46	$0.60	$1.18	$(0.18)

Results of Operations for the Three and Nine Months Ended October 2, 2021 and September 26, 2020

Net Revenue

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net revenue	$1,496	$1,362	$4,392	$3,570
% change compared with prior period	10%		23%

Three months ended

Net revenue for the three months ended October 2, 2021 was $1,496 million, an increase of $134 million, or 10%, from $1,362 for the three months ended September 26, 2020. The increase in net revenue was primarily due to volume and sales price increases.

Nine months ended

Net revenue for the nine months ended October 2, 2021 was $4,392 million, an increase of $822 million, or 23% from $3,570 for the nine months ended September 26, 2020, which was negatively impacted by the emergence of COVID-19. The increase is mainly due to volume increases.

A discussion of net revenue by segment can be found in the Review of Business Segments section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cost of Goods Sold

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2021	2020	2021	2020
Cost of goods sold	$1,080	$992	$3,227	$2,680
% change compared with prior period	9%		20%
Gross profit percentage	28%	27%	27%	25%

Three months ended

Cost of goods sold for the three months ended October 2, 2021 was $1,080 million, an increase of $88 million, or 9%, from $992 million for the three months ended September 26, 2020.

This increase in cost of goods sold was driven by higher revenue volumes, increased material costs, increased freight costs, foreign currency translation, and labor inflation totaling $128 million. These increased costs were partially offset by favorable changes in sales mix, lower charges related to obsolete and surplus inventory, transformation programs cost savings, and other cost savings totaling $40 million.

Gross profit percentage was 28% for the three months ended October 2, 2021, compared to 27% for the three months ended September 26, 2020. The primary items driving the increase in gross profit percentage were a 200 bps impact from sales price increases and sales mix, a 100 bps impact from customer rebate favorability, and a 100 bps impact from reduced obsolete and surplus inventory charges. These favorable changes were partially offset by a 200 bps impact from increased material costs and a 100 bps impact from increased freight costs.

Nine months ended

Cost of goods sold for the nine months ended October 2, 2021 was $3,227 million, an increase of $547 million, or 20%, from $2,680 for the nine months ended September 26, 2020.

This increase in cost of goods sold was driven by higher revenue volumes, increased freight costs, foreign currency translation, increased material costs, foreign currency translation and labor inflation totaling $656 million. These increased costs were partially offset by favorable changes in sales mix, lower charges related to obsolete and surplus inventory, decreased restructuring related costs, transformation programs cost savings, and other cost savings totaling $109 million.

Gross profit percentage was 27% for the nine months ended October 2, 2021, compared to 25% for the nine months ended September 26, 2020. The primary items driving the increase in gross profit percentage were a 100 bps benefit from sales price increases and sales mix, a 100 bps benefit resulting from higher revenue volume, a 100 bps benefit from lower charges related to obsolete and surplus inventory, and a 100 bps benefit from sourcing productivity. These benefits were partially offset by a 100 bps unfavorable impact from increased freight costs and a 100 bps unfavorable impact from increased material costs.

Selling, General and Administrative Expenses

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2021	2020	2021	2020
Selling, general and administrative expenses	$229	$221	$684	$676
% of revenue	15%	16%	16%	19%

Three months ended

Selling, general and administrative expense for the three months ended October 2, 2021 was $229 million, an increase of $8 million from $221 million for the three months ended September 26, 2020. The increase was driven by impairment charges resulting from the relocation of our Austin, Texas corporate headquarters location to a lower cost site, commercial investments, increased incentives expense, increased stock-based compensation expense, and labor inflation and other items totaling $37 million. These increases were partially offset by lower Spin-Off and restructuring related expenses, transformation programs cost savings, and other cost reductions totaling $29 million.

Nine months ended

Selling, general and administrative expense for the nine months ended October 2, 2021 was $684 million, an increase of $8 million from $676 million for the nine months ended September 26, 2020. The increase was driven by commercial investments, the pending securities class action litigation settlement net of insurance recoveries, increased incentives expense, foreign currency translation, impairment charges resulting from the relocation of our Austin, Texas corporate headquarters location to a lower cost site, increased stock-based compensation expense, and labor inflation and other items totaling $109 million. These increases were partially offset by lower Spin-Off and restructuring related expenses, transformation programs cost savings, and other cost reductions totaling $101 million.

Research and Development Expenses

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2021	2020	2021	2020
Research and development expenses	$20	$18	$63	$55
% of revenue	1%	1%	1%	2%

Three months ended

Research and development expense for the three months ended October 2, 2021 was $20 million, an increase of $2 million from $18 million for the three months ended September 26, 2020. The increase was driven by labor and other items totaling $2 million.

Nine months ended

Research and development expense for the nine months ended October 2, 2021 was $63 million, an increase of $8 million from $55 million for the nine months ended September 26, 2020. The increase was driven by investments to support new product launches, labor inflation and other items totaling $15 million. These increases were partially offset by transformation programs cost savings, lower restructuring related expenses, and other cost reductions totaling $7 million.

Other Expense, Net

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2021	2020	2021	2020
Other expense, net	$58	$35	$130	$106

Three months ended

Other expense, net for the three months ended October 2, 2021 was $58 million, an increase of $23 million from $35 million for the three months ended September 26, 2020. Other expense, net increased $18 million from debt extinguishment costs incurred as a result of the redemption of the remaining Senior Notes due 2026, $2 million in foreign exchange impact, and $3 million in increased other non-operating expense.

Nine months ended

Other expense, net for the nine months ended October 2, 2021 was $130 million, an increase of $24 million from $106 million for the nine months ended September 26, 2020. Other expense, net increased $41 million from debt extinguishment costs incurred as a result of the Senior Notes due 2026 redemption and the execution of the A&R Credit Agreement, partially offset by $6 million in favorable foreign exchange impact, a $9 million reduction in the accruals related to the Tax Matters Agreement, and a $2 million decrease in other non-operating expense.

Tax Expense

	Three Months Ended		Nine Months Ended
	October 2,	September 26,	October 2,	September 26,
	2021	2020	2021	2020
Tax expense	$29	$7	$76	$26
Effective tax rate	30%	8%	30%	729%

The Company recorded tax expense of $29 million and $76 million for the three and nine months ended October 2, 2021.

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

Three months ended

For the three months ended October 2, 2021 the net tax expense of $29 million consists primarily of interim period tax expense of $32 million based on year-to-date pretax income multiplied by our forecasted effective tax rate partially offset by a tax benefit specific to the period of approximately $3 million consisting primarily of changes in estimates related to prior years. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, non-deductible expenses, and U.S. taxation of foreign earnings.

Nine months ended

For the nine months ended October 2, 2021 the net tax expense of $76 million consists primarily of interim period tax expense of $80 million based on year-to-date pretax income multiplied by our forecasted effective tax rate, offset by tax benefits specific to the period of approximately $4 million, consisting primarily of excess deductions for share-based compensation and changes in estimates related to prior years. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, non-deductible expenses, and U.S. taxation of foreign earnings.

Review of Business Segments

Products & Solutions

	Three Months Ended			Nine Months Ended
	October 2,	September 26,		October 2,	September 26,
	2021	2020	% Change	2021	2020	% Change
Total revenue	$726	$674		$2,121	$1,715
Less: Intersegment revenue	95	102		286	270
External revenue	$631	$572	10%	$1,835	$1,445	27%
Operating profit	$157	$141	11%	$416	$241	73%

Three months ended

Products & Solutions revenue increased 10%, mainly due to increased volume and sales price increases. Operating profit increased from $141 million to $157 million, or 11%. Operating profit was positively impacted by increased volume, sales price increases, customer rebate favorability, a decrease in restructuring related expenses, lower charges related to obsolete and surplus inventory, transformation programs cost savings, and other cost reduction efforts totaling $66 million. These impacts were partially offset by increased material costs, increased freight costs, increased incentives expense, and labor inflation totaling $50 million.

Nine months ended

Products & Solutions revenue increased 27%, mainly due to increased volume. Operating profit increased from $241 million to $416 million, or 73%. Operating profit was positively impacted by higher revenue, a decrease in Spin-Off and restructuring related expenses, lower charges related to obsolete and surplus inventory, sales price increases, transformation programs cost savings, favorable changes in sales mix, and other cost reduction efforts totaling $295 million. These impacts were partially offset by increased freight costs, increased material costs, investments to support new product launches, increased incentives expense, and labor inflation totaling $120 million.

ADI Global Distribution

	Three Months Ended			Nine Months Ended
	October 2,	September 26,		October 2,	September 26,
	2021	2020	% Change	2021	2020	% Change
External revenue	$865	$790	9%	$2,557	$2,125	20%
Operating profit	$73	$56	30%	$198	$135	47%

During 2021, ADI Global Distribution completed the acquisition of Norfolk Wire & Electronics, a regional distributor of data communications products and Shoreview Distribution, a U.S. distributor of Pro AV products. Both acquisitions are an example of our strategy to utilize M&A to accelerate expansion in attractive adjacent categories.

Three months ended

ADI Global Distribution revenue increased 9%, highlighted by strong growth in the U.S. and Canada primarily driven by volume and sales price increases. Operating profit increased from $56 million to $73 million, or 30%. Operating profit was favorably impacted primarily by favorable changes in sales mix, higher revenue, and other expense productivity totaling $28 million. These positive impacts were partially offset by commercial investments, increased freight costs, and increased incentives expense, as well as labor inflation totaling $11 million.

Nine months ended

ADI Global Distribution revenue increased 20%, highlighted by strong growth in the U.S. and Canada, as well as EMEA. Operating profit increased from $135 million to $198 million, or 47%. Operating profit was favorably impacted primarily by higher revenue, favorable changes in sales mix, and other expense productivity totaling $90 million. These positive impacts were partially offset by commercial investments, increased freight costs, and increased incentives expenses, as well as labor inflation totaling $27 million.

Corporate

	Three Months Ended			Nine Months Ended
	October 2,	September 26,		October 2,	September 26,
	2021	2020	% Change	2021	2020	% Change
Corporate costs	$(63)	$(66)	(5)%	$(196)	$(217)	(10)%

Three months ended

Corporate costs for the three months ended October 2, 2021 were $63 million, a decrease from $66 million for the three months ended September 26, 2020, or 5%. The decrease was driven by lower Spin-Off and restructuring related expenses, transformation programs cost savings, and other cost reductions totaling $19 million. These decreases were partially offset by impairment charges resulting from the relocation of our Austin, Texas corporate headquarters location to a lower cost site, increased consulting expense, increased incentives expense, and labor inflation totaling $16 million.

Nine months ended

Corporate costs for the nine months ended October 2, 2021 were $196 million, a decrease from $217 million for the nine months ended September 26, 2020, or 10%. The decrease was driven by lower Spin-Off and restructuring related expenses, transformation programs cost savings, and other cost reductions totaling $74 million. These decreases were partially offset by the pending securities class action litigation settlement net of insurance recoveries, increased consulting expense, impairment charges resulting from the relocation of our Austin, Texas corporate headquarters location to a lower cost site, increased incentives expense, foreign currency translation, and labor inflation totaling $53 million.

Capital Resources and Liquidity

Our liquidity is primarily dependent on our ability to continue to generate cash flows from operations, supplemented by external sources of capital as needed.

•
Cash flows provided by operating activities was $203 million for the nine months ended October 2, 2021 compared to $92 million for the nine months ended September 26, 2020.
•
As of October 2, 2021, total cash and cash equivalents were $686 million.
•
At October 2, 2021, there were no borrowings and no letters of credit issued under our $500 million revolving credit facility.

Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects, potential acquisitions of companies or technologies, and the expansion of our sales and marketing activities. While we may elect to seek addition funding at any time, we believe our existing cash, cash equivalents, and availability under our credit facilities are sufficient to meet our capital requirements through at least the next 12 months. We may enter into acquisitions or strategic arrangements in the future which also could require us to seek additional equity or debt financing.

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

The amount paid during the nine months ended October 2, 2021 was $105 million. See Note 12. Commitments and Contingencies of Notes to Consolidated Interim Financial Statements of the Form 10-Q and Note 19. Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements in our 2020 Annual Report on Form 10-K for further discussion.

Cash Flow Summary for the nine months ended October 2, 2021 and September 26, 2020

Our cash flows from operating, investing and financing activities for the nine months ended October 2, 2021 and September 26, 2020, as reflected in the unaudited Interim Financial Statements, are summarized as follows:

	Nine Months Ended
	October 2,	September 26,
	2021	2020
Cash provided by (used for):
Operating activities	$203	$92
Investing activities	(56)	(85)
Financing activities	28	135
Effect of exchange rate changes on cash and cash equivalents	(6)	(4)
Net increase in cash and cash equivalents	$169	$138

Cash provided by operating activities for the nine months ended October 2, 2021 increased by $111 million, primarily due to increased profitability, offset by an increase in working capital balances as a result of revenue growth.

Cash used for investing activities decreased by $29 million, primarily due to $24 million of additional cash paid for acquisitions in the nine months ended September 26, 2020.

Net cash provided by financing activities decreased by $107 million. The decrease in cash provided by financing activities was primarily due to a decrease of $150 million of proceeds from our revolving credit facility that was used to increase our cash position in 2020 in light of the economic uncertainty surrounding the COVID-19 pandemic, partially offset by $31 million of net proceeds resulting from the A&R Credit Agreement and redemption of the Senior Notes due 2026, $6 million of decreased debt repayments, and $6 million of other financing activities.

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

Interest Rate Risk

As of October 2, 2021, $945 million of our total debt, excluding unamortized deferred financing costs, of $1,245 million carried variable interest rates. In March 2021, eight interest rate swap agreements were entered into with various financial institutions for a combined notional amount of $560 million (the “Swap Agreements”). The Swap Agreements effectively converted a portion of the Company’s variable interest rate obligations based on three-month LIBOR with a minimum rate of 0.50% per annum to a base fixed weighted average rate of 0.9289% over a term of three to five years. For more information on the Swap Agreements, see Note 14. Derivative Instruments of Notes to Consolidated Interim Financial Statements of this Form 10-Q. The fair market values of our fixed-rate financial instruments and Swap Agreements are sensitive to changes in interest rates. At October 2, 2021, an increase in interest rate by 100 basis points would have an approximate $4 million impact on our annual interest expense, while a decrease in interest rate is not possible due to the interest rate floor on our variable rate debt.

Foreign Currency Exchange Rate Risk

We are exposed to market risks from changes in currency exchange rates. While we primarily transact with customers in the U.S. Dollar, we also transact in foreign currencies, primarily including the Euro, British Pound, Indian Rupee, Canadian Dollar, and Mexican Peso. These exposures may impact total assets, liabilities, future earnings and/or operating cash flows. Our exposure to market risk for changes in foreign currency exchange rates arises from transactions arising from international trade, foreign currency denominated monetary assets and liabilities, and international financing activities between subsidiaries. We rely primarily on natural offsets to address our exposures and may supplement this approach from time to time by entering into forward and option hedging contracts. As of October 2, 2021 and December 31, 2020, we have no outstanding foreign currency hedging arrangements.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended October 2, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

See Note 12. Commitments and Contingencies — Other Matters of Notes to Consolidated Interim Financial Statements of this Form 10-Q for a discussion on legal proceedings.

Item 1A. Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal, and regulatory risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations, and historical trends. There have been no material changes to the risk factors described in our 2020 Annual Report on Form 10-K.

Item 6. Exhibits

The Exhibits listed below on the Exhibit Index are filed or incorporated by reference as part of this Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
4.1

Indenture, dated as of August 26, 2021, among Resideo Funding, Inc., as issuer, Resideo Technologies, Inc., the other guarantors named therein, and U.S. Bank National Association, as trustee. (incorporated by reference to Exhibit 4.1 to Resideo's Form 8-K filed on August 27, 2021)

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

Resideo Technologies, Inc.

Date: November 4, 2021	By:	/s/ Anthony L. Trunzo
Anthony L. Trunzo Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Date: November 4, 2021	By:	/s/ AnnMarie Geddes
AnnMarie Geddes Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)