Form 10-K
period 2021-12-31
RESIDEO TECHNOLOGIES, INC.
filed 2022-02-15
CIK 1740332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

Commission File Number 001-38635

Resideo Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-5318796
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16100 N 71st Street, Suite 550 Scottsdale, Arizona	85254
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (480) 573-5340

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol:	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	REZI	New York Stock Exchange

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the New York Stock Exchange as of July 3, 2021, was $3.4 billion.

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share as of February 14, 2022 was 145,018,673 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2022 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2021.

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

Description of Business

Resideo is a leading global manufacturer and developer of technology-driven products and solutions that provide critical comfort, residential thermal and security solutions to over 150 million homes globally. We are also the leading wholesale distributor of low-voltage security products including intrusion, access control and video products and participate significantly in the broader related markets of smart home, fire, power, audio, ProAV, networking, communications, wire and cable, enterprise connectivity, and structured wiring products. In our newly established Vision and Purpose, we imagine a world where homes and buildings are good for the planet, where technology works to simplify everyday life. In that world, people are healthy, happy, and secure. To create this future, we work every day to simplify the connected world so people have peace of mind and can focus on what matters most.

We have a global footprint serving commercial and residential end markets. Our primary focus is on the professional channel where we are a trusted partner to over 110,000 professional installers. Our global scale, breadth of product offerings, innovation heritage, and differentiated service and support has enabled our trusted relationship with professional installers and has been a key driver of our success. Leveraging our underlying strengths, we are transforming our business with a strategy that includes operational improvements, product innovation, and investments to drive future growth and value creation. We believe our significant presence in the home, both on the wall and behind the wall, positions us well for the value and convenience consumers will expect out of the connected home in the future.

We operate in large markets that sit at the intersection of multiple secular growth trends. We believe the increased desire for critical comfort, residential thermal, and security solutions in the home, combined with the long-term impacts of working from home, are driving investment in the home both in terms of time and dollars. We believe our total addressable market represents approximately a $122 billion inclusive of $32 billion for our comfort, residential thermal solutions and security, and $90 billion for distribution of low-voltage security products and additional adjacent products, including intrusion and smart home, fire, video surveillance, access control, power, audio and video, ProAV, networking, communications, wire and cable, enterprise connectivity and structured wiring. At the same time, the ability to better understand the functioning of a home through sensors, systems and controls, and connectivity has created a large and fast-growing connected home market. According to Statista, the global connected home market is expected to grow at a 17% compounded annual growth rate from $68 billion in 2019 to $208 billion in 2026. To date, we believe this market has been primarily composed of point products and services from a wide variety of industry participants, creating significant complexity for consumers. Given this complexity, we believe a significant opportunity exists to provide products, solutions and services to consumers and professional installers that integrate the disparate sensors, systems and controls inside the home, and enable differentiated insight.

RESIDEO TECHNOLOGIES, INC.

We deliver value to our customers via two business segments, Products & Solutions and ADI Global Distribution, which respectively contributed 42.2% and 57.8% of our net revenue for the year ended December 31, 2021.

Products & Solutions: Our comfort, residential thermal, and security products and solutions have a presence in over 150 million homes globally and benefit from the trusted, well-established Honeywell Home brand as well as key branded offerings such as Resideo, Braukmann, and others. Our offerings include temperature and humidity control, thermal water and air solutions, as well as security panels, sensors, peripherals, wire and cable, communications devices, video cameras, awareness solutions, cloud infrastructure, installation and maintenance tools, and related software. We are a leading player across the majority of our product categories with 15 million systems installed annually. Through our whole home presence on the wall and behind the wall, we are an enabler of home connectivity with approximately 9.4 million connected customers. Our connected solutions harness this data to provide control, visibility, insights, and alerts to the end user. Our comprehensive product suite has also allowed us to develop and sustain a long-standing partnership with professional installers who have relied on our selection and availability of products and configured solutions to help them succeed for over 100 years. Our broad portfolio of innovative products is delivered through a comprehensive network of over 110,000 professional contractors, more than 3,000 distributors and over 1,200 original equipment manufacturers (“OEMs”), as well as major retailers and online merchants.

ADI Global Distribution: Our ADI Global Distribution segment is the leading wholesale distributor of low-voltage security products including intrusion, access control and video products, and participates significantly in the broader related markets of smart home, fire, access control, power, audio, ProAV, networking, communications, wire and cable, enterprise connectivity, and structured wiring products. Through nearly 200 stocking locations in 16 countries, ADI Global Distribution distributes more than 350,000 products from over 1,000 manufacturers to a customer base of over 100,000 contractors and is recognized for superior customer service. We believe this global footprint gives us distinct scale and network advantages in our core products over our competitors. Further, we believe our customers derive great value from the advice and recommendations of our knowledgeable design specialists, allowing our customers to better meet the technical and systems integration expertise requirements to install and service professional security systems. We continue to be a leader in the industry with value-added services including presales system design, 24/7 order pick-up, and the selective introduction of new product categories such as professional audio-visual.

Competition

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

Business Strategy

Our management team has significant experience and a track record of leading tech-enabled businesses, developing best-in-class products, and executing organizational change. This team is focused on ingraining a culture of continuous improvement into our organization with the goal of lowering costs, increasing margins and positioning the Company for growth. Leveraging our presence in the home and its relationship with professional installers, management has repositioned the Products & Solutions business to enhance focus and collaboration across business lines and drive products and services innovation.

With ongoing transformation underway, we believe we are well positioned to execute on our growth strategy across both of our segments. Our strategy in Products & Solutions is focused on accelerating our product innovation,

RESIDEO TECHNOLOGIES, INC.

expanding our presence in the home and buildings, and over time, enabling connected ecosystems and services grounded in relationships with professional installers. Our ADI Global Distribution growth strategy is focused on increasing our omni channel presence to grow our customer base, expanding into adjacent growth markets, and continuing to enhance our value-add services to support our professional installers’ efficiency and profitability.

Materials and Suppliers

Purchased materials in our manufacture of products include copper, steel, aluminum, plastics, printed circuit boards, semiconductors, and passive electronics. Purchased materials cover a wide range of supplier value-add, from raw materials and single components to subassemblies and complete finished goods, and there are considerable expenditures on both commercial off-the-shelf and make-to-print items. Although execution of material substitutions or supplier changes may be resource intensive and can cause delays and other inefficiencies, alternatives usually exist in the event that a supplier becomes unable to provide material. Raw material price fluctuations, the ability of key suppliers to meet quality and delivery requirements, and catastrophic events can increase the cost and effect the supply of our products and services, and impact our ability to meet commitments to customers. During 2021, we experienced global shortages in key materials and components in certain instances impacting our ability to supply certain products as well as materials price inflation and increased freight costs. In 2022, material prices and availability are likely to fluctuate throughout the year and could affect our business, financial condition, and results of operations.

Manufacturing

Our Products & Solutions business operate manufacturing and distribution facilities throughout the world, including sites in Mexico, Czech Republic, Hungary, the United States, Germany, United Kingdom, Netherlands and China. A significant percentage of our Products & Solutions revenue is derived from products manufactured in our own facilities, with the remainder being “buy to sell” (finished products purchased directly from other manufacturers) or sourced from third-party contract manufacturers. Major activities and competencies in our manufacturing operations include printed circuit board (PCB) assembly, surface mount technologies (SMT), automatic and manual assembly and test, electrotechnical assembly and test, die casting and machining, calibration and final test. We source raw materials and commodities, electronic components and assemblies, and mechanical components and assemblies from a wide range of third-party suppliers worldwide.

Regulatory and Environmental Compliance and Regulatory Capital Expenditures

We are subject to various federal, state, local and foreign government requirements relating to environmental health and safety protection standards and permitting, labeling and other requirements regarding, among other things, electronic and wireless communications, air emissions, wastewater discharges, the use, handling, and disposal of hazardous or toxic materials, remediation of environmental contamination, data privacy, consumer protection, licensing, working conditions for and compensation of our employees and others. Our businesses may also be affected by changes in governmental regulation of energy efficiency and conservation standards, product safety regulations, and consumer privacy and protection regulations. These and other laws and regulations impact the manner in which we conduct our business, and changes in legislation or government policies can affect our worldwide operations, both favorably and unfavorably. For a more detailed description of the various laws and regulations that affect the Company’s business, see Item 1A. Risk Factors.

The Company’s efforts to comply with numerous federal, state, and local laws and regulations applicable to its business and products often results in capital expenditures. As of December 31, 2021, we have recorded a liability for environmental investigation and remediation of approximately $22 million related to sites owned and operated by Resideo. The Company makes capital expenditures to design and upgrade its products to comply with or exceed standards applicable to the industries in which it competes. The Company’s ongoing environmental compliance programs also results in capital expenditures. Regulatory and environmental considerations are a part of all significant capital expenditure decisions; however, expenditures in 2021 related solely to regulatory compliance were not material. It is management’s opinion that the amount of any future capital expenditures related to compliance with any individual regulation or grouping of related regulations will not have a material adverse effect on our financial results or competitive position in any one year. See Note 17. Commitments and Contingencies of Notes to Consolidated Financial Statements for further discussion of environmental matters.

RESIDEO TECHNOLOGIES, INC.

Human Capital

As of December 31, 2021, we employed approximately 13,300 employees in 32 countries. About 3,300 employees were located in the United States, and the remaining ~10,000 employees were located primarily in Mexico, the Czech Republic and the United Kingdom. Approximately 170 employees in the U.S. were subject to collective bargaining, with ~1,000 additional employees outside of the U.S. subject to collective bargaining. We believe overall our relations with our workforce are good.

Health and Safety: The Company’s commitment to providing a safe and healthy workplace for all employees continued throughout 2021. The continuing impact of the COVID-19 pandemic has meant our previously developed strategies to protect our employees and customers have remained in place. These actions included formation of a response team, contact tracing and tracking of exposure and positive cases, enhanced cleaning protocols, moving to work from home where possible, suspension of most business travel and in-person meetings, the purchase of face coverings, gloves, hand sanitizer, and hand held scanning devices, installation of thermal scanners at our manufacturing sites, installation of floor demarcations and plastic shields in our ADI branches and on manufacturing lines, weekly internal audits, leasing of additional vans to permit distancing where we provide transportation to employees, daily symptom self-assessments, enhanced employee benefits, and policies requiring face coverings and physical distancing. In addition, we took several actions to promote employees obtaining the COVID-19 vaccine, including a social media campaign, providing a donation to a non-profit for each employee who reported they had been vaccinated, providing schedule flexibility and paid time off to employees to obtain the vaccine, providing transportation to vaccine clinics and holding vaccine clinics for employees at certain sites. In the United States, we also tracked status and prepared for implementation of executive orders regarding vaccinations and weekly testing. For a more detailed description of the potential impact of COVID on the Company’s business, see Item 1A. Risk Factors.

At the end of 2021 our global Total Case Incident Rate or “TCIR” (the number of occupational injuries and illnesses per 100 employees) was 0.48, which was significantly lower than the North American Industry Classification System injury rate for Automatic Environmental Controls of 1.4 (as reported by the U.S. Bureau of Labor Statistics). We monitor our safety through a balanced scorecard of key performance indicators. In addition to reactive incident management investigation and root cause analysis indicators, we measure and analyze the data generated from our hazard observation, designated HSE inspections by line managers and internal audit programs by accredited HSE lead auditors to provide insights and intelligence that help us proactively mitigate issues before they result in incidents.

Total Rewards: Our primary reward strategy is ensuring “pay-for-performance” on an annual basis, as well as over the long term, which drives a mindset of accountability and productivity. Our compensation guiding principles are to structure compensation that is simple, aligned and balanced. We structure and administer our rewards programs in a manner consistent with good governance practices. We believe that the interests of employees must be aligned with our shareholders. We provide comprehensive, competitive and contemporary benefits that recognize the diversity of our workforce and are designed to meet the varying needs of our employees and promote choice. Our package includes paid time off, flexible work schedules, education assistance programs and more.

These actions reinforce our culture that values employees and seeks to attract and retain the talent that we need to win in the market. We believe the combination of our competitive pay-for-performance compensation programs and our comprehensive benefit programs demonstrate our commitment to a compelling total rewards value proposition for our employees.

Diversity, Equity and Inclusion: The Company is committed to creating a diverse, equitable and inclusive working environment. We maintain employee resource groups (ERGs) across six categories: Women, LGBTQIA+, Black, Latino, Veterans, and People with Differing Abilities. Each ERG is sponsored and supported by a senior leader of the company and our ERGs have held conversations with our executive leadership to discuss ideas for improving our culture of inclusion. Each ERG has increased membership in 2021. Our corporate functions and business units continue to track progress with respect to our diversity and inclusion initiatives.

Diversity is a core component of our recruiting strategy. Our diversity outreach includes contacting various categories of diversity job boards, including HBCUs (Historically Black Colleges and Universities). Diversity is a key component of service level agreements we maintain with our RPO (recruiting process outsourcing) partners to

RESIDEO TECHNOLOGIES, INC.

ensure they are accountable and meet our sourcing standards. This year we rolled out diverse slate guidelines for our career level 5+ roles requiring that interview slates include female and/or racially/ethnically diverse candidates, except in rare circumstances. We partnered with an RPO vendor to deliver training on mitigating bias in hiring for our people managers.

Talent Acquisition, Management and Development: We have a robust recruiting model to attract all levels of talent across the regions where we operate. In 2021, our average time to fill open roles was 44 days, and we hired 4,000 employees, of which approximately 2,600 were production workers. We continue to leverage our virtual interviewing platforms and onboarding experience to mitigate COVID-19 risk. Internally, strategic talent reviews and succession planning occur on an annual basis, globally and across all business areas.

In 2021, we launched another cycle of our Employee Voice Survey. This survey allows each function in our company to see its ratings across three levers: Motivation, Ability, and Knowledge of Expectations. Our score for the 2021 cycle was 7.6 on a 10-point scale, with an employee Net Promoter Score (NPS) of 26, an increase of 3 points over last year, on a scale ranging from -100 to +100 (based on industry standards for employee NPS, any score above 10 is considered good). Each sub-organization is tasked with creating an action plan based on feedback received.

Managers and their team members continue to participate in quarterly “Pulse” conversations to set performance expectations and monitor and evaluate performance. People managers at Resideo are strongly encouraged to give frequent, informal feedback so that employees are always clear on their performance level. We strongly believe in the importance of the role that people managers play and continue to provide quarterly people manager trainings. In 2021, we also created a Learning Community for our people managers, which is a space for them to easily access a multitude of trainings that can help them enhance their skills.

To better support the development of our employees, we invested in a new mentorship platform that makes more effective pairings, provides developmental resources for both mentors and mentees, and facilitates a natural progression of a mentoring relationship through detailed session agendas. Our program has just under 400 members in paired mentorships, and the standard mentorship length is 6 months – 1 year.

In order to better assist our employees in developing a career plan at Resideo, we have launched an interactive Career Navigator. This resource includes an opportunity map for employees to learn more about different functions and sub-functions as well as which skills and competencies are required to succeed in them.

We believe that making investments in our future leaders will improve our bench strength and have partnered with CrossLead to develop the Resideo Leadership Academy (RLA). Up and coming leaders have been chosen to participate in this program, which will officially launch in the second quarter of 2022. Participants will learn from our executive leaders and CrossLead instructors, following the “Team of Teams” methodology taught by CrossLead. Participants in this program will also work on group 'stretch' projects together that solve important company needs while simultaneously allowing them to put their learnings from the RLA into practice.

Culture: In 2021, we redefined our culture to better fit our current workforce and company strategy. We updated our vision and purpose statements and identified new leadership competencies. We moved from our previous four 'Energies' to 'Values,':

Start with the Customer: We understand our customers’ needs and pride ourselves on delivering exceptional experiences.

Act as One Team: We work together toward common goals, engaging from a place of humility and respect.

Pioneer the Future: We embrace change, boldly step into the unknown, and relentlessly foster innovation to fuel our growth.

Make a Difference: We care about the long-lasting, positive impact we make on each other, our customers, our communities, and the planet.

RESIDEO TECHNOLOGIES, INC.

In order to effectively operationalize these new values into our culture, we overhauled our internal and external materials to reflect these new changes, incorporated these values into our staffing materials and processes, re-vamped our recognition program, and created leadership materials for the transition.

Seasonality

Our Products & Solutions business experiences a moderate level of seasonality. Sales activity is generally highest in the fall and early winter months, reflecting increased customer purchases of heating related products with the highest sales at the end of the third quarter and throughout the fourth quarter in the majority of our geographical markets.

Research and Development and Intellectual Property

We have software centers of excellence in Austin, Texas; Bengaluru, India; and Melville, New York, along with major product design centers in the U.S., Europe, Asia, and Latin America. In addition, our laboratories are certified to meet various industry standards, such as FCC and UL, enabling us to test and certify products internally. We also have a user experience design group that consists of researchers and product and user experience designers aligned with development sites with the primary studios in Golden Valley, Minnesota. As of December 31, 2021, we employed approximately 926 engineers.

Our deep domain expertise, proprietary technology and brands are protected by a combination of patents, trademarks, copyrights, trade secrets, non-disclosure agreements, and contractual provisions. We own approximately 2,300 worldwide active patents and pending patent applications to protect our research and development investments in new products and services. We have and will continue to protect our products and technology by asserting our intellectual property rights against third-party infringers. See Note 17. Commitments and Contingencies of Notes to Consolidated Financial Statements for more information. We also have a significant trademark license with Honeywell in connection with our use of the Honeywell Home trademark as well as certain intellectual property licensed by Honeywell to us in connection with the Spin-Off. For a more detailed description of the various intellectual property rights and relationships that affect the Company’s business, see Item 1A. Risk Factors.

Other Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are available free of charge on our website (www.resideo.com) under the heading Investors (see SEC Filings) immediately after they are filed with, or furnished to, the SEC. All of the reports that we file or furnish with the SEC are also available on the SEC’s website (www.sec.gov). In addition, in this Form 10-K, we incorporate by reference certain information from parts of our Proxy Statement for the 2022 Annual Meeting of Stockholders, which will also be available free of charge on our website. Information contained on, or connected to, our website does not and will not constitute part of this Form 10-K.

We are a Delaware corporation incorporated on April 24, 2018. Our principal executive offices are located at 16100 N. 71st Street Suite 550, Scottsdale, Arizona 85254. Our telephone number is (480) 573-5340. Our website address is www.resideo.com.

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

RESIDEO TECHNOLOGIES, INC.

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

Risks Relating to Our Business

We operate in highly competitive markets; we may have competition for acquisitions and may not achieve our integration goals with acquired businesses.

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

In addition to current competitive factors, there have been, and in the future, there may be new market entrants with non-traditional business, new business and customer service models or disruptive technologies and products, resulting in increased competition and changing business dynamics. Examples of these include cable, telecommunications and large technology companies competing in the connected home and home security spaces, utilities expanding their role in the provision of home energy services, OEMs vertically integrating, and the expansion of direct-to-consumer, retail and e-tail distribution in competition with our ADI Global Distribution business. Existing or future competitors may seek to gain or retain market share by reducing prices, or shifting business models to a software-based model, and we may be required to lower prices or may lose business, which could adversely affect our business, financial condition, results of operations and cash flows. Also, to the extent that we do not meet changing customer preferences or demands or other market changes, or if one or more of our competitors introduces new products or services, becomes more successful with private label products, online offerings or establishes exclusive supply relationships, our ability to attract and retain customers could be adversely affected.

To remain competitive, we will need to invest continually in product and services development, marketing, customer service and support, manufacturing and our distribution networks. We may not have sufficient resources to continue to make such investments and we may be unable to maintain our competitive position including due to the fact that our competitors and potential competitors may have greater brand recognition, resources, access to capital, including greater research and development or sales and marketing funds, more customers, lower costs and more advanced technology platforms, particularly with our products and services in connected services and in new geographic regions. It is possible that competitive pressures resulting from consolidation, including customers taking manufacturing or distribution in house, purchasing directly from a manufacturer instead of from ADI Global Distribution, moving to a competitor, partnering with third parties and consolidation amongst our customers, could affect our growth and profit margins.

Some of our competitors may also be able to deliver their service solutions more quickly to market than we can by capitalizing on technology developed in connection with their substantial existing service models. In addition,

RESIDEO TECHNOLOGIES, INC.

some of our competitors have significant bases of customer adoption in other services and in online content, which they could use as a competitive advantage in the growing connected home solutions services market or otherwise in our product or distribution businesses. The expansion by large technology companies into connected home solutions, could result in pricing pressure, a shift in customer preferences towards the services of these companies and a reduction in our market share. In addition, in order to successfully compete, our products often need to integrate with the platforms of our competitors, who may be able to focus more on their own solutions versus ours, which may make it difficult to compete for the consumer market.

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

Our industry experiences significant intellectual property litigation and we could become involved in costly and lengthy litigation involving patents or other intellectual property rights which could adversely affect our business. We have received allegations of patent infringement from third parties, including both operating companies and non-practicing entity patent holders, as well as communications from customers requesting indemnification for allegations brought by third parties. These have resulted in ongoing patent litigation relating to our combustion and comfort products and may continue to result in new litigation. These proceedings could subject us to significant liability, harm our ability to compete, and can divert our management’s time and attention. Often, we receive offers to license patents for our use. Such offers typically relate to various technologies including electronics, the “internet of things”, “connected homes”, power systems, controls, and software, as well as, the use of certain wireless networking methods, and the design of specific products. We believe that we will be able to access any necessary rights through licensing, cross-licensing, or other mutually beneficial arrangements, although to the extent we are required but unable to enter into such arrangements on acceptable economic terms, it could adversely impact us, requiring us to take specific actions including ceasing using, selling or manufacturing certain products, services or processes or incurring significant costs and time delays to develop alternative technologies or re-design products.

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

Both of our business segments depend on third parties for the supply of certain materials and components for products we manufacture and those manufactured on our behalf, or sold through our ADI Global Distribution business, some of which are supplied by single or limited source suppliers/manufacturers. Our business, results of operations, financial condition and cash flows have been and could continue to be adversely affected by disruptions in supply from our third-party suppliers and manufacturers, whether due to work stoppages, component failures, material inflation, natural disasters, pandemics, economic, political, financial or labor concerns, weather conditions affecting products or shipments or transportation disruptions or other reasons, or if suppliers lack sufficient quality control or if there are significant changes in their financial or business condition or otherwise. For example, there is currently a global semiconductor supply shortage. While our supply chain team has been diligently working to help ensure surety of supply, we have experienced instances where our third-party suppliers and manufacturers have failed to deliver materials, products, parts and components on time and at reasonable prices, and we have had and could continue to have difficulties fulfilling our orders or stocking our distribution centers on similar terms or at all. Sales and profits could decline, and our commercial reputation could be damaged if these trends continue. Our ability to manage inventory and meet delivery requirements has been and may continue to be constrained by our suppliers’ inability to scale production and adjust delivery of long-lead-time products during times of volatile demand. Our inability to fill our supply needs would jeopardize our ability to fulfill obligations which could, in turn, result in reduced sales and profits, contract penalties or terminations, and damage to customer relationships. In addition, terminations of supply or services agreements or a change in terms or conditions of sale from one or more of our key manufacturers could negatively affect our ADI Global Distribution’s operating margins, net revenue or the level of capital required to fund operations.

RESIDEO TECHNOLOGIES, INC.

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

Our business, results of operations, financial condition, cash flows, and stock price may be adversely affected by pandemics, epidemics or other public health emergencies, such as the COVID-19 (including newly discovered variants) virus pandemic as described in this Annual Report, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. This outbreak has negatively impacted and could continue to negatively impact the global economy. While we endeavor to continue to comply with all applicable health and sanitation and legal requirements, it is possible we may fail to keep up with ever changing required health and safety protocols. We cannot ensure uninterrupted operations in geographical areas impacted by COVID-19, and similar to many employers could experience a decline in the number of available workers, which could impact productivity. Deterioration in economic conditions could reduce our sales and profitability. Any financial distress of our customers due to deterioration in economic conditions or lack of continued governmental funding and support of our customers could result in reduced sales and decreased collectability of accounts receivable which could negatively impact our results of operations. The COVID-19 outbreak has had, and could continue to have, an impact on our ability to obtain certain of the raw materials, parts and components we need to manufacture our products as our suppliers face disruptions in their businesses, and disruptions to other aspects of our business. We depend greatly on our suppliers for items that are essential to the manufacturing of our products. If our suppliers fail to meet our manufacturing needs, it could delay our production and our product shipments to customers and negatively affect our operations. While we are considered as an essential product and service provider pursuant to laws, rules and regulations in the majority of regions in which we operate, which has generally provided us with the ability to continue to operate during the COVID-19 pandemic, we may be subject to changing laws, rules and regulations, and limitations on the scope of essential businesses, which may impact our ability to operate in such regions. In addition, we have in the past and may continue in the future during the pendency of the coronavirus pandemic, been subject to government inspections of our manufacturing facilities to confirm compliance with government regulations related to employee health and safety at our sites.

To the extent the COVID-19 outbreak adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Market and economic conditions may adversely affect the economic conditions of our customers, demand for our products and services and our results of operations.

As a global provider of comfort, residential thermal, and security products, services and technologies for the home, as well as a worldwide wholesale distributor of low-voltage electronics products, as well as smart home, fire, power, audio and ProAV, networking, communications, wire and cable, enterprise connectivity, and structured wiring products, our business is affected by the performance of the global new and repair and remodel construction industry. Our markets are sensitive to changes in the regions in which we operate and are also influenced by cyclical factors such as interest rates, inflation, availability of financing, consumer spending habits and confidence, housing market changes, employment rates and other macroeconomic factors over which we have no control, and which could adversely affect our business, financial condition, results of operations and cash flows.

RESIDEO TECHNOLOGIES, INC.

Failure to achieve and maintain a high level of product and service quality could damage our reputation with customers and negatively impact our results.

Product and service quality issues could result in a negative impact on customer confidence in our Company, our products and our brand image. If our offerings do not meet applicable legal and safety standards or our customers’ expectations regarding safety or quality, or if our products are improperly designed, manufactured, packaged, or labeled, or are otherwise alleged to cause harm or injury, we may need to recall those items, experience increased warranty costs or lost sales and increased costs and be exposed to legal, financial and reputational risks including litigation and government enforcement action, as well as product liability claims. Such actions may damage our relationship with our customers which may result in a loss of market share; additionally, the financial expenses related to such events may not be covered by our insurance or may be subject to deductibles. We may not be able to obtain indemnity or reimbursement from our suppliers or other third parties for the warranty costs or liabilities associated with our products and there can be no assurance that we will have adequate reserves to cover any recalls, repair and replacement costs. A significant product recall, warranty claim, or product liability case, especially with respect to our security and life safety-related products or services, could also result in adverse publicity, damage to our reputation, and a loss of consumer confidence in our products and services. We have in the past experienced, and may in the future experience, product recalls and litigation related to our products or services, none of which have been material to date.

We may from time to time pursue acquisitions. Our business may be adversely affected if we cannot consummate acquisitions on satisfactory terms, or if we cannot effectively integrate acquired companies or assets

We have in the past and may from time to time in the future continue to pursue and consummate acquisitions of companies or assets. Our ability to consummate any future acquisitions will be partially dependent upon the availability of suitable acquisition candidates at favorable prices and upon advantageous terms and conditions. We may not be able to find suitable acquisition candidates to purchase or may be unable to acquire desired businesses or assets on economically acceptable terms or may be unable to receive necessary regulatory approvals or support.

We regularly engage in discussions with respect to potential acquisition and investment opportunities. The consummation of any particular acquisition will depend, in part, on our ability to raise the capital necessary to fund such acquisition which may not be available to us at all or on economically advantageous terms. In addition, if we consummate an acquisition, our capitalization and results of operations may change significantly. Future acquisitions could result in margin dilution and further could result in the incurrence of additional debt and contingent liabilities and an increase in interest and amortization expenses or periodic impairment charges related to goodwill and other intangible assets as well as significant charges relating to integration costs.

Acquisitions involve risks that the businesses acquired will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect. We may not be successful in effectively identifying all risks of an acquired business, integrating the acquired business, product or technology into our existing business and operations or realizing the benefits expected at acquisition. Our due diligence may fail to identify all of the liabilities or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee or customer issues. We may not be able to achieve the operational synergies or savings nor any growth targets identified in acquisition diligence. The successful integration of future acquisitions may also require substantial attention from our senior management and the management of the acquired business, which could decrease the time that they have to service, attract customers and develop new products and services or attend to other acquisition opportunities.

We may not be able to retain or expand relationships with certain significant customers.

A number of our customers contribute significantly to our net revenue and operating income. Consolidation or change of control, particularly among our OEM customers (and in certain instances, their authorized dealers), or a decision by any one or more of our customers to outsource all or most manufacturing work to a single equipment manufacturer, or partner with third parties may continue to concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on a smaller number of customers. We generally have to qualify, and are required to maintain our status, as a supplier for each of our OEM customers. A significant failure or inability to comply with customer specifications and manufacturing requirements or delays or other problems with

RESIDEO TECHNOLOGIES, INC.

existing or new products or inability to meet price requirements could result in financial penalties, cancelled orders, increased costs, loss of sales, market share shift, loss of customers or potential breaches of customer contracts, which have had and could in the future have an adverse effect on our profitability and results of operations. By virtue of certain customers’ size and the significant portion of revenue that we derive from them, they are able to exert significant influence in the negotiation of our commercial agreements and the conduct of our business with them. If we are unable to retain and expand our business with these customers on favorable terms, our business, financial condition, results of operations and cash flows will be adversely affected.

Failure to increase productivity through sustainable operational improvements, as well as an inability to successfully execute transformation programs or to effectively manage our workforce, may reduce our profitability or adversely impact our businesses.

Our profitability and margin growth are dependent upon our ability to drive sustainable improvements. In addition, we seek productivity and cost savings benefits through our ongoing transformation and other programs, such as consolidation and outsourcing of manufacturing operations or facilities, transitions to cost-competitive regions, workforce optimizations, product line rationalizations and divestitures, and other cost-saving initiatives. Risks associated with these actions include delays in execution of the planned initiatives, additional unexpected costs, asset impairments, realization of fewer than estimated productivity improvements, and adverse effects on employee morale leading to reduced production and unanticipated departures. We may not realize the full operational or financial benefits we expect and the recognition of these benefits may be delayed and these actions may potentially disrupt our operations. In addition, organizational changes, attrition, labor relations difficulties, or work stoppages could have an adverse effect on our business, reputation, financial condition, results of operations, and cash flows.

We are subject to the economic, political, health, epidemic, regulatory, foreign exchange and other risks of international operations.

Our international revenues represented approximately 28% of our net revenue for the year ended December 31, 2021. Our international geographic footprint subjects us to many risks including: exchange control regulations; wage and price controls; antitrust/competition and environmental regulations; employment regulations; foreign investment laws; monetary and fiscal policies and protectionist measures that may prohibit acquisitions or joint ventures, establish local content requirements, or impact trade volumes; import, export and other trade restrictions (such as embargoes); violations by our employees of anti-corruption laws (despite our efforts to mitigate these risks); changes in regulations regarding transactions with state-owned enterprises; nationalization of private enterprises; natural and man-made disasters, hazards and losses; backlash from foreign labor organizations related to our restructuring actions; violence, civil and labor unrest; acts of terrorism; health epidemics; and our ability to hire and maintain qualified staff and maintain the safety of our employees in these regions. Additionally, certain of the markets in which we operate have adopted increasingly strict data privacy and data protection requirements or may require local storage and processing of data or similar requirements.

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

As a result of our global presence, a portion of our net revenue are denominated in currencies other than the U.S. Dollar, whereas a significant amount of our payment obligations, including pursuant to the Reimbursement Agreement, Tax Matters Agreement, and our debt obligations are denominated in U.S. Dollars, which exposes us to foreign exchange risk. We monitor and may seek to reduce such risk through hedging activities; however, foreign

RESIDEO TECHNOLOGIES, INC.

exchange hedging activities bear a financial cost and may not always be available to us or be successful in eliminating such volatility. Finally, we generate significant amounts of cash outside of the United States that is invested with financial counterparties. While we employ comprehensive controls regarding global cash management to guard against cash or investment loss and to ensure our ability to fund our operations and commitments, a material disruption to the counterparties with whom we transact business could expose us to financial loss.

We operate in many diverse regions that require modifications to our products based on local building codes, regulations, standards, certifications and other factors, which may impact our cost to serve and profitability as we continue our penetration into these regions.

We rely on a dependable IT infrastructure and network operations that have adequate cyber-security functionality to produce and sell our products and solutions and manage our business.

The efficient operation of our business requires substantial investment in technology infrastructure systems, including enterprise resource planning (“ERP”) systems, information systems, supply chain management systems, digital commerce systems and connected solutions platforms and network operations and systems. The failure to acquire, implement, maintain and upgrade as required, these systems may impact our ability to respond effectively to changing customer expectations, manage our business, scale our solutions effectively or impact our customer service levels, which may put us at a competitive disadvantage and negatively impact our business, results of operations, financial condition and cash flows. Repeated or prolonged interruptions of service, due to problems with our systems or third- party technologies, whether or not in our control, could have a significant negative impact on our reputation and our ability to sell products and services. Our business, results of operations, financial condition and cash flows may be adversely affected if our information systems fail or do not allow us to transmit accurate information. Failure to properly or adequately address these issues, including the failure to fund upgrades and improvements to our systems, could impact our ability to perform necessary business operations, which could adversely affect our reputation, competitive position, business, results of operations, financial condition and cash flows. Our ability to keep our business operating is highly dependent on the proper and efficient operation of our data centers, networks, and data backup systems. In addition, a significant portion of our employees are and have been engaged in remote work from their homes during COVID-19; this further exposes our information technology systems to potential cyber interference and disruption of work activities based on availability and performance of Internet access in the regions in which our employees reside.

RESIDEO TECHNOLOGIES, INC.

Our information technology (“IT”) and engineering systems contain sensitive information, including personal data, trade secrets, and other proprietary information. In addition, our connected products potentially expose our business and customers to cybersecurity threats. As a result, we are subject to systems interruption and service and product failures, not only resulting from the failures of our products or services but also from the failures of third-party service providers, natural disasters, power shortages or terrorist attacks, and cyber or other security threats. There is no assurance that the comprehensive security measures we have put in place to protect our IT and engineering systems, services, and products against unauthorized access and disclosure of personal data or confidential or trade secret information will be effective in every case.

We have experienced, and expect to continue to experience, cybersecurity threats and incidents, none of which, to our knowledge, have been material to date. The potential consequences of a material cyber or other security incident such as a ransomware attack include financial loss, reputational and brand impact, negative media coverage, loss of customers, litigation with third parties, including class-action litigation, regulatory investigations or actions, theft of intellectual property, fines, diminution in the value of our investment in research, development and engineering, regulatory reporting for data breaches, and increased cyber and other security protection and remediation costs due to the increasing sophistication and proliferation of threats, which in turn could adversely affect our competitiveness, business, financial condition, results of operations, and cash flows. In addition, damages, fines and claims arising from such incidents may not be covered by, or may exceed the amount of any insurance available or may not be insurable.

Failure to increase productivity through sustainable operational improvements, as well as an inability to successfully execute transformation programs or to effectively manage our workforce, may reduce our profitability or adversely impact our businesses.

Our profitability and margin growth are dependent upon our ability to drive sustainable improvements. In addition, we seek productivity and cost savings benefits through our ongoing transformation and other programs, such as consolidation and outsourcing of manufacturing operations or facilities, transitions to cost-competitive regions, workforce optimizations, product line rationalizations and divestitures, and other cost-saving initiatives. Risks associated with these actions include delays in execution of the planned initiatives, additional unexpected costs, asset impairments, realization of fewer than estimated productivity improvements, and adverse effects on employee morale leading to reduced production and unanticipated departures. We may not realize the full operational or financial benefits we expect and the recognition of these benefits may be delayed and these actions may potentially disrupt our operations. In addition, organizational changes, attrition, labor relations difficulties, or work stoppages could have an adverse effect on our business, reputation, financial condition, results of operations, and cash flows.

We are subject to risks associated with the Reimbursement Agreement, pursuant to which we are required to make substantial cash payments to Honeywell, measured in substantial part by reference to estimates by Honeywell of certain of its liabilities.

In connection with the Spin-Off, we entered into the Reimbursement Agreement, described in Note 17. Commitments and Contingencies of Notes to Consolidated Financial Statements. In each calendar quarter, our ability to pay dividends and repurchase capital stock, or take other material corporate actions, in such calendar quarter will be restricted until any amounts payable under the Reimbursement Agreement in such quarter are paid to Honeywell and we will be required to use available restricted payment capacity under our debt agreements to make payments in respect of any such amounts. Payment of deferred amounts and certain other amounts could cause the amount we are required to pay under the Reimbursement Agreement in respect of liabilities arising in any given calendar year to exceed $140 million. All amounts payable under the Reimbursement Agreement are guaranteed by certain of our subsidiaries that act as guarantors under our principal credit agreement, subject to certain exceptions. Under the Reimbursement Agreement, we are subject to certain of the affirmative and negative covenants that are substantially similar to those presently included in our principal credit agreement. Further, pursuant to the Reimbursement Agreement, our ability to (i) amend or enter into waivers under our principal credit agreement or our indenture, (ii) enter into another credit agreement or our indenture or make amendments or waivers thereto, or (iii) enter into or amend or waive any provisions under other agreements, in each case, in a manner that would adversely affect the rights of Honeywell under the Reimbursement Agreement, may be subject to Honeywell’s prior written consent. The covenants contained in the Reimbursement Agreement and/or the consent right described in the preceding sentence may significantly limit our ability to engage in many types of significant transactions on favorable terms (or at all),

RESIDEO TECHNOLOGIES, INC.

including, but not limited to, equity and debt financings, liability management transactions, refinancing transactions, mergers, acquisitions, joint ventures, and other strategic transactions. The Reimbursement Agreement may have material adverse effects on our liquidity and cash flows and on our results of operations, regardless of whether we experience a decline in net revenue. The Reimbursement Agreement may also require us to accrue significant long-term liabilities on our consolidated balance sheet, the amounts of which will be dependent on factors outside our control, including Honeywell’s responsibility to manage and determine the outcomes of claims underlying the liabilities. This may have a significant negative impact on the calculation of key financial ratios and other metrics that are important to investors, rating agencies and securities analysts in evaluating our creditworthiness, and the value of our securities. Although we will have access to information regarding these liabilities as we may reasonably request for certain purposes, as well as the ability to participate in periodic standing meetings with Honeywell’s remediation management team responsible for management of the underlying claims, the payment obligations under the Reimbursement Agreement relate to legal proceedings, costs and remediation efforts that we will not control, and we accordingly do not expect to be able to make definitive decisions regarding settlements or other outcomes that could influence our potential related exposure.

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

The laws and regulations impacting us impose complex, stringent and costly compliance activities, including but not limited to environmental, health, and safety protection standards and permitting, labeling and other requirements regarding, among other things, electronic and wireless communications, air emissions, wastewater discharges, the use, handling, and disposal of hazardous or toxic materials, remediation of environmental contamination, data security, data protection and data privacy, consumer protection and working conditions, and benefits for and compensation of our employees. We may also be affected by future standards, laws or regulations, including those imposed in response to energy, climate change, product functionality, geopolitical, corporate social responsibility, privacy or similar concerns. We expect that the growth of our business may depend on our development of new technologies in response to legislation and regulations related to efficiency standards, safety, privacy and security, and environmental concerns. These standards, laws, or regulations may further impact our costs of operation, the sourcing of raw materials, and the manufacture and distribution of our products and place restrictions and other requirements or impediments on the products and solutions we can sell in certain geographical locations. The net revenue and margins of our business are directly impacted by government regulations, including safety, performance and product certification regulations, particularly those driven by customer demands and national approvals, as well as changes in trade agreements, tariffs, and environmental and energy efficiency standards. We may develop unexpected legal contingencies or matters that exceed, or are excluded from, insurance coverage. We are subject to and in the future may be subject to various claims, including legal claims arising in the normal course of business. Such claims may include without limitation employment and benefits claims, product recall, personal injury, network security, breaches of or other non-compliance with data security, data protection or data privacy regulations, or property damage claims resulting from the use of our products, services, or solutions, as well as exposure to hazardous materials, contract disputes, or intellectual property disputes. The actual costs of resolving legal claims may be substantially higher or lower than the level of insurance coverage we hold and/or the amounts accrued for such claims or may be excluded from coverage. In the event of unexpected future developments, it is possible that the ultimate resolutions of such matters could be unfavorable.

RESIDEO TECHNOLOGIES, INC.

Various laws and regulations apply to the collection, processing, transfer, disposal, disclosure and security of personal data and other types of regulated data. The interpretation and application of many privacy and data protection laws and regulations around the world may be inconsistent with our existing data management practices or the features of our products and services. Any such new laws or regulations, any changes to existing laws and regulations and any such interpretation may affect demand for our products and services, impact our ability to effectively transfer data across borders in support of our business operations, or increase the cost of providing our products and services. Additionally, any actual or perceived breach of such laws or regulations may subject us to claims and may lead to administrative, civil or criminal liability, as well as reputational harm. We could also be required to fundamentally change our business activities and practices, or modify our products and services, which could have an adverse effect on our business, financial condition, results of operations, and cash flows. Claims or lawsuits related to data security, data protection or data privacy initiated by governmental bodies, customers or other third parties, whether meritorious or not, could be time consuming, result in costly regulatory proceedings, litigation, penalties and fines, or require us to change our business practices, sometimes in expensive ways, or other potential liabilities. Unfavorable publicity regarding our privacy practices could injure our reputation, harm our ability to keep existing customers or attract new customers or otherwise adversely affect our business, assets, revenue, brands, and reputation.

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

We are currently subject to laws and regulations regarding labor, employment and benefits matters, including consultation requirements, and may be subject in the future to government investigations and/or claims, allegations and/or work stoppages in these areas that may have a negative effect on our business operations and/or financial results.

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

We have incurred, and may continue to incur, significant costs in connection with some or all of these matters, including in connection with the class action and related derivative lawsuits described in Note 17. Commitments and Contingencies of Notes to Consolidated Financial Statements. In addition, we are currently subject to investigations and inquiries by governmental agencies (including the SEC) relating to these matters, which may result in fines or penalties which may not be covered by insurance. We may face future governmental inquiries and investigations on these and other issues.

On July 30, 2021, the Company executed a term sheet with plaintiffs’ representatives setting forth an agreement in principle to settle the claims alleged in the class action. The total amount to be paid in settlement of the claims as set forth in the agreement in principle is $55 million. Insurance recoveries of approximately $39 million are expected to be made related to the settlement. The settlement is subject to, among other things, court review and approval and other customary conditions. The claim settlement payment and related insurance recoveries have been paid to an escrow account pending final court approval of the Securities Litigation. A motion to approve the settlement was taken under advisement by the court on January 27, 2022 and remains under review by the court.

RESIDEO TECHNOLOGIES, INC.

Our potential liabilities are subject to change over time due to new developments, and we may become subject to or be required to pay damage awards or settlements that could have an adverse effect on our business, financial condition, results of operations and cash flows. If we were required to make payments in addition to the settlement payments noted above, such payments could be significant and could exceed the amounts we have accrued with respect thereto, adversely affecting our business, financial condition, results of operations, and cash flows. While we maintain or may otherwise have access to insurance for certain risks, certain risks may be excluded and the amount of our insurance coverage may not be adequate to cover the total amount of all insured claims, legal fees, costs and liabilities and we may have to satisfy high insurance retentions. The incurrence of significant liabilities for which there is no or insufficient insurance coverage (or where there is available insurance but high retention levels) could adversely affect our liquidity and financial condition, results of operations and cash flows.

As described in Note 17. Commitments and Contingencies of Notes to Consolidated Financial Statements, we are subject to potentially material liabilities related to the investigation and cleanup of environmental hazards and to claims of personal injuries or property damages that may arise from hazardous substance releases and exposures. These liabilities arise out of our current and past operations and the operations and properties of predecessor companies (including off-site waste disposal). We are also subject to potentially material liabilities related to compliance of Resideo owned sites with the requirements of various federal, state, local, and foreign governments that regulate the discharge of materials into the environment and the generation, handling, storage, treatment, and disposal of and exposure to hazardous substances. If we are found to be in violation of these laws and regulations, we may be subject to substantial fines, criminal sanctions, trade restrictions, product recalls, public exposure and be required to install costly equipment or make operational changes to achieve compliance with such laws and regulations.

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

If the distribution made in connection with the Spin-Off were determined not to qualify for non-recognition of gain or loss under Section 355 and related provisions of the Code, then a U.S. Holder who received our common stock in the Spin-Off generally would be treated as receiving a distribution in an amount equal to the fair market value of our common stock received. In connection with the Spin-Off, we entered into the Tax Matters Agreement with Honeywell described in Note 17. Commitments and Contingencies of Notes to Consolidated Financial Statements. We presently have, and in the future may have, disputes with Honeywell regarding the allocation of tax related liabilities between us and Honeywell under the Tax Matters Agreement. While we maintain reserves for potential liabilities arising under the Tax Matters Agreement, to the extent we are obligated to indemnify Honeywell for tax related liabilities in respect of matters that are not reserved or in excess of reserved amounts, including upon resolution of any dispute with Honeywell, such payments could have a material adverse effect on our business, financial condition and cash flows.

RESIDEO TECHNOLOGIES, INC.

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

The agreements that we entered into with Honeywell in connection with the Spin-Off may impose significant restrictions on us and our subsidiaries and limit our ability to engage in actions that may be in our long-term best interests. As described in more detail in Note 17. Commitments and Contingencies of Notes to Consolidated Financial Statements, the Reimbursement Agreement imposes material restrictions on our business and operations, including limitations or impediments on our ability to separate or otherwise divest businesses and modify or waive the terms of certain agreements in a manner that would adversely affect the rights of Honeywell under the Reimbursement Agreement. In addition, the Trademark Agreement is terminable by Honeywell under certain circumstances, including if we fail to comply with all material obligations, including the payment obligations, set forth in the Reimbursement Agreement. The Trademark Agreement also automatically terminates upon the occurrence of a change of control of Resideo that is not approved by Honeywell, and automatically terminates as to any subsidiary of Resideo upon it ceasing to be a wholly owned subsidiary of Resideo. Any termination of the Trademark Agreement could have a material adverse effect on our business, financial condition, cash flows, and reputation. In addition, the provisions of the Trademark Agreement in respect of a change of control of Resideo or the sale of any interests in any subsidiary of Resideo may impact our ability to enter into transactions that are otherwise in the best interests of our stockholders.

We and Honeywell also have had and may in the future have disputes under the agreements and related exhibits entered into in connection with the Spin-Off. In addition, because of their former positions with Honeywell, certain of our executive officers and directors, including the chairman of the Board, own equity interests in Honeywell. Continuing ownership of Honeywell shares and equity awards could appear to create potential conflicts of interest if our Company and Honeywell face decisions that could have implications for both our Company and Honeywell.

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

RESIDEO TECHNOLOGIES, INC.

Notwithstanding that we completed a follow-on equity offering and a refinance of our debt obligations, we may require additional capital in the future to finance our growth and development, upgrade and improve our manufacturing capabilities, implement further marketing and sales activities, fund ongoing research and development activities, satisfy regulatory and environmental compliance obligations and national approvals requirements, satisfy obligations under the Reimbursement Agreement, fund acquisitions and meet general working capital needs. If our access to capital were to become constrained significantly, or if costs of capital increased significantly, due to lowered credit ratings, increased interest rates, prevailing business conditions, financial leverage, the volatility of the capital markets, decreased investor interest or other factors, our business, financial condition, results of operations and cash flows could be adversely affected and our ability to fund future development and acquisition activities could be impacted.

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

A stockholder’s percentage ownership in our Company may be diluted in the future because of common stock-based equity awards that we have granted and expect to grant in the future in accordance with our 2018 Stock Incentive Plan for the benefit of certain employees and other service providers, as well as our equity plan for our non-employee directors. In addition, we may issue additional equity as necessary to finance our ongoing operations and future acquisitions.

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

General Risk Factors

RESIDEO TECHNOLOGIES, INC.

We depend on the recruitment and retention of qualified personnel, and our failure to attract and retain such personnel could adversely affect our business, financial condition, results of operations, and cash flows.

Due to the complex nature of our business, our future performance is highly dependent upon the continued services of our employees and management who have significant industry expertise, including our engineering and design personnel and trained sales force. Our performance is also dependent on the development of additional personnel and the hiring of new qualified engineering, design, manufacturing, marketing, sales and management personnel for our operations. Competition for qualified personnel in our markets is intense, many locations in which we operate have seen increases in employee resignations, competition for talent, and increases in wages, and we may not be successful in attracting or retaining qualified personnel. The loss of key employees, our inability to attract new qualified employees or adequately train employees, or the delay in hiring key personnel could negatively affect our business, financial condition, results of operations and cash flows.

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

RESIDEO TECHNOLOGIES, INC.

If our goodwill, other intangible assets and long-lived assets become impaired, we may be required to record a significant charge to earnings.

We test, at least annually, the carrying value of goodwill for impairment, as discussed in Note 2. Summary of Significant Accounting Policies of Notes to the Consolidated Financial Statements included in this Annual Report. We review other intangible assets and long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. If the assumptions used in our analysis are not realized or if there was an adverse change in facts and circumstances, it is possible that an impairment charge may need to be recorded in the future. If the fair value of the Company’s reporting units falls below its carrying amount because of reduced operating performance, market declines, changes in the discount rate, or other conditions, charges for impairment may be necessary. Any such charges may have a material negative impact on our results of operations. There were no impairment charges taken during the years ended December 31, 2021, 2020 and 2019.

We may be required to make significant cash contributions to our defined benefit pension plans.

We sponsor defined benefit pension plans under which certain eligible Company employees will earn pension benefits. We have plans in several countries including the U.S., the terms of which require that such qualified defined benefit pension plans maintain certain capitalization levels. Changes in discount rates and actual asset returns different than our anticipated asset returns can result in significant non-cash actuarial gains or losses. With regard to cash pension contributions, funding requirements for our pension plans are largely dependent upon interest rates, actual investment returns on pension assets and the impact of legislative or regulatory changes related to pension funding obligations. Our pension plan contributions may be material and could adversely impact our financial condition, cash flow, and results of operations. We may need to make pension plan contributions in future periods sufficient to satisfy funding requirements.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in Scottsdale, Arizona.

The Products & Solutions segment owns or leases 16 manufacturing sites and 5 warehouses. ADI Global Distribution owns or leases 188 stocking locations and 2 warehouses. Corporate leases 3 sites. There are also 49 other sites owned or leased, including offices shared by the segments and engineering, and lab sites used by the Products & Solutions segment. The following table shows the regional distribution of these sites:

	Americas	Asia Pacific	EMEA	India
Sites	154	7	89	13

We also sublease 1 lab site and 3 other sites that include office and engineering space from Honeywell. 30 warehouses are operated by third parties. In addition, Honeywell leases or subleases 2 manufacturing sites and 4 other sites, with office and warehouse space, from us.

We believe our properties are adequate and suitable for our business as presently conducted and are adequately maintained.

RESIDEO TECHNOLOGIES, INC.

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

For further information on our legal proceedings see Note 17. Commitments and Contingencies of Notes to Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not applicable.

RESIDEO TECHNOLOGIES, INC.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “REZI”. On February 14, 2022, there were 36,479 holders of record of our common stock and the closing price of our common stock on the New York Stock Exchange was $24.37 per share. As of February 14, 2022, 145,018,673 shares of our Common Stock and 0 shares of our preferred stock were outstanding.

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

Stock Performance

The following graph shows a comparison through December 31, 2021 of the cumulative total returns for (i) our common stock, (ii) the S&P MidCap 400 Total Return Index and (iii) the S&P 400 Industrials assuming an initial investment of $100 on the Spin-Off date and reinvestment of all dividends. The returns in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

Item 6. [RESERVED]

RESIDEO TECHNOLOGIES, INC.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(In millions, except per share amounts)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help you understand the results of operations and financial condition of Resideo Technologies, Inc. and its consolidated subsidiaries (“Resideo” or “the Company”, “we”, “us” or “our”) for the three years ended December 31, 2021 and should be read in conjunction with the Consolidated Financial Statements and the notes thereto contained elsewhere in this Form 10-K.

Overview and Business Trends

We are a leading global manufacturer and distributor of technology driven products and solutions that help homeowners and businesses stay connected and in control of their comfort, security and energy use. We are a leader in the home heating, ventilation and air conditioning controls and security markets. We have a global footprint serving commercial and residential end-markets. We manage our business operations through two operating segments, Products & Solutions and ADI Global Distribution. Our Products & Solutions segment offerings include temperature and humidity control, thermal and combustion solutions, water and air solutions, as well as security panels, sensors, peripherals, wire and cable, communications devices, video cameras, awareness solutions, cloud infrastructure, installation and maintenance tools and related software. Our ADI Global Distribution business is the leading wholesale distributor of low-voltage security products including intrusion, access control and video products and participates significantly in the broader related markets of smart home, fire, power, audio, ProAV, networking, communications, wire and cable, and data communications. The Products & Solutions segment, consistent with our industry, has a higher gross and operating profit margin profile in comparison to the ADI Global Distribution segment.

Our financial performance is influenced by several macro factors such as repair and remodeling activity, residential and non-residential construction, employment rates, and overall macro environment. The global outbreak of a novel coronavirus disease (“COVID-19”) in 2020 created economic disruption, and we experienced constrained supply and slowed customer demand, as well as temporary closures of several of our ADI Global Distribution branches, that adversely impacted business, results of operations, and overall financial performance. Although there remains uncertainty as to the continuing implications of COVID-19, customer demand improved throughout 2021 and ongoing cost actions and transformation efforts contributed to the Company’s operations and overall financial performance. However, we are experiencing global shortages in key materials and components in certain instances impacting our ability to supply certain products as well as labor shortages, materials price inflation, and increased freight costs.

During 2021, the Products & Solutions segment revenue increased 16% compared to 2020, driven by strong growth across all business segments as well as sales price increases. Operating profit increased 33% compared to 2020 and was positively impacted by higher revenue, a decrease in restructuring related expenses, favorable changes in sales mix, lower charges related to obsolete and surplus inventory, transformation program cost savings, and other cost reduction efforts totaling $324 million. These impacts were partially offset by increased material costs, increased freight costs, increased labor incentives expense, investments to support research and development, as well as labor inflation totaling $190 million.

Our ADI Global Distribution business revenue increased 15% compared to 2020. Throughout 2021, the business continued its strong performance, achieving solid growth in the U.S. and Canada, including the impact from the 2020 Herman ProAV acquisition and 2021 acquisitions of Norfolk Wire & Electronics and Shoreview Distribution; as well as in EMEA, and through the expansion of key product lines. ADI Global Distribution accelerated the adoption of digital tools, which is reflected in strong e-commerce growth. Operating profit grew 38% compared to 2020, driven by sales volume, favorable sales mix, pricing, and productivity totaling $108 million, partially offset by commercial investments, and other cost inflation of $34 million.

Current Period Highlights

Net revenue increased $775 million, or 15% in 2021 compared to 2020, primarily due to volume and sales price increases. Gross profit increased 19% compared to 2020. Gross profit as a percent of net revenue increased to 27% in 2021 compared to 26% in 2020. The primary items driving the increase in gross profit percentage were an approximately 200 basis point (“bps”) benefit from sales price increases and sales mix and an approximately 100 bps

RESIDEO TECHNOLOGIES, INC.

benefit resulting from higher revenue volume. These benefits were partially offset by an approximately 100 bps impact from increased freight costs and an approximately 100 bps impact from increased material costs.

Research and development expense for 2021 was $86 million, an increase of $9 million, or 12% from $77 million for 2020. The increase was driven by investments to support new product launches, labor inflation and other items totaling $17 million. These increases were partially offset by transformation program cost savings, lower restructuring related expenses, and other cost reductions totaling $8 million.

Selling, general and administrative expenses for the year ended December 31, 2021 was $916 million, a decrease of $9 million or 1% from $925 million for the year ended December 31, 2020. The decrease was driven by lower Spin-Off and restructuring related expenses, transformation program cost savings, and other cost reductions totaling $140 million. These decreases were partially offset by commercial investments, the pending securities class action litigation settlement net of insurance recoveries, increased labor incentives expense, foreign currency translation, impairment charges resulting from the relocation of our Austin, Texas corporate headquarters location to a lower cost site, increased stock-based compensation expense, and labor inflation and other items totaling $131 million.

Net income for 2021 was $242 million compared to $37 million for 2020, an increase of 554% year over year.

We ended 2021 with $779 million in cash and cash equivalents. Net cash provided by operating activities was $315 million for the year. At December 31, 2021, accounts receivable were $876 million, inventories were $740 million, accounts payable were $883 million, and there were no borrowings under our revolving credit facility.

Recent Developments

Amended and Restated Credit Facilities and Senior Notes

On February 12, 2021, we entered into an Amendment and Restatement Agreement (the “A&R Credit Agreement”). The A&R Credit Agreement provides for (i) a seven-year senior secured term B loan facility in an aggregate principal amount of $950 million (the “A&R Term B Facility”) and (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of $500 million (the “A&R Revolving Credit Facility” and, together with the Term Loan Facilities, the “A&R Senior Credit Facilities”).

On February 16, 2021, we redeemed $140 million in principal amount of the Senior Notes at a redemption price of 106.125% of par plus accrued interest.

On August 26, 2021, we redeemed the remaining $260 million in principal amount of the Senior Notes due 2026 at a redemption price of 105.594% of par plus accrued interest and we issued $300 million in principal amount 4% senior unsecured notes due in 2029.

As a result of the Senior Notes redemption and the execution of the A&R Credit Agreement, debt extinguishment costs of $41 million were incurred in the year ended December 31, 2021 and recorded in Other expense, net.

COVID-19 Pandemic

The World Health Organization (“WHO”) declared COVID-19 a pandemic in March 2020. The broader implications of COVID-19 on our results of operations and overall financial performance remain uncertain, as viruses constantly change through mutation, with new variants of the COVID virus occurring and expected to continue over time. As new information emerges it may have an impact on potential restrictions globally in areas including travel, freight, shipping and commercial operations. As there remains uncertainty around the impacts of the COVID-19 pandemic, we address and evaluate the impacts frequently. See “Item 1A. Risk Factors” of this Form 10-K for further discussion of the possible impact of the COVID-19 pandemic on our business.

RESIDEO TECHNOLOGIES, INC.

U.S. and international government responses to the COVID-19 outbreak have included “shelter in place,” “stay at home” and similar types of orders. In the United States, Canada and certain other countries globally, these orders exempted certain products and services needed to maintain continuity of operations of critical infrastructure sectors as determined by the federal government. If additional lockdown orders are put in place or if any of the applicable exemptions are curtailed or revoked in the future, that could adversely impact our business, operating results, and financial condition. Furthermore, to the extent these exemptions do not extend to our key suppliers and customers, this could also adversely impact our business, operating results, and financial condition. Finally, we are incurring increased costs associated with other employee safety measures.

Our visibility toward future performance is more limited than is typical due to the uncertainty surrounding the duration and ultimate impact of COVID-19 and its variants, and the mitigation measures that are implemented by governmental authorities. We also expect business conditions to remain challenging, with global shortages in key materials and components, in certain instances impacting our ability to supply certain products, as well as labor shortages, materials price inflation, and increased freight costs. In response to these challenges, we will continue to focus on those factors that we can control: closely managing and controlling our expenses; aligning our production schedules with demand in a proactive manner as there are changes in market conditions to minimize our cash operating costs; and pursuing further improvements in the productivity and effectiveness of our manufacturing, selling and administrative activities.

Basis of Presentation

Our financial statements are presented on a consolidated basis (collectively, the “Consolidated Financial Statements”). The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Reclassification

The prior year Consolidated Statements of Operations were reclassified to present Research and development expenses as a separate line item within the statements. Research and development expenses were formerly included within Selling, general and administrative expenses.

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

ADI Global Distribution: We generate revenue through the distribution of low-voltage electronic and security products, as well as smart home, fire, power, audio and ProAV, networking, communications, wire and cable, and data communications that are delivered through a comprehensive network of professional contractors, distributors and OEMs, as well as major retailers and online merchants. In addition to our own security products, ADI Global Distribution distributes products from industry-leading manufacturers and carries a line of private label products. We sell these products to contractors that service non-residential and residential end-users. 14% of ADI Global Distribution’s net revenue is supplied by our Products & Solutions Segment. Management estimates that in 2021 approximately two-thirds of ADI Global Distribution’s net revenue was attributed to non-residential end markets and one-third to residential end markets.

RESIDEO TECHNOLOGIES, INC.

Cost of Goods Sold

Products & Solutions: Cost of goods sold includes costs associated with raw materials, assembly, shipping and handling of those products, costs of personnel-related expenses, equipment associated with manufacturing support, logistics and quality assurance, non-research and development engineering costs, and costs of certain intangible assets.

ADI Global Distribution: Cost of goods sold consists primarily of inventory-related costs and includes labor and personnel-related expenses.

Research and Development Expense

Research and development expense includes expenses related to development of new products as well as enhancements and improvements to existing products that substantially change the product. These expenses are primarily related to employee compensation and consulting fees.

Selling, General and Administrative Expense

Selling, general and administrative expense includes trademark royalty expenses, sales incentives and commissions, professional fees, legal fees, promotional and advertising expenses, personnel-related expenses, including stock compensation expense and pension benefits.

Other Expense, Net

Other expense, net consists primarily of Reimbursement Agreement expenses. For further information see Note 17. Commitments and Contingencies of Notes to Consolidated Financial Statements for discussion of the Reimbursement Agreement. Other expense, net also includes debt extinguishment costs incurred as a result of the redemption of our Senior Notes due 2026 and the execution of the A&R Credit Agreement as well as foreign exchange gains and losses and other non-operating related expenses or income.

Interest Expense

Interest expense consists of interest on our short and long-term obligations, including our senior notes, term credit facilities, and revolving credit facilities, and any realized gains or losses from our interest rate swaps. Interest expense on our obligations includes contractual interest, amortization of the debt discount and amortization of deferred financing costs.

Tax Expense

Provision for income taxes includes both domestic and foreign income taxes at the applicable statutory tax rates adjusted for U.S. taxation of foreign earnings, non-deductible expenses and other permanent differences.

RESIDEO TECHNOLOGIES, INC.

Results of Operations

The following table sets forth our Consolidated Statements of Operations for the periods presented:

Consolidated Statements of Operations

(In millions except share and per share data)

	Years Ended December 31,
	2021	2020	2019
Net revenue	$5,846	$5,071	$4,988
Cost of goods sold	4,285	3,758	3,711
Gross profit	1,561	1,313	1,277
Research and development expenses	86	77	87
Selling, general and administrative expenses	916	925	932
Operating profit	559	311	258
Other expense, net	158	147	118
Interest expense	48	63	69
Income before taxes	353	101	71
Tax expense	111	64	35
Net income	$242	$37	$36
Weighted Average Number of Common Shares Outstanding (in thousands)
Basic	144,036	125,348	122,722
Diluted	148,448	126,324	123,238
Earnings Per Share
Basic	$1.68	$0.30	$0.29
Diluted	$1.63	$0.29	$0.29

A detailed discussion of the prior year 2020 to 2019 year-over-year changes are not included herein and can be found in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the 2020 Annual Report on Form 10-K filed February 25, 2021.

The following discussions of year-over-year changes represent 2021 compared to 2020.

Net Revenue

	Years Ended December 31,
	2021	2020
Net revenue	$5,846	$5,071
% change compared with prior period	15%	2%

Net revenue for the year ended December 31, 2021 was $5,846 million, an increase of $775 million, or 15% from the year ended December 31, 2020, which was negatively impacted by the emergence of COVID-19. The increase is mainly due to volume and sales price increases.

A discussion of net revenue by segment can be found in the Review of Business Segments section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cost of Goods Sold

	Years Ended December 31,
	2021	2020
Cost of goods sold	$4,285	$3,758
% change compared with prior period	14%	1%
Gross profit percentage	27%	26%

RESIDEO TECHNOLOGIES, INC.

Cost of goods sold for the year ended December 31, 2021 was $4,285 million, an increase of $527 million, or 14%, from $3,758 million for the year ended December 31, 2020. This increase in cost of goods sold was driven by higher revenue volumes, increased material costs, increased freight costs, foreign currency translation, and labor inflation totaling $650 million. These increased costs were partially offset by favorable changes in sales mix, lower charges related to obsolete and surplus inventory, decreased restructuring related costs, transformation programs cost savings, and other cost savings totaling $123 million.

Gross profit percentage was 27% for the year ended December 31, 2021, compared to 26% for the year ended December 31, 2020. The primary items driving the increase in gross profit percentage were an approximately 200 bps benefit from sales price increases and sales mix and an approximately 100 bps benefit resulting from higher revenue volume. These benefits were partially offset by an approximately 100 bps unfavorable impact from increased freight costs and an approximately 100 bps unfavorable impact from increased material costs.

Research and Development Expense

	Years Ended December 31,
	2021	2020
Research and development expenses	$86	$77
% of revenue	1%	2%

Research and development expense for the year ended December 31, 2021 was $86 million, an increase of $9 million, or 12%, from $77 million for the year ended December 31, 2020. The increase was driven by investments to support new product launches, labor inflation and other items totaling $17 million. These increases were partially offset by transformation program cost savings, lower restructuring related expenses, and other costs reductions totaling $8 million.

Selling, General and Administrative Expense

	Years Ended December 31,
	2021	2020
Selling, general and administrative expense	$916	$925
% of revenue	16%	18%

Selling, general and administrative expense for the year ended December 31, 2021 was $916 million, a decrease of $9 million, or 1%, from $925 million for the year ended December 31, 2020. The decrease was driven by lower Spin-Off and restructuring related expenses, transformation program cost savings, and other cost reductions totaling $140 million. These decreases were partially offset by commercial investments, the pending securities class action litigation settlement net of insurance recoveries, increased labor incentives expense, foreign currency translation, impairment charges resulting from the relocation of our Austin, Texas corporate headquarters location to a lower cost site, increased stock-based compensation expense, and labor inflation and other items totaling $131 million.

Other Expense, Net

	Years Ended December 31,
	2021	2020
Other expense, net	$158	$147

RESIDEO TECHNOLOGIES, INC.

Other expense, net for the year ended December 31, 2021 was $158 million, an increase of $11 million, or 7%, from $147 million for the year ended December 31, 2020. Other expense, net increased $41 million from debt extinguishment costs incurred as a result of the redemption of our Senior Notes due 2026 and the execution of the A&R Credit Agreement and $2 million in other non-operating expense, partially offset by an $11 million decrease in non-operating pension related expense, a $9 million reduction in the accruals related to the Tax Matters Agreement, an $8 million gain in sales of businesses, and $4 million of favorable foreign exchange impact.

Tax Expense

	Years Ended December 31,
	2021	2020
Tax expense	$111	$64
Effective tax rate	31%	64%

Our effective income tax rate is impacted by the mix of earnings across jurisdictions in which we operate, by U.S. taxation of foreign earnings, and by non-deductible expenses. Indemnification costs paid under the Reimbursement Agreement are generally non-deductible expenses for U.S. federal income tax purposes.

Income tax expense of $111 million in 2021 includes $1 million of discrete tax expense. Excluding discrete tax expense of $1 million, the overall effective tax rate was 30%.

Income tax expense increased in fiscal 2021 primarily due to an increase in pre-tax earnings. The decrease in the overall effective tax rate for 2021 is primarily driven by the effect higher earnings, compared with the prior year, have on the tax rate impact of non-deductible indemnification costs.

Review of Business Segments

Products & Solutions

	2021	2020	% Change
Total revenue	$2,841	$2,488
Less: Intersegment revenue	373	367
External revenue	2,468	2,121	16%
Operating profit	$541	$407	33%
Operating profit percentage	22%	19%

Products & Solutions revenue increased 16% mainly due to increased volume driven by strong growth across all business lines as well as sales price increases. Operating profit increased from $407 million to $541 million or 33%. Operating profit increased 33% and was positively impacted by higher revenue, a decrease in restructuring related expenses, favorable changes in sales mix, lower charges related to obsolete and surplus inventory, transformation program cost savings, and other cost reduction efforts totaling $324 million. These impacts were partially offset by increased material costs, increased freight costs, increased labor incentives expense, investments to support research and development, as well as labor inflation totaling $190 million.

ADI Global Distribution

	2021	2020	% Change
External revenue	$3,378	$2,950	15%
Operating profit	$268	$194	38%
Operating profit percentage	8%	7%

ADI Global Distribution revenue increased 15%, highlighted by strong growth in the U.S. and Canada, as well as EMEA. Operating profit increased 38% and was favorably impacted by favorable changes in sales mix, higher revenue, and other expense productivity totaling $108 million. These positive impacts were partially offset by commercial investments, increased freight costs, and increased labor incentives expense, as well as labor inflation totaling $34 million.

RESIDEO TECHNOLOGIES, INC.

Corporate

	2021	2020	% Change
Corporate costs	$250	$290	14%

Corporate costs for 2021 were $250 million, a decrease of $40 million, or 14%, from $290 million in 2020.The decrease was driven by lower Spin-Off and restructuring related expenses, transformation programs cost savings, and other cost reductions totaling $95 million. These decreases were partially offset by the pending securities class action litigation settlement net of insurance recoveries, increased consulting expense, impairment charges resulting from the relocation of our Austin, Texas corporate headquarters location to a lower cost site, increased labor incentives expense, increased stock-based compensation expense, foreign currency translation, and labor inflation totaling $55 million.

Capital Resources and Liquidity

Our liquidity is primarily dependent on our ability to continue to generate positive cash flows from operations, supplemented by external sources of capital as needed. Additional liquidity may also be provided through access to the financial capital markets and a committed global credit facility. The following is a summary of our liquidity position:

•
As of December 31, 2021, total cash and cash equivalents were $779 million, of which 25% were held by foreign subsidiaries. At December 31, 2021, there were no borrowings and no letters of credit issued under our $500 million Revolving Credit Facility.
•
Historically, we have delivered positive cash flows from operations. Operating cash flows from continuing operations were $315 million, $244 million and $23 million for the three years ended December 31, 2021, 2020 and 2019, respectively.

Liquidity

Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects, potential acquisitions of companies or technologies and the expansion of our sales and marketing activities. While we may elect to seek additional funding at any time, we believe our existing cash, cash equivalents and availability under our credit facilities are sufficient to meet our capital requirements through at least the next 12 months and the longer term. We may enter into acquisitions or strategic arrangements in the future which also could require us to seek additional equity or debt financing.

On February 6, 2022, we entered into an Equity Purchase Agreement to acquire First Alert, Inc. a leading provider of home safety products, for $593 million. The acquisition is subject to customary closing conditions, including regulatory approvals, and is anticipated to be completed in our first quarter of 2022. We intend to fund this acquisition with a combination of cash on hand, and incremental borrowings under our term loan facility. For additional information see Note 23. Subsequent Events of Notes to Consolidated Financial Statements.

Credit Agreement

On February 12, 2021, we entered into an Amendment and Restatement Agreement with JP Morgan Chase Bank N.A. as administrative agent (the “A&R Credit Agreement”). This agreement effectively replaced our previous senior secured credit facilities.

See Note 18. Long-Term Debt of Notes to Consolidated Financial Statements for further discussion.

Senior Notes due 2029

On August 26, 2021, we issued $300 million in principal amount 4% senior unsecured notes due in 2029 (the “Senior Notes due 2029”). The Senior Notes due 2029 are senior unsecured obligations of Resideo guaranteed by Resideo’s existing and future domestic subsidiaries and rank equally with all of Resideo’s senior unsecured debt and senior to all of Resideo’s subordinated debt.

RESIDEO TECHNOLOGIES, INC.

See Note 18. Long-Term Debt of Notes to Consolidated Financial Statements for further discussion.

Reimbursement Agreement

In connection with the Spin-Off, we entered into the Reimbursement Agreement, pursuant to which we have an obligation to make cash payments to Honeywell in amounts equal to 90% of payments for certain Honeywell environmental-liability payments, which include amounts billed, less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales. The amount payable by us in respect of such liabilities arising in any given year is subject to a cap of $140 million. During 2020 and 2021, we entered into amendments with Honeywell. See Note 17. Commitments and Contingencies of Notes to Consolidated Financial Statements of this Form 10-K for a further discussion of the Reimbursement Agreement and amendments. The amount paid during the year ended December 31, 2021 was $140 million.

See Note 17. Commitments and Contingencies of Notes to Consolidated Financial Statements for further discussion.

Cash Flow Summary for the Years Ended December 31, 2021, 2020 and 2019

Our cash flows from operating, investing and financing activities for the years ended December 31, 2021, 2020 and 2019, as reflected in the audited Consolidated Financial Statements are summarized as follows:

	Years Ended December 31,
	2021	2020	2019
Cash provided by (used for):
Operating activities	$315	$244	$23
Investing activities	(65)	(103)	(112)
Financing activities	20	253	(53)
Effect of exchange rate changes on cash	(8)	1	(1)
Net increase (decrease) in cash and cash equivalents	$262	$395	$(143)

2021 compared with 2020

Cash provided by operating activities for 2021 increased by $71 million, due to higher earnings, offset by an increase in working capital balances as accounts receivable balances were higher due to strong revenue growth, inventories were higher due to higher costs and volumes required to support higher revenues, and lower accounts payable attributable to managing vendor supply chain issues and the timing of certain vendor payments.

Cash used for investing activities for 2021 decreased by $38 million, primarily due to a 2021 decrease of $24 million cash paid for acquisitions compared to 2020, a $7 million decrease in capital expenditures, and a $7 million decrease in other investing activities.

Cash provided by financing activities for 2021 decreased by $233 million. The decrease was primarily due to $279 million of net proceeds from the issuance of common stock received in 2020, partially offset by $31 million of net proceeds resulting from the A&R Credit Agreement and redemption of the Senior Notes due 2026, $14 million of decreased debt repayments, and $1 million of other financing activities.

Contractual Obligations and Probable Liability Payments

Our material cash requirements include the following contractual obligations.

Long-term debt and interest payments

As of December 31, 2021, remaining maturities on our notes and term loan were $1,230 million, with $10 million payable within 12 months. See Note 18. Long-term Debt and Credit Agreement to Notes to Consolidated

RESIDEO TECHNOLOGIES, INC.

Financial Statements for more information about our debt and the timing of expected future principal and interest payments.

Reimbursement Agreement Payments

In connection with the Spin-Off, we entered into the Reimbursement Agreement with Honeywell. As of December 31, 2021, $597 million was deemed probable and reasonably estimable, however, it is possible we could pay $140 million per year (exclusive of any late payment fees up to 5% per annum) until the earlier of: (1) December 31, 2043; or (2) December 31 of the third consecutive year during which the annual reimbursement obligation (including in respect of deferred payment amounts) has been less than $25 million. For further discussion on the Reimbursement Agreement refer to Note 17. Commitments and Contingencies of Notes to Consolidated Financial Statements.

Environmental Liability Payments

We make environmental liability payments for sites which we own and are directly responsible for. As of December 31, 2021, $22 million was deemed probable and reasonably estimable.

Operating Leases

We have operating lease arrangements for the majority of our manufacturing sites, offices, engineering and lab sites, stocking locations, warehouses, automobiles, and certain equipment. As of December 31, 2021, we had operating lease payment obligations of $179 million, with $39 million payable within 12 months.

Purchase obligations

We enter into purchase obligations with various vendors in the normal course of business. As of December 31, 2021, we had purchase obligations of $103 million, with $34 million payable within 12 months.

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

Critical Accounting Policies

The preparation of our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. We consider the accounting policies discussed below to be critical to the understanding of our Consolidated Financial Statements. Actual results could differ from our estimates and assumptions, and any such differences could be material to our Consolidated Financial Statements. As there remains uncertainty around the impacts of the COVID-19 pandemic, we intend to address and evaluate the impacts frequently. See Note 2. Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements of this Form 10-K for a discussion of the accounting policies.

Revenue — Product and service revenues are recognized when we transfer control of the promised products or services to the customer, in an amount we expect to receive in exchange for transferring goods or providing services. Each distinct performance obligation within a contract is identified, and a contract’s transaction price is then allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

RESIDEO TECHNOLOGIES, INC.

In the sale of products, the terms of a contract or the historical business practice can give rise to variable consideration due to, but not limited to, discounts, rebates, and the right of return. We estimate variable consideration at the most likely amount that will be received from customers and reduces revenues recognized accordingly. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us.

Reimbursement Agreement — In connection with the Spin-Off, we entered into the Reimbursement Agreement further described in the Capital Resources and Liquidity section.

Through the Reimbursement Agreement, we are subject to a number of environmental claims, remediation and potential, hazardous exposure or toxic tort claims. We continually assess the likelihood of any adverse judgments or outcomes related to the Reimbursement Agreement, as well as potential amounts or ranges of probable losses, and recognize a liability, if any, for these contingencies based on a thorough analysis of each matter with the assistance of outside legal counsel and Honeywell, and, if applicable, other experts. Such analysis includes making judgments concerning matters such as the costs associated with environmental matters, the outcome of negotiations, the number and cost of pending and future claims related to the sites covered by the Reimbursement Agreement, and the impact of evidentiary requirements. Because most contingencies are resolved over long periods of time, we do not currently possess sufficient information to reasonably estimate the amounts of the Reimbursement Agreement liabilities to be recorded upon future completion of studies, litigations or settlements, and neither the timing nor the amount of the ultimate costs associated with environmental matters can be determined. Expenses related to the indemnification are presented within Other expense, net in the Consolidated Statements of Operations. See Note 17. Commitments and Contingencies of Notes to Consolidated Financial Statements for a discussion of management’s judgment applied in the recognition and measurement of our environmental liabilities.

Goodwill — We perform goodwill impairment testing annually on the first day of the fourth quarter of each year or more frequently if indicators of potential impairment exist. The goodwill impairment test is performed at the reporting unit level. We have two reporting units, Products & Solutions and ADI Global Distribution. In determining if goodwill is impaired, we compare the fair value of a reporting unit with its’ carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value provided the loss recognized does not exceed the total amount of goodwill allocated to that reporting unit. As of December 31, 2021, the Products & Solutions and ADI Global Distribution reporting units had estimated fair values in excess of carrying value of at least 90% and 20%, respectively, and we concluded that our goodwill was not impaired as of the 2021 annual impairment test.

For the 2021 annual impairment test, we determined the fair value of each reporting unit using a weighting of fair values derived from the income approach and the market approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management’s estimates of operating results, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business’s ability to execute on the projected cash flows. The terminal value is estimated using a constant growth method which requires an assumption about the expected long-term growth rate. The estimates are based on historical data and experience, industry projections, economic conditions, and management’s expectations. Under the market approach, we estimate the fair value based on market multiples of cash flow and earnings derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit and considering a reasonable control premium. The weight assigned to the multiples requires judgement in qualitatively and quantitatively evaluating the size, profitability, and the nature of the business activities of the reporting units as compared to the comparable publicly traded companies. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates.

We believe the estimates and assumptions used in the calculations are reasonable. In addition, the extent to which COVID-19 may adversely impact our business depends on future developments, which are uncertain and unpredictable, depending upon the severity and duration of the outbreak, and the effectiveness of actions taken globally to contain or mitigate its effects. Any resulting financial impact cannot be reasonably estimated at this time

RESIDEO TECHNOLOGIES, INC.

but may adversely affect our business and financial results. It is possible that into 2022, macroeconomic conditions may have unexpected impacts on our business. If there was an adverse change in facts and circumstances, then an impairment charge may be necessary in the future. Should the fair value of the Company’s reporting units fall below its carrying amount because of reduced operating performance, market declines, changes in the discount rate, or other conditions, charges for impairment may be necessary. The Company monitors its reporting units to determine if there is an indicator of potential impairment.

Income Taxes — We utilize the asset and liability approach in accounting for income taxes. We recognize income taxes in each of the jurisdictions in which we have a presence. For each jurisdiction, we estimate the actual amount of income taxes currently payable or receivable, as well as deferred tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Future tax benefits of net operating loss and credit carryforwards are also recognized as deferred tax assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which they are expected to be realized. We evaluate the recoverability of our deferred tax assets each quarter by assessing the likelihood of future profitability and available tax planning strategies that could be implemented to realize our net deferred tax assets.

At December 31, 2021, we recorded net deferred tax assets of $57 million. The assets included $49 million for the value of net operating loss and credit carryforwards. A valuation allowance of $63 million was recorded to reduce the tax assets to the net value management believed was more likely than not to be realized. In the event our operating performance deteriorates, future assessments could conclude that a larger valuation allowance will be needed to further reduce deferred tax assets.

In addition, we operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We accrue for the estimated additional tax and interest that may result from tax authorities disputing uncertain tax positions. We believe we made adequate provisions for income taxes for all years that are subject to audit based upon the latest information available. The Company maintains a reserve for uncertain tax benefits that are currently unresolved and routinely monitors the potential impact of such situations. The liability for unrecognized tax benefits, accrued interest and penalties was $16 million as of December 31, 2021.

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

A 25 basis point increase in the discount rate would result in a decrease of approximately $3 million to the net periodic benefit cost for 2021, while a 25 basis point decrease in the discount rate would result in an increase of approximately $3 million. The resulting impact on the pension benefit obligation would be a decrease of $20 million and an increase of $22 million, respectively.

Other Matters

Litigation, Environmental Matters and the Reimbursement Agreement

See Note 17. Commitments and Contingencies of Notes to Consolidated Financial Statements for a discussion of environmental and other litigation matters.

Recent Accounting Pronouncements

See Note 2. Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

RESIDEO TECHNOLOGIES, INC.

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
•
failure to achieve and maintain a high level of product and service quality;
•
inability to compete in the market for potential acquisitions;
•
inability to consummate acquisitions on satisfactory terms or to integrate such acquisitions effectively;
•
our ability to retain or expand relationships with significant customers;
•
dependence upon information technology infrastructure having adequate cyber-security functionality;
•
economic, political, regulatory, foreign exchange and other risks of international operations, including the impact of tariffs;
•
changes in prevailing global and regional economic conditions;
•
our failure to execute on key business transformation programs and activities;
•
the failure to increase productivity through sustainable operational improvements;
•
fluctuation in financial results due to the seasonal nature of portions of our business;
•
our ability to recruit and retain qualified personnel;
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
•
potential material costs as a result of warranty claims, including product recalls, and product liability actions that may be brought against us;
•
potential material litigation matters; including the Securities Litigation described in this Form 10-K;
•
unforeseen U.S. federal income tax and foreign tax liabilities; and
•
certain factors discussed elsewhere in this Form 10-K.

RESIDEO TECHNOLOGIES, INC.

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

Interest Rate Risk

As of December 31, 2021, $943 million of our total debt, excluding unamortized deferred financing costs, of $1,243 million carried variable interest rates. In March 2021, eight interest rate swap agreements were entered into with various financial institutions for a combined notional amount of $560 million (“the Swap Agreements”). The Swap Agreements effectively converted a portion of our variable interest rate obligations based on three-month LIBOR with a minimum rate of 0.50% per annum to a base fixed weighted average rate of 0.9289% over a term of three to five years. For more information on the Swap Agreements, see Note 19. Derivative Instruments of Notes to Consolidated Financial Statements of this Form 10-K. The fair market value of our fixed-rate financial instruments and Swap Agreements are sensitive to changes in interest rates. At December 31, 2021, an increase in interest rate by 100 basis points would have an approximate $4 million impact on our annual interest expense, while a decrease in interest rate is not possible due to the interest rate floor on our variable rate debt.

Foreign Currency Exchange Rate Risk

We are exposed to market risks from changes in currency exchange rates. While we primarily transact with customers in the U.S. Dollar, we also transact in foreign currencies, primarily including the Euro, Canadian Dollar, British Pound, Indian Rupee, and Mexican Peso. These exposures may impact total assets, liabilities, future earnings and/or operating cash flows. Our exposure to market risk for changes in foreign currency exchange rates arises from transactions arising from international trade, foreign currency denominated monetary assets and liabilities, and international financing activities between subsidiaries. We rely primarily on natural offsets to address our exposures and may supplement this approach from time to time by entering into forward and option hedging contracts. As of December 31, 2021, we have no outstanding hedging arrangements.

Commodity Price Risk

While we are exposed to commodity price risk, we attempt to pass through significant changes in component and raw material costs to our customers. In limited situations, we may not be fully compensated for such changes in costs.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Resideo Technologies, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Resideo Technologies, Inc. (the “Company”) as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 15, 2022, expressed an unqualified opinion on those consolidated financial statements.

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

Minneapolis, Minnesota

February 15, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Resideo Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Resideo Technologies, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, cash flow, and equity, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Honeywell Reimbursement Agreement—Refer to Note 17 to the financial statements

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

The Company records its obligation under the Reimbursement Agreement based on the underlying environmental remediation liabilities of specified Honeywell sites which are recorded when a remediation liability is determined to be probable, and the related costs can be reasonably estimated. The determination of the amount of future costs associated with environmental remediation requires judgments and estimates by management. Furthermore, information the Company uses to evaluate the estimates is obtained from Honeywell under the terms of the Reimbursement Agreement.

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

Minneapolis, Minnesota
February 15, 2022

We have served as the Company’s auditor since 2018.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions except share and per share data)

	Years Ended December 31,
	2021	2020	2019
Net revenue	$5,846	$5,071	$4,988
Cost of goods sold	4,285	3,758	3,711
Gross profit	1,561	1,313	1,277
Research and development expenses	86	77	87
Selling, general and administrative expenses	916	925	932
Operating profit	559	311	258
Other expense, net	158	147	118
Interest expense	48	63	69
Income before taxes	353	101	71
Tax expense	111	64	35
Net income	242	37	36
Weighted Average Number of Common Shares Outstanding (in thousands)
Basic	144,036	125,348	122,722
Diluted	148,448	126,324	123,238
Earnings Per Share
Basic	$1.68	$0.30	$0.29
Diluted	$1.63	$0.29	$0.29

The Notes to Consolidated Financial Statements are an integral part of these statements.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years Ended December 31,
	2021	2020	2019
Net income	$242	$37	$36
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	(57)	63	(2)
Pension actuarial gain	32	(15)	(3)
Changes in fair value of effective cash flow hedges	6	-	-
Total other comprehensive income (loss), net of tax	(19)	48	(5)
Comprehensive income	$223	$85	$31

The Notes to Consolidated Financial Statements are an integral part of these statements.

RESIDEIO TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except number of shares which are reflected in thousands and par value)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$779	$517
Accounts receivable – net	876	863
Inventories – net	740	672
Other current assets	146	173
Total current assets	2,541	2,225
Property, plant and equipment – net	287	318
Goodwill	2,661	2,691
Other assets	364	376
Total assets	$5,853	$5,610
LIABILITIES
Current liabilities:
Accounts payable	$883	$936
Current maturities of debt	10	7
Accrued liabilities	601	595
Total current liabilities	1,494	1,538
Long-term debt	1,220	1,155
Obligations payable under Indemnification Agreements	585	590
Other liabilities	302	334
COMMITMENTS AND CONTINGENCIES (Note 17)
EQUITY
Common stock, $0.001 par value, 700,000 shares authorized, 146,248 and 144,808 shares issued and outstanding as of December 31, 2021, 143,959 and 143,059 shares issued and outstanding as of December 31, 2020, respectively	-	-
Additional paid-in capital	2,121	2,070
Treasury stock, at cost	(21)	(6)
Retained earnings	317	75
Accumulated other comprehensive loss	(165)	(146)
Total equity	2,252	1,993
Total liabilities and equity	$5,853	$5,610

The Notes to Consolidated Financial Statements are an integral part of these statements.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(In millions)

	Years Ended December 31,
	2021	2020	2019
Cash flows provided by (used for) operating activities:
Net income	$242	$37	$36
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88	86	80
Stock compensation expense	39	29	25
Deferred income taxes	6	22	(25)
Loss on extinguishment of debt	41	-	-
Other	3	21	18
Changes in assets and liabilities, net of acquired companies:
Accounts receivable	(30)	(27)	7
Inventories – net	(73)	19	(44)
Other current assets	27	5	(53)
Other assets	2	-	(15)
Accounts payable	(42)	(1)	(38)
Accrued liabilities	14	31	28
Obligations payable under Indemnification Agreements	(5)	(4)	(35)
Other liabilities	3	26	39
Net cash provided by operating activities	315	244	23
Cash flows (used for) provided by investing activities:
Expenditures for property, plant, equipment and other intangibles	(63)	(70)	(95)
Cash paid for acquisitions, net of cash acquired	(11)	(35)	(17)
Other	9	2	-
Net cash used for investing activities	(65)	(103)	(112)
Cash flows provided by (used for) financing activities:
Proceeds from long-term debt	1,250	-	-
Repayment of long-term debt	(1,188)	(22)	(22)
Issuance of common stock through public offering, net of issuance cost	-	279	-
Payment of debt facility issuance and modification costs	(39)	-	(4)
Other	(3)	(4)	(27)
Net cash provided by (used for) financing activities	20	253	(53)
Effect of foreign exchange rate changes on cash and cash equivalents	(8)	1	(1)
Net increase (decrease) in cash and cash equivalents	262	395	(143)
Cash and cash equivalents at beginning of year	517	122	265
Cash and cash equivalents at end of year	$779	$517	$122
Supplemental Cash Flow Information:
Interest paid	$39	$57	$72
Income taxes paid (net of refunds)	$107	$32	$86

The Notes to Consolidated Financial Statements are an integral part of these statements.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In millions, shares in thousands)

	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at January 1, 2019	122,499	468	$-	$-	$1,720	$2	$(189)	$1,533
Net income	-	-	-	-	-	36	-	36
Other comprehensive (loss), net of tax	-	-	-	-	-	-	(5)	(5)
Issuance of common stock under stock-based compensation plans, net of shares withheld for employee taxes	374	147	-	(3)	-	-	-	(3)
Stock-based compensation	-	-	-	-	25	-	-	25
Adjustments due to Spin-Off	-	-	-	-	16	-	-	16
Balance at December 31, 2019	122,873	615	-	(3)	1,761	38	(194)	1,602
Net income	-	-	-	-	-	37	-	37
Other comprehensive income, net of tax	-	-	-	-	-	-	48	48
Issuance of common stock under stock-based compensation plans, net of shares withheld for employee taxes	636	285	-	(3)	1	-	-	(2)
Stock-based compensation	-	-	-	-	29	-	-	29
Issuance of common stock through public offering, net of issuance costs	19,550	-	-	-	279	-	-	279
Balance at December 31, 2020	143,059	900	-	(6)	2,070	75	(146)	1,993
Net income	-	-	-	-	-	242	-	242
Other comprehensive (loss), net of tax	-	-	-	-	-	-	(19)	(19)
Issuance of common stock under stock-based compensation plans, net of shares withheld for employee taxes	1,749	540	-	(15)	12	-	-	(3)
Stock-based compensation	-	-	-	-	39	-	-	39
Balance at December 31, 2021	144,808	1,440	$-	$(21)	$2,121	$317	$(165)	$2,252

The Notes to Consolidated Financial Statements are an integral part of these statements.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

Note 1. Organization, Operations and Basis of Presentation

Business Description

Resideo Technologies, Inc. (“Resideo” or “the Company”), is a leading manufacturer and developer of technology-driven products that provide critical comfort, residential thermal and security solutions to homes globally. The Company is also the leading wholesale distributor of low-voltage security products including intrusion, access control and video products and participates significantly in the broader related markets of smart home, fire, power, audio, ProAV, networking, communications, wire and cable, and data communications. The Company has a global footprint serving commercial and residential end markets.

The Company was incorporated in Delaware on April 24, 2018. The Company separated from Honeywell International Inc. (“Honeywell”) on October 29, 2018, becoming an independent publicly traded company as a result of a pro rata distribution of the Company’s common stock to shareholders of Honeywell (the “Spin-Off”).

Basis of Presentation

The Company’s financial statements are presented on a consolidated basis (collectively, the “Consolidated Financial Statements”). The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany transactions have been eliminated for all periods presented.

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

Reclassification

The prior year Consolidated Statements of Operations were reclassified to present research and development expenses as a separate line item within the statements. Research and development expenses were formerly included within Selling, general and administrative expenses. Certain reclassifications have been made to the prior period financial statements to conform to the classification adopted in the current period.

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

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

Note 2. Summary of Significant Accounting Policies

Accounting Principles—The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The following is a description of Resideo’s significant accounting policies.

Principles of Consolidation—The Consolidated Financial Statements include the accounts of Resideo Technologies, Inc. and all of its subsidiaries in which a controlling interest is maintained. All intercompany transactions and balances are eliminated in consolidation.

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

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. For the 2021 annual impairment test, the Company used a weighting of fair values derived from the income approach and market approach. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. The income approach requires the exercise of significant judgment, including judgment about the amount and timing of expected future cash flows, assumed terminal value, and appropriate discount rates. Under the market approach, the Company utilizes the public company guideline method.

The Company believes the estimates and assumptions used in the calculations are reasonable. In addition, the extent to which COVID-19 may adversely impact the Company’s business depends on future developments, which are uncertain and unpredictable, depending upon severity and duration of the outbreak, and the effectiveness of actions taken globally to contain or mitigate its effects. Any resulting financial impact cannot be estimated reasonably at this time but may adversely affect the Company’s business and financial results. It is possible that into 2022, macroeconomic conditions may have unexpected impacts on the Company’s business. If there were an adverse change in facts and circumstances, then an impairment charge may be necessary in the future. Should the fair value of the Company’s reporting units fall below its carrying amount because of reduced operating performance, market declines,

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

changes in the discount rate, or other conditions, charges for impairment may be necessary. The Company monitors its reporting units to determine if there is an indicator of potential impairment.

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

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

Sales, use and value added taxes collected by the Company and remitted to various government authorities were not recognized as revenues and are reported on a net basis.

Shipping and handling fees billed to customers were included in Cost of goods sold.

Royalty—In connection with the Spin-Off, the Company and Honeywell entered into a 40-year Trademark License Agreement (“the Trademark Agreement”) that authorizes the Company’s use of certain licensed trademarks in the operation of Resideo’s business for the advertising, sale and distribution of certain licensed products. In exchange, the Company pays a royalty fee of 1.5% of net revenue of the licensed products to Honeywell which is recorded in Selling, general and administrative expense on the Consolidated Statements of Operations.

Reimbursement Agreement—In connection with the Spin-Off the Company entered into an Indemnification and Reimbursement Agreement with Honeywell (the “Reimbursement Agreement”), pursuant to which it has an obligation to make cash payments to Honeywell in amounts equal to 90% of payments, which include amounts billed, with respect to certain environmental claims, remediation and, to the extent arising after the Spin-Off, hazardous exposure or toxic tort claims, in each case, including consequential damages (the “liabilities”) in respect of specified Honeywell properties contaminated through historical business operations prior to the Spin-Off (“Honeywell Sites”), including the legal and other costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales. The amount payable in respect of such liabilities arising in any given year is subject to a cap of $140 million. Reimbursement Agreement expenses are presented within Other expense, net in the Consolidated Statements of Operations and within Accrued liabilities and Obligations payable under Indemnification Agreements in the Consolidated Balance Sheets. For additional information, see Note 17. Commitments and Contingencies.

Environmental—The Company accrues costs related to environmental matters when it is probable that it has incurred a liability related to a contaminated site and the amount can be reasonably estimated. Environmental costs for the Company’s owned sites are presented within Cost of goods sold for operating sites. For additional information, see Note 17. Commitments and Contingencies.

Tax Indemnification Agreement—The Tax Matters Agreement provides that Resideo is required to indemnify Honeywell for any taxes (and reasonable expenses) resulting from the failure of the Spin-Off and related internal transactions to qualify for their intended tax treatment under U.S. federal, state and local income tax law, as well as foreign tax law, where such taxes result from (a) breaches of covenants and representations the Company makes and agrees to in connection with the Spin-Off, (b) the application of certain provisions of U.S. federal income tax law to these transactions or (c) any other action taken or omission made (other than actions expressly required or permitted by the Separation and Distribution Agreement, the Tax Matters Agreement or other ancillary agreements) after the consummation of the Spin-Off that gives rise to these taxes. As of December 31, 2021 and December 31, 2020 the Company had an indemnity outstanding to Honeywell for past and potential future tax payments of $128 million and $139 million, respectively. See Note 17. Commitments and Contingencies.

Research and Development—The Company conducts research and development activities, which consist primarily of the development of new products as well as enhancements and improvements to existing products that substantially change the product. Research and development costs primarily relate to employee compensation and consulting fees which are charged to expense as incurred.

Advertising Costs—The Company expenses advertising costs as incurred. Advertising costs totaled $22 million, $25 million and $46 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Defined Contribution Plans—The Company sponsors various defined contribution plans with varying terms depending on the country of employment. For the years ended December 31, 2021, 2020 and 2019 the Company recognized compensation expense related to the defined contribution plans of $19 million, $18 million, and $18 million, respectively.

Stock-Based Compensation Plans—The principal awards issued under Resideo’s stock-based compensation plans, which are described in Note 5. Stock-Based Compensation Plans, are restricted stock units. The cost for such

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

awards is measured at the grant date based on the fair value of the award. Some awards are issued with a market condition which are valued on the grant date utilizing a Monte Carlo simulation model. Stock options are also issued under Resideo’s stock-based compensation plans and are valued on the grant date using the Black-Scholes option pricing model.

The Black-Scholes option pricing model and the Monte Carlo simulation model require estimates of future stock price volatility, expected term, risk-free interest rate and forfeitures.

For all stock-based compensation, the fair value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) and is included in Selling, general and administrative expenses in the Consolidated Statements of Operations. Forfeitures are estimated at the time of grant to recognize expense for those awards that are expected to vest and are based on historical forfeiture rates.

Pension—The Company disaggregates the service cost component of net benefit costs and reports those costs in the same line item or items in the Consolidated Statements of Operations as other compensation costs arising from services rendered by the pertinent employees during the period. The other non-service components of net benefit costs are required to be presented separately from the service cost component and outside of income from operations.

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

Earnings Per Share—Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. For additional information, see Note 10. Earnings Per Share.

Use of Estimates—The preparation of the Company’s Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the Consolidated Financial Statements and related disclosures in the accompanying notes. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed, and the effects of changes are reflected in the Consolidated Financial Statements in the period they are determined to be necessary. Estimates are used when accounting for stock-based compensation, pension benefits, indemnification liabilities, goodwill and intangible assets, and valuation allowances for accounts receivable, inventory, deferred tax assets, and the amounts of revenue and expenses reported during the period.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which is optional guidance related to reference rate reform that provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance along with its subsequent clarifications, is effective from March 12, 2020 through December 31, 2022 and is applicable for the Company’s A&R Senior Credit Facilities and Swap Agreements, which use LIBOR as a reference rate. The A&R Senior Credit Facilities include a transition clause to a new reference rate in the event LIBOR is discontinued and Swap Agreements will be amended to match the new reference rate. We are currently evaluating the potential impact of adopting this guidance, but do not expect it to have a material impact on our consolidated financial statements. Refer to Note 18. Long-term Debt and Credit Agreement for further details on the Company’s Swap Agreements and A&R Senior Credit Facilities.

Note 3. Revenue Recognition

Disaggregated Revenue

Revenues by geography and business line are as follows for the years ended December 31:

	Years Ended December 31,
	2021	2020	2019
Comfort	$1,207	$1,079	$1,103
Security	667	538	520
Residential Thermal Solutions	594	504	552
Products & Solutions	2,468	2,121	2,175
U.S. and Canada	2,814	2,427	2,294
EMEA (1)	523	480	459
APAC (2)	41	43	60
ADI Global Distribution	3,378	2,950	2,813
Net revenue	$5,846	$5,071	$4,988

(1)
EMEA represents Europe, the Middle East and Africa.
(2)
APAC represents Asia and Pacific countries.

A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For product sales, typically each product sold to a customer represents a distinct performance obligation. The Company recognizes the majority of its revenue from performance

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

obligations outlined in contracts with its customers that are satisfied at a point in time. Approximately 3% of the Company’s revenue is satisfied over time. As of December 31, 2021 and December 31, 2020, contract assets and liabilities were not material.

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

Note 4. Segment Financial Data

The Company monitors its business operations through two operating segments, Products & Solutions and ADI Global Distribution and reports Corporate separately from the two operating segments.

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

	Years Ended December 31,
	2021	2020	2019
Revenue
Total Products & Solutions revenue	$2,841	$2,488	$2,487
Less: Intersegment revenue	373	367	312
External Products & Solutions revenue	2,468	2,121	2,175
External ADI Global Distribution revenue	3,378	2,950	2,813
Total revenue	$5,846	$5,071	$4,988

	Years Ended December 31,
	2021	2020	2019
Operating profit
Products & Solutions	$541	$407	$327
ADI Global Distribution	268	194	210
Corporate	(250)	(290)	(279)
Total	$559	$311	$258

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

	Years Ended December 31,
	2021	2020	2019
Depreciation and amortization
Products & Solutions	$65	$63	$62
ADI Global Distribution	11	12	10
Corporate	12	11	8
Total	$88	$86	$80

	Years Ended December 31,
	2021	2020	2019
Capital expenditures
Products & Solutions	$37	$41	$71
ADI Global Distribution	24	15	5
Corporate	2	14	19
Total	$63	$70	$95

The Company’s CODM does not use segment assets information to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.

Note 5. Stock-Based Compensation Plans

On October 29, 2018, the Board adopted, and Honeywell, as the Company’s sole shareholder, approved, the 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates and the 2018 Stock Incentive Plan for Non-Employee Directors of Resideo Technologies, Inc. as may be amended from time to time (together, the “Stock Incentive Plan”). On or about December 21, 2018, the Board adopted the Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates. The Stock Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock units, restricted stock, other stock-based awards and cash-based awards. The maximum aggregate number of shares of the Company’s common stock that may be issued under awards granted under the Stock Incentive Plan is 16 million. As of December 31, 2021, 6,357,544 shares of the Company’s common stock were available to be granted under the Stock Incentive Plan.

Summary of Restricted Stock Unit Activity

Restricted stock unit (“RSU”) awards entitle the holder to receive one share of common stock for each unit when the units vest. RSUs are issued to certain key employees and to non-employee directors. RSUs typically become fully vested over periods ranging from one to seven years and are payable in Resideo common stock upon vesting.

Performance stock unit (“PSU”) awards entitle the holder to receive a specified number of common stock, dependent on Company financial metrics or market conditions, for each unit when the units vest. PSUs are issued to certain key employees. PSUs typically become fully vested over a period of three years and are payable in Resideo common stock upon vesting. For the year ended December 31, 2019, PSUs were issued with the shares awarded per unit being evenly based on Net revenue and adjusted EBITDA performance. For the years ended December 31, 2020 and 2021, PSUs were issued with the shares awarded per unit being based on the difference in performance between the total stockholders’ return of the Company against that of the S&P 400 Industrials Index.

The fair values estimated from the Monte Carlo simulation for PSUs issues during the years ended December 31, 2021 and 2020 were calculated using the following assumptions:

	December 31,
	2021	2020
Expected volatility	47.43%	33.70%
Risk-free interest rate %	0.20%	0.80%
Expected term (in years)	2.86	2.79
Dividend yield	0%	0%

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

The following table summarizes RSU and PSU and activity related to the Stock Incentive Plan during the years ended December 31, 2021, 2020 and 2019:

	PSUs		RSUs
	Number of Performance Stock Units	Weighted Average Grant Date Fair Value Per Share	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested as of January 1, 2019	-	$-	3,338,184	$24.05
Granted	322,037	24.32	1,285,167	21.21
Vested	-	-	(509,366)	23.78
Forfeited	(45,756)	24.39	(595,735)	24.05
Non-vested as of December 31, 2019	276,281	24.33	3,518,250	23.05
Granted	795,099	6.33	2,262,676	10.55
Vested	-	-	(921,060)	21.07
Forfeited	(158,580)	16.06	(572,902)	19.27
Non-vested as of December 31, 2020	912,800	10.09	4,286,964	17.38
Granted	500,227	42.98	1,142,310	27.39
Vested	-	-	(1,714,810)	19.27
Forfeited	(95,467)	17.20	(237,331)	20.44
Non-vested as of December 31, 2021	1,317,560	$22.06	3,477,133	$19.52

As of December 31, 2021, there was approximately $19 million and $11 million of total unrecognized compensation cost related to non-vested RSUs and PSUs granted under the Stock Incentive Plan, which is expected to be recognized over a weighted-average period of 1.4 years and 2.0 years, respectively. The fair value of RSUs that vested during the year ended December 31, 2021 is $48 million.

Summary of Stock Option Activity

Stock option awards entitle the holder to purchase shares of common stock at a specific price when the options vest. Stock options typically vest over three years from the date of grant and expire seven years from the grant date.

The fair value of stock options was calculated using the following assumptions in the Black-Scholes model:

	December 31,
	2021	2020	2019
Expected stock price volatility	34%	31% - 37%	30% - 32%
Expected term of options	5 years	4.5 years	4.5 years
Expected dividend yield	—	—	—
Risk-free interest rate	0.77%	0.25% - 1.41%	2.22% - 2.47%

The aggregate intrinsic value disclosed below represents the total intrinsic value (the difference between the fair market value of the Company’s common stock as of December 31, 2021, and the exercise price, multiplied by the number of in-the-money service-based stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2021. This amount is subject to change based on changes to the fair market value of the Company’s common stock.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

The following table summarizes stock option activity related to the Stock Incentive Plan during the year ended December 31, 2021:

	Stock Options
	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Stock Options outstanding as of January 1, 2019	-	$-	-	$-
Granted	1,155,566	24.37
Forfeited	(165,312)	24.39
Stock Options outstanding as of December 31, 2019	990,254	24.36	6.0	-
Granted	1,083,665	9.17
Forfeited	(348,696)	18.39
Stock Options outstanding as of December 31, 2020	1,725,223	15.98	4.9	12
Granted	150,000	25.48
Forfeited	(152,831)	16.47
Exercised	(376,424)	21.62		3
Stock Options outstanding as of December 31, 2021	1,345,968	15.41	4.9	14
Vested and expected to vest at December 31, 2021	1,165,667	15.52	4.8	12
Exercisable at December 31, 2021	443,956	$18.27	4.2	$3

Stock options granted during the year ended December 31, 2021 had a weighted average grant date fair value per share of $7.69. As of December 31, 2021, there was approximately $1 million of total unrecognized compensation cost related to non-vested stock options granted under the Stock Incentive Plan, which is expected to be recognized over a weighted-average period of 2.05 years.

Summary of Stock-Based Compensation

The following table summarizes stock-based compensation expense and the related tax benefits under the Company’s plans:

	Years Ended December 31,
	2021	2020	2019
Stock-based compensation expense before income taxes	$39	$29	$25
Less: Income tax expense (benefit)	(3)	1	(1)
Stock-based compensation expense, net of income taxes	$36	$30	$24

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

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

The Company’s operating lease costs for the years ended December 31, 2021 and 2020 consisted of the following:

	Years Ended December 31,
	2021	2020	2019
Selling, general and administrative expenses	$46	$44	$37
Cost of goods sold	17	17	16
Total operating lease costs	$63	$61	$53

Total operating lease costs include variable lease costs of $17 million, $16 million and $11 million for the years ended December 31, 2021, 2020, and 2019, respectively. Total operating lease costs also include offsetting sub-lease income which is immaterial for the years ended December 31, 2021, 2020, and 2019.

The Company recognized the following related to its operating leases:

	Financial Statement Line Item	At December 31, 2021	At December 31, 2020
Operating right-of-use assets	Other assets	$141	$133
Operating lease liabilities - current	Accrued liabilities	$32	$33
Operating lease liabilities - non-current	Other liabilities	$120	$107

Maturities of the Company’s operating lease liabilities were as follows:

At December 31, 2021
2022	$39
2023	35
2024	25
2025	20
2026	17
Thereafter	43
Total lease payments	179
Less: Imputed interest	27
Present value of operating lease liabilities	$152
Weighted-average remaining lease term (years)	6.04
Weighted-average incremental borrowing rate	5.42%

Supplemental cash flow information related to the Company’s operating leases was as follows:

	Years Ended December 31,
	2021	2020	2019
Operating cash outflows	$33	$30	$35
Operating right-of-use assets obtained in exchange for operating lease liabilities	$46	$26	$60

As of December 31, 2021, the Company has additional operating leases that have not yet commenced. Obligations under these leases are not material. Additionally, as a lessor, the Company leases all or a portion of certain owned properties. Rental income for the years ended December 31, 2021, 2020 and 2019 was not material.

Note 7. Restructuring Charges

During 2021, the Company did not have any new restructuring programs. Restructuring expense for December 31, 2021 was not material. During 2019, the Company retained industry experts in supply chain optimization and organizational excellence to assist in a comprehensive financial and operational review which was

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

focused on product cost and gross margin improvement, and general and administrative expense simplification. Certain restructuring actions were implemented under this program as well as previous programs. Product & Solutions segment restructuring expenses for the years ended December 31, 2020 and 2019 were $19 million, and $26 million, respectively. ADI Global Distribution segment restructuring expenses for the years ended December 31, 2020 and 2019 were $6 million, and $4 million, respectively. Corporate restructuring expenses for the years ended December 31, 2020 and 2019 were $15 million, and $7 million, respectively. Restructuring expenses for all periods are primarily related to severance.

The Company’s restructuring expenses for 2020 and 2019 are as follows:

	Years Ended December 31,
	2020	2019
Cost of goods sold	$9	$13
Research and development expenses	3	7
Selling, general and administrative expenses	28	17
	$40	$37

The following table summarizes the status of total restructuring reserves related to severance cost included in Accrued liabilities in the Consolidated Balance Sheets:

	Years Ended December 31,
	2021	2020	2019
Beginning of year	$24	$19	$13
Charges	-	40	38
Usage	(11)	(35)	(31)
Other	(4)	-	(1)
End of year	$9	$24	$19

Note 8. Other Expense, Net

	Years Ended December 31,
	2021	2020	2019
Reimbursement Agreement expense	$146	$146	$108
Loss on extinguishment of debt	41	-	-
Other, net	(29)	1	10
	$158	$147	$118

Refer to Note 17. Commitments and Contingencies for further details on environmental and Reimbursement Agreement expense.

Note 9. Income Taxes

Income before taxes	Years Ended December 31,
	2021	2020	2019
U.S.	$79	$(93)	$(83)
Non-U.S.	274	194	154
	$353	$101	$71

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

Income tax expense (benefit)	Years Ended December 31,
	2021	2020	2019
Tax expense (benefit) consists of:
Current:
U.S.	$60	$21	$23
Non-U.S.	45	21	37
	$105	$42	$60
Deferred:
U.S.	$5	$11	$(11)
Non-U.S.	1	11	(14)
	6	22	(25)
	$111	$64	$35

Reconciliation of effective income tax rate	Years Ended December 31,
	2021	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Impact of foreign operations	(0.2)	(5.4)	(10.2)
U.S. state income taxes	3.6	6.4	6.6
Non-deductible indemnification costs	8.4	29.0	28.0
Executive compensation over $1 million	0.9	2.5	0.6
Other non-deductible expenses	0.4	3.7	2.9
U.S. taxation of foreign earnings	1.4	3.5	5.3
Tax credits	(0.7)	(0.2)	(2.6)
Change in tax rates	(1.0)	1.3	1.7
All other items – net	(2.5)	1.8	(4.7)
	31.3%	63.6%	48.6%

Deferred tax assets (liabilities)	Years Ended December 31,
	2021	2020
Deferred tax assets:
Pension	$24	$37
Other asset basis differences	63	70
Operating lease liabilities	33	34
Accruals and reserves	50	61
Net operating and capital losses	48	47
Other	2	-
Gross deferred tax assets	220	249
Valuation allowance	(63)	(60)
Total deferred tax assets	$157	$189
Deferred tax liabilities:
Other intangible assets	$(39)	$(44)
Property, plant and equipment	(23)	(25)
Operating lease assets	(33)	(32)
Other	(5)	(13)
Total deferred tax liabilities	(100)	(114)
Net deferred tax asset	$57	$75

The Company maintains a valuation allowance of $63 million against a portion of non-U.S. deferred tax assets. Valuation allowances principally relate to foreign net operating loss carryforwards.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

As of December 31, 2021, the total undistributed earnings of the Company’s foreign affiliates was $1.9 billion, of which $6 million was not considered indefinitely reinvested. While these earnings would not be subject to incremental U.S. tax, if the Company were to actually distribute these earnings, they could be subject to additional foreign income taxes and/or withholding taxes payable in foreign jurisdictions. Thus, the Company provides for foreign income taxes payable upon future distributions of the earnings not considered indefinitely reinvested annually. For the year ended December 31, 2021, the tax charge related to earnings that are not considered indefinitely reinvested is not material. The remaining $1.9 billion of earnings are considered indefinitely reinvested. Determination of the unrecognized deferred foreign income tax liability related to these undistributed earnings is not practicable due to the complexities associated with this hypothetical calculation.

As of December 31, 2021, the Company has foreign net operating loss carryforwards of $189 million. $171 million of foreign net operating losses can be carried forward indefinitely with the remainder expiring between 2022 and 2031.

As of December 31, 2021, 2020, and 2019 there were $16 million, $10 million, and $6 million of unrecognized tax benefits, respectively, that if recognized would be recorded as a component of Income tax expense. The change in unrecognized tax benefits resulted in increases of $6 million, $4 million, and $4 million to tax expense in 2021, 2020, and 2019, respectively. The increase in unrecognized tax benefits were largely driven by tax positions taken during the respective years.

The Company does not anticipate significant changes in total unrecognized tax benefits during the next twelve months.

The Company files income tax returns in the United States federal jurisdiction, all states, and various local and foreign jurisdictions. The Company’s US federal returns are no longer subject to income tax examinations for taxable years before 2017. With limited exception, state, local, and foreign income tax returns for taxable years before 2016 are no longer subject to examination.

Note 10. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in millions except shares in thousands and per share data):

	Years Ended December 31,
	2021	2020	2019

Net income	$242	$37	$36

Shares used in computing basic earnings per share	144,036	125,348	122,722

Effect of dilutive securities:
Dilutive effect of common stock equivalents	4,412	976	516
Shares used in computing diluted earnings per share	148,448	126,324	123,238

Earnings per share:
Basic	$1.68	$0.30	$0.29
Diluted	$1.63	$0.29	$0.29

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

Diluted Earnings Per Share is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of the Company’s common stock for the period. For the year ended December 31, 2021, average options and other rights to purchase approximately 0.2 million shares of common stock were outstanding, all of which were anti-dilutive during the year ended December 31, 2021, and therefore excluded from the computation of diluted earnings per common share. Additionally, an average of approximately 0.6 million shares of performance-based unit awards are excluded from the computation of diluted earnings per common share for the year ended December 31, 2021 as the contingency has not been satisfied at December 31, 2021. For the year ended December 31, 2020, average option and other rights to purchase approximately 2.8 million shares of common stock were outstanding, all of which were anti-dilutive during the year ended December 31, 2020, and therefore excluded from the computation of diluted earnings per common share. Additionally, an average of approximately 0.2 million shares of performance-based unit awards are excluded from the computation of diluted earnings per common share for the year ended December 31, 2020 as the contingency has not been satisfied at December 31, 2020.

Note 11. Accounts Receivable — Net

	December 31,
	2021	2020
Accounts receivable	$885	$875
Allowance for doubtful accounts	(9)	(12)
	$876	$863

Note 12. Inventories — Net

	December 31,
	2021	2020
Raw materials	$174	$127
Work in process	17	19
Finished products	549	526
	$740	$672

The expense related to inventory obsolescence was $8 million, $31 million and $56 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 13. Property, Plant and Equipment — Net

	December 31,
	2021	2020
Machinery and equipment	$602	$598
Buildings and improvements	292	289
Construction in progress	35	46
Others	4	14
	933	947
Accumulated depreciation	(646)	(629)
	$287	$318

Depreciation expense was $58 million, $56 million and $50 million in 2021, 2020 and 2019, respectively.

Note 14. Acquisitions

During 2021, the Company completed the acquisition of Norfolk Wire & Electronics, a regional distributor of data communications products and Shoreview Distribution, a U.S. distributor of ProAV products which have been

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

integrated into the ADI Global Distribution segment. The aggregate purchase price paid for these acquisitions was $11 million.

In February 2020, the Company completed the acquisition of privately held Herman ProAV, a leading provider and distributer of professional audio-visual products, procurement services and labor resources to systems integrators in the commercial audio-visual industry. The purchase price paid for this acquisition was approximately $36 million and the Company recognized goodwill and intangible assets of $4 million and $18 million, respectively. This acquisition was integrated into and builds upon ADI Global Distribution’s product portfolio and expands its presence in the pro-AV market.

These acquisitions have an immaterial financial statement impact on both an individual basis and when considered in the aggregate. Pro-forma disclosures are not provided as the acquisitions have an immaterial financial statement impact.

Note 15. Goodwill and Other Intangible Assets — Net

Goodwill as of December 31, 2021 and 2020 for Products & Solutions was $2,010 million and $2,037 million, respectively. The decrease primarily relates to foreign currency translation adjustments. Goodwill as of December 31, 2021 and 2020 for ADI Global Distribution was $651 million and $654 million, respectively. The carrying value of goodwill increased by $5 million due to acquisitions during the year which was offset by foreign currency translation adjustments.

Other intangible assets with finite lives are comprised of:

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and technology	$31	$(23)	$8	$37	$(23)	$14
Customer relationships	162	(106)	56	192	(122)	70
Trademarks	14	(8)	6	15	(8)	7
Software	162	(112)	50	146	(102)	44
	$369	$(249)	$120	$390	$(255)	$135

Other intangible assets amortization expense was $30 million, $31 million and $30 million in 2021, 2020 and 2019, respectively. Estimated intangible asset amortization expense for each of the next five years approximates $24 million in 2022, $21 million in 2023, $19 million in 2024, $18 million in 2025 and $14 million in 2026.
Note 16. Accrued Liabilities

	December 31,
	2021	2020
Obligations payable under Indemnification Agreements	$140	$140
Taxes payable	54	62
Compensation, benefit and other employee-related	114	105
Customer rebate reserve	94	91
Other	199	197
	$601	$595

Refer to Note 17. Commitments and Contingencies for further details on Obligations payable under Indemnification Agreements.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

Note 17. Commitments and Contingencies

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

Liabilities for environmental costs were $22 million for each of the years ended December 31, 2021, 2020, and 2019. For the years ended December 31, 2021, 2020, and 2019, environmental expenses related to these liabilities were not material.

Obligations Payable Under Indemnification Agreements

The indemnification and reimbursement agreement (the “Reimbursement Agreement”) and the tax matters agreement (the “Tax Matters Agreement”) (collectively, the “Indemnification Agreements”) are further described below.

Reimbursement Agreement

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

Payment amounts under the Reimbursement Agreement will be deferred to the extent that a specified event of default has occurred and is continuing under certain indebtedness, including under the A&R Credit Agreement, or the payment thereof causes the Company to not be compliant with certain financial covenants in certain indebtedness, including the Company’s A&R Credit Agreement on a pro forma basis, including the maximum total leverage ratio (ratio of consolidated debt to consolidated EBITDA, which excludes any amounts owed to Honeywell under the Reimbursement Agreement), and the minimum interest coverage ratio.

The obligations under the Reimbursement Agreement will continue until the earlier of: (1) December 31, 2043; or (2) December 31 of the third consecutive year during which the annual reimbursement obligation (including in respect of deferred payment amounts) has been less than $25 million.

In 2021 and 2020, the Company and Honeywell entered into several amendments to the Reimbursement Agreement. These amendments included modifications of certain covenants in Exhibit G to conform to the amended covenants included in the Credit Agreement First Amendment, deferment of certain payments under the Reimbursement Agreement to later in the year, and amendment of Exhibit G to, among other things, permit sale and leaseback transaction. An aggregate amount of up to $150 million would be permitted thereunder so long as the same conditions that are applicable under the Credit Agreement are satisfied. On February 12, 2021 the covenants in Exhibit G of the Reimbursement Agreement were amended and restated in their entirety to substantially conform to the affirmative and negative covenants contained in the A&R Credit Agreement.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

The following table summarizes information concerning the Company’s Reimbursement Agreement liabilities:

	Years Ended December 31,
	2021	2020	2019
Beginning balance	$591	$585	$616
Accruals for indemnification liabilities deemed probable and reasonably estimable	146	146	179
Reduction (1)	-	-	(71)
Indemnification payment	(140)	(140)	(139)
Ending balance(2)	$597	$591	$585

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

The Company does not currently possess sufficient information to reasonably estimate the amounts of indemnification liabilities to be recorded upon future completion of studies, litigation or settlements, and neither the timing nor the amount of the ultimate costs associated with such indemnification liability payments can be determined although they could be material to the Company’s consolidated results of operations and operating cash flows in the periods recognized or paid.

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

The Company is required to indemnify Honeywell for any taxes resulting from the failure of the Spin-Off and related internal transactions to qualify for their intended tax treatment under U.S. federal, state and local income tax law, as well as foreign tax law, where such taxes result from action or omission of the Company not permitted by the Separation and Distribution Agreement or the Tax Matters Agreement.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

As of December 31, 2021, and 2020, the Company had an indemnity liability owed to Honeywell for future tax payments of $128 million and $139 million, respectively, which is included in Obligations payable under Indemnification Agreements.

Trademark Agreement

The Company and Honeywell entered into a 40-year Trademark License Agreement (the “Trademark Agreement”) that authorizes the Company’s use of certain licensed trademarks in the operation of Resideo’s business for the advertising, sale and distribution of certain licensed products. In exchange, the Company will pay a royalty fee of 1.5% on net revenue to Honeywell related to such licensed products which is recorded in Selling, general and administrative expense on the Consolidated Statements of Operations. For the years ended December 31, 2021, 2020, and 2019, royalty fees were $21 million, $26 million, and $27 million, respectively.

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

On July 30, 2021, the Company executed a term sheet with plaintiffs’ representatives setting forth an agreement in principle to settle the claims alleged in the complaint, as amended. The total amount to be paid in settlement of the claims as set forth in the agreement in principle is $55 million. Insurance recoveries of approximately $39 million are expected related to the settlement. The claim settlement payment and related insurance recoveries have been paid to an escrow account pending final court approval of the Securities Litigation. On August 18, 2021, the Company and plaintiffs’ representative executed a definitive Stipulation and Agreement of Settlement reflecting the terms of the agreement in principle and other customary terms and conditions (the “Settlement”), including court approval of the Settlement. No objections to the Settlement were filed with the court. On January 27, 2022, the court held a final hearing to consider whether the Settlement is fair, reasonable, and in the best interests of the Settlement class and took a motion for approval of the Settlement under advisement. The Company intends to vigorously pursue approval of the Settlement, but there can be no assurance that court approval will be granted.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

Certain current or former directors and officers of the Company were defendants in a consolidated derivative action in the District Court for the District of Delaware under the caption In re Resideo Technologies, Inc. Derivative Litigation, 20-cv-00915 (the “Federal Derivative Action”). On September 21, 2021, the parties filed a stipulation requesting that the Federal Derivative Action be transferred to the District of Minnesota, where Securities Litigation is pending. The court ordered the transfer of the Federal Derivative Action on September 23, 2021. On September 1, 2021, an additional shareholder derivative complaint was filed by Riviera Beach, part of the leadership group in the Federal Derivative Action, and City of Hialeah Employees Retirement System against certain current or former directors and officers of the Company in the District of Minnesota, alleging substantially that the same facts and making substantially the same claims against the same defendants as in the Federal Derivative Action, and additionally referencing board materials obtained through a demand made pursuant to Section 220 of the Delaware Code Title 8 (the “Riviera Beach Action”). On December 1, 2021, the Federal Derivative Action and the Riviera Beach Action were consolidated into a single action under the caption: In re Resideo Technologies, Inc. Derivative Litigation, 21-cv-01965 (the “Consolidated Federal Derivative Action”). The Consolidated Federal Derivative Action is currently stayed pending entry of a final judgement in the Securities Litigation.

On June 25, 2021, the Bud & Sue Frashier Family Trust U/A DTD 05/05/98, filed a shareholder derivative complaint against certain current or former directors and officers of the Company in the Court of Chancery of the State of Delaware, captioned Bud & Sue Frashier Trust U/A DTD 05/05/98 v. Fradin, 2021-0556 (“Delaware Chancery Derivative Action”). The Delaware Chancery Derivative Action alleges substantially the same facts and makes substantially the same claims as the Federal Derivative Action, and additionally references board materials obtained through a demand made pursuant to Section 220 of the Delaware Code Title 8. The Delaware Chancery Derivative Action remains stayed by agreement of the parties. The Company intends to defend this action vigorously, but there can be no assurance that the defense will be successful.

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

	Years Ended December 31,
	2021	2020	2019
Beginning balance	$22	$25	$26
Accruals for warranties/guarantees issued during the year	22	21	15
Adjustment of pre-existing warranties/guarantees	(3)	(7)	-
Settlement of warranty/guarantee claims	(18)	(17)	(16)
Ending balance	$23	$22	$25

Purchase Commitments

The Company’s unconditional purchase obligations include purchase commitments with suppliers and other obligations entered in to during the normal course of business regarding the purchase of goods and services. As of December 31, 2021, the Company’s estimated minimum obligations associated with unconditional purchase obligations, which are not recognized in the Company’s Consolidated Balance Sheet, were $34 million in 2022, $34 million in 2023, $31 million in 2024 and $2 million in 2025. For the years ended December 31, 2021, 2020, and 2019, purchases related to these obligations were $22 million, $22 million and $24 million, respectively.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

Note 18. Long-term Debt and Credit Agreement

The Company’s debt at December 31, 2021 and December 31, 2020 consisted of the following:

	December 31,
	2021	2020
6.125% Senior notes due 2026	$-	$400
4.000% Senior notes due 2029	300	-
Five-year variable rate term loan A due 2023	-	315
Seven-year variable rate term loan B due 2025	-	465
Seven-year variable rate term loan B due 2028	943	-
Unamortized deferred financing costs	(13)	(18)
Total outstanding indebtedness	1,230	1,162
Less: Amounts expected to be paid within one year	10	7
Total long-term debt due after one year	$1,220	$1,155

Scheduled principal repayments under the Senior Credit Facilities (defined below) and Senior Notes (defined below) subsequent to December 31, 2021 are as follows:

December 31,
2021
2022	$10
2023	10
2024	10
2025	10
2026	10
Thereafter	1,193
1,243
Amounts expected to be paid within one year	10
$1,233

At December 31, 2021, the interest rate for the A&R Term B Facility (defined below) was 2.75%. At December 31, 2020, the interest rate for the Five-year variable rate term loan A due 2023 and the Seven-year variable term loan B due 2025 was 2.51%. At December 31, 2021 there were no borrowings and no letters of credit issued under the A&R Revolving Credit Facility (defined below).

As a result of the redemption of the Senior Notes due 2026 (defined below) and the execution of the A&R Credit Agreement (defined below), debt extinguishment costs of $41 million were incurred and recorded in Other expense, net for the year ended December 31, 2021.

As of December 31, 2021, the Company was in compliance with all covenants related to the A&R Credit Agreement and Senior Notes due 2029.

Senior Notes Redemptions

On February 16, 2021 the Company redeemed $140 million in principal amount of the 6.125% senior unsecured notes (the “Senior Notes due 2026”) at a redemption price of 106.125% of par plus accrued interest. On August 26, 2021, the Company redeemed the remaining $260 million in principal amount of the Senior Notes due 2026 at a redemption price of 105.594% of par plus accrued interest.

Senior Notes due 2029

On August 26, 2021, the Company issued $300 million in principal amount 4% senior unsecured notes due in 2029 (the “Senior Notes due 2029”). The Senior Notes due 2029 are senior unsecured obligations of Resideo guaranteed by Resideo’s existing and future domestic subsidiaries and rank equally with all of Resideo’s senior unsecured debt and senior to all of Resideo’s subordinated debt.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

The Company may, at its option, redeem the Senior Notes due 2029 in whole (at any time) or in part (from time to time), at varying prices based on the timing of the redemption.

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

Credit Agreement

On February 12, 2021, the Company entered into an Amendment and Restatement Agreement with JP Morgan Chase Bank N.A. as administrative agent (the “A&R Credit Agreement”). This agreement effectively replaced the Company’s previous senior secured credit facilities.

The A&R Credit Agreement provides for a (i) seven-year senior secured term B loan facility in an aggregate principal amount of $950 million (the “A&R Term B Facility”) and (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of $500 million (the “A&R Revolving Credit Facility” and, together with the Term Loan Facilities, the “A&R Senior Credit Facilities”).

The Company is obligated to make quarterly principal payments throughout the term of the A&R Term B Facility according to the amortization provisions in the A&R Credit Agreement.

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

The A&R Senior Credit Facilities are subject to an interest rate and interest period which the Company will elect. If the Company chooses to make a base rate borrowing on an overnight basis, the interest rate will be based on the highest of (1) the rate of interest last quoted by The Wall Street Journal as the “prime rate” in the United States, (2) the greater of the federal funds effective rate and the overnight bank funding rate, plus 0.5% and (3) the one month adjusted LIBOR rate, plus 1.00% per annum. For the A&R Term Loan B Facility, the applicable LIBOR rate will not be less than 0.50% per annum. The applicable margin for the A&R Term B Facility is 2.25% per annum (for LIBOR loans) and 1.25% per annum (for base rate loans). The applicable margin for the A&R Revolving Credit Facility varies from 2.25% per annum to 1.75% per annum (for LIBOR loans) and 1.25% to 0.75% per annum (for base rate loans) based on the Company’s leverage ratio.

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

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

Note 19. Derivative Instruments

The Company uses interest rate swap agreements to manage exposure to interest rate risks. The Company does not use interest rate swap agreements for speculative or trading purposes. The gain or loss on the interest rate swaps that qualify as derivatives is recorded in Accumulated other comprehensive loss and is subsequently recognized as Interest expense in the Consolidated Statements of Operations when the hedged exposure affects earnings. If the related debt or the interest rate swap is terminated prior to maturity, the fair value of the interest rate swap recorded in Accumulated other comprehensive loss may be recognized in the Consolidated Statements of Operations based on an assessment of the agreements at the time of termination.

In March 2021, the Company entered into eight interest rate swap agreements (the “Swap Agreements”) with several financial institutions for a combined notional value of $560 million. The effect of the Swap Agreements is to convert a portion of the Company’s variable interest rate obligations based on three-month LIBOR with a minimum rate of 0.50% per annum to a base fixed weighted average rate of 0.9289% over terms ranging from three to five years. The Swap Agreements are adjusted to fair value on a quarterly basis. Contract gains or losses recognized in other comprehensive income (loss) and amounts reclassified from Accumulated other comprehensive loss into earnings were not material for any of the periods presented. Amounts expected to be reclassified into earnings in the next 12 months were not material as of December 31, 2021.

Note 20. Financial Instruments and Fair Value Measures

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

Foreign Currency Risk Management—The Company conducts its business on a multinational basis in a wide variety of foreign currencies. It is exposed to market risks from changes in currency exchange rates. These exposures may impact future earnings and/or operating cash flows. The exposure to market risk for changes in foreign currency exchange rates arises from transactions arising from international trade, foreign currency denominated monetary assets and liabilities, and international financing activities between subsidiaries. The Company relies primarily on natural offsets to address the exposures and may supplement this approach from time to time by entering into forward and option hedging contracts. As of December 31, 2021 and 2020, the Company had no forward or option hedging contracts.

Senior Notes and Credit Agreement—As of December 31, 2021, the Company assessed the amount recorded under the A&R Term B Facility, the Senior Notes due 2029, and the Revolving Credit Facility. The Company determined that the Revolving Credit Facility approximated fair value. The A&R Term B Facility and the Senior Notes due 2029’s fair values are approximately $943 million and $294 million, respectively. The fair values of the debt are based on the quoted inactive prices and are therefore classified as Level 2 within the valuation hierarchy.

Derivative Instruments—The fair value of the Swap Agreements at December 31, 2021 was not material. The estimated fair value is based on Level 2 inputs primarily including the forward LIBOR curve available to swap dealers. The carrying value of cash and cash equivalents, accounts receivables - net, and accounts payables contained in the Consolidated Balance Sheets approximates fair value.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

Note 21. Pension

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

	U.S. Plans			Non-U.S. Plans
	2021	2020	2019	2021	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$374	$344	$286	$161	$137	$93
Service cost	7	7	5	7	7	5
Interest cost	10	11	13	1	1	2
Actuarial (gains) losses	(20)	38	51	(18)	6	27
Net benefits paid	(5)	(4)	(13)	-	-	-
Settlements	(18)	(22)	-	(1)	(6)	(3)
Other	-	-	2	1	2	13
Exchange rate adjustments	-	-	-	(10)	14	-
Benefit obligation at end of year	348	374	344	141	161	137
Change in plan assets:
Fair value of plan assets at beginning of year	340	331	274	28	27	20
Actual return on plan assets	25	35	70	2	-	2
Contributions	-	1	-	3	2	2
Net benefits paid	(5)	(4)	(13)	1	-	1
Settlements	(18)	(22)	-	(1)	(6)	(3)
Other	-	(1)	-	-	3	5
Exchange rate adjustments	-	-	-	(1)	2	-
Fair value of plan assets at end of year	342	340	331	32	28	27
Funded status of plans (non-current)	$(6)	$(34)	$(13)	$(109)	$(133)	$(110)

The benefit obligation generated a global net actuarial gain of $38 million for the year ended December 31, 2021. A global increase in discount rates over the course of the year was the main driver, generating a total gain of $34 million across all plans. In addition, experience gains amounted to $6 million globally, ($2 million U.S. and $4 million Non-U.S.) and demographic assumptions gains were $3 million (driven primarily by the introduction of new demographic tables in Switzerland). These gains were partially offset by losses on other financial assumptions of approximately $5 million, primarily as a result of higher pension increase assumption in Germany.

Actual return on plan assets for the year ended December 31, 2021 was higher than expected driven by return-seeking asset performance exceeding expectations leading to an additional asset gain of $9 million globally, for a total asset return of $27 million globally.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

Amounts recognized in Accumulated other comprehensive (loss) associated with pension plans at December 31, 2021 and 2020 are as follows:

	U.S. Plans		Non-U.S. Plans
	2021	2020	2021	2020
Prior service credit	$(2)	$(2)	$-	$-
Net actuarial loss (gain)	2	30	(2)	14
Net amount recognized	$-	$28	$(2)	$14

The components of net periodic benefit cost and other amounts recognized in Comprehensive income for pension plans include the following components:

	U.S. Plans			Non-U.S. Plans
	2021	2020	2019	2021	2020	2019
Net Periodic Benefit Cost
Service cost	$7	$7	$5	$7	$7	$5
Interest cost	10	11	13	1	1	2
Expected return on plan assets	(16)	(17)	(16)	(1)	(1)	(1)
Amortization of prior service credit	(1)	(1)	(1)	-	-	-
Mark to market adjustment	-	-	1	(3)	6	16
Other	-	3	-	-	-	2
Net periodic benefit cost	$-	$3	$2	$4	$13	$24

The components of net periodic benefit cost other than the service cost are included in Other expense, net in the Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019.

	U.S. Plans			Non-U.S. Plans
	2021	2020	2019	2021	2020	2019
Other Changes in Plan Assets and Benefits Obligations Recognized in Other Comprehensive Loss (Income)
Actuarial (gains) losses	$(20)	$38	$51	$(18)	$6	$26
Excess return on plan assets(1)	(9)	(17)	(54)	-	-	(1)
Actuarial gains recognized during the year	-	(2)	-	3	(6)	(17)
Other	1	-	-	(1)	1	-
Total recognized in other comprehensive loss (income)	$(28)	$19	$(3)	$(16)	$1	$8
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$(28)	$22	$(1)	$(12)	$14	$32

(1)
Represents actual return on plan assets in excess of the expected return.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

Significant actuarial assumptions used in determining the benefit obligations and net periodic benefit (income) cost for benefit plans are presented in the following table as weighted averages.

	U.S. Plans			Non-U.S. Plans
	2021	2020	2019	2021	2020	2019
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	3.0%	2.7%	3.3%	1.2%	0.7%	1.1%
Interest crediting rate	6.0%	6.0%	6.0%	1.5%	1.5%	1.5%
Expected annual rate of compensation increase	3.2%	3.5%	3.4%	2.4%	2.4%	2.4%
Actuarial assumptions used to determine net periodic benefit cost for the year ended December 31:
Discount rate - benefit obligation	2.7%	3.3%	4.5%	0.7%	1.1%	2.0%
Interest crediting rate	6.0%	6.0%	6.0%	1.5%	1.5%	1.5%
Expected rate of return on plan assets	4.7%	5.4%	5.7%	2.3%	2.7%	2.8%
Expected annual rate of compensation increase	3.5%	3.4%	3.4%	2.4%	2.4%	2.4%

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

The expected rate of return on U.S. plan assets of 4.7% is a long-term rate based on historical plan asset returns over varying long-term periods combined with current market conditions and broad asset mix considerations. The Company reviews the expected rate of return on an annual basis and revises it as appropriate.

For non-U.S. benefit plans, actuarial assumptions reflect economic and market factors relevant to each country.

The following amounts relate to pension plans with accumulated benefit obligations exceeding the fair value of plan assets.

	December 31,
	U.S. Plans		Non-U.S. Plans
	2021	2020	2021	2020
Projected benefit obligation	$3	$374	$139	$161
Accumulated benefit obligation	$2	$358	$124	$139
Fair value of plan assets	$-	$340	$31	$28

The following amounts relate to pension plans with projected benefit obligations exceeding the fair value of the plan assets.

	December 31,
	U.S. Plans		Non-U.S. Plans
	2021	2020	2021	2020
Projected benefit obligation	$348	$374	$141	$161
Accumulated benefit obligation	$337	$358	$125	$139
Fair value of plan assets	$342	$340	$32	$28

The Company utilized a third-party investment management firm to serve as its Outsourced Chief Investment Officer; however, the Company has appointed an internal fiduciary committee that monitors adherence to the investment guidelines the firm will follow.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

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

A majority of the U.S. pension plan assets as of December 31, 2021 do not have published pricing and are valued using Net Asset Value (“NAV”) which approximates fair value. NAV by asset category and fair value by asset category are as follows for December 31, 2021 and 2020:

	U.S. Plans
	December 31, 2021		December 31, 2020
	Total	NAV	Total	NAV	Level 1
Cash and cash equivalents	$4	$4	$6	$1	$5
Equity	95	95	105	105	-
Investment funds	16	16	14	14	-
U.S. treasury obligations	-	-	16	16	-
Government bonds	39	39	41	41	-
Corporate bonds	153	153	126	126	-
Real estate / property	35	35	32	32	-
Total assets at fair value	$342	$342	$340	$335	$5

The fair values of the non-U.S. pension plan assets as by asset category are as follows:

	Non-U.S. Plans
	December 31, 2021				December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Equity	$1	$1	$-	$-	$1	$1	$-	$-
Government bonds	1	-	1	-	1	-	1	-
Insurance contracts	10	-	-	10	10	-	-	10
Other	20	-	-	20	16	-	-	16
Total assets at fair value	$32	$1	$1	$30	$28	$1	$1	$26

5

The following table summarizes changes in the fair value of Level 3 assets for Non-U.S. plans:

Non-U.S. Plans
Balance at December 31, 2018	$6
Return on plan assets	2
Purchases, sales and settlements, net	15
Other	1
Balance at December 31, 2019	24
Return on plan assets	-
Purchases, sales and settlements, net	(1)
Other	3
Balance at December 31, 2020	26
Return on plan assets	1
Purchases, sales and settlements, net	4
Other	(1)
Balance at December 31, 2021	$30

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

Corporate Bonds and Government Bonds held as of December 31, 2021 and 2020 are valued either by using pricing models, bids provided by brokers or dealers, quoted prices of securities with similar characteristics or discounted cash flows and as such include adjustments for certain risks that may not be observable such as credit and liquidity risks. Other investments as of December 31, 2021 and 2020 and Insurance Contracts are classified as Level 3 as there are neither quoted prices nor other observable inputs for pricing. Insurance Contracts are issued by insurance companies and are valued at cash surrender value, which approximates the contract fair value. Other investments consist of a collective pension foundation that is valued and allocated by the plan administrator.

The Company utilizes the services of retirement and investment consultants to actively manage the assets of the Company’s pension plans. The Company has established asset allocation targets and investment guidelines based on the guidance of the consultants. The Company’s target allocations are 54% fixed income investments, 28% global equity investments, 9% global real estate investments and 9% cash and other investments.

The Company’s general funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. In 2021, it was not required to make contributions to the U.S. pension plans, and no contributions were made. There is no requirement to make any contributions to the U.S. pension plans in 2022. In 2021, contributions of $3 million were made to the non-U.S. pension plans to satisfy regulatory funding requirements. In 2022, the Company expects to make contributions of cash and/or marketable securities of approximately $3 million to the non-U.S. pension plans to satisfy regulatory funding standards. Contributions for both the U.S. and non-U.S. pension plans do not reflect benefits paid directly from Company assets.

Benefit payments, including amounts to be paid from Company assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

	U.S. Plans	Non-U.S. Plans
2022	$15	$3
2023	$15	$2
2024	$16	$3
2025	$17	$3
2026	$18	$3
2027-2031	$96	$23

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

Note 22. Geographic Areas—Financial Data

	Net Revenue (1) Years Ended December 31,			Long-lived Assets (2) December 31,
	2021	2020	2019	2021	2020	2019
United States	$4,181	$3,543	$3,423	$244	$260	$272
Europe	1,196	1,121	1,117	139	144	136
Other International	469	407	448	46	47	45
	$5,846	$5,071	$4,988	$429	$451	$453

(1)
Revenue between geographic areas approximate market and is not significant. Net revenue is classified according to their country of origin. Included in United States net revenue are export sales of $26 million, $21 million and $27 million in 2021, 2020 and 2019, respectively.
(2)
Long-lived assets are comprised of Property, plant and equipment – net and lease right-of-use assets.

Note. 23 Subsequent Events

On February 6, 2022, the Company entered into an Equity Purchase Agreement providing for the Company to purchase 100% of the issued and outstanding capital stock of First Alert, Inc. (“First Alert”). First Alert and its subsidiaries offer a comprehensive portfolio of detection and suppression devices, including smoke alarms, carbon monoxide alarms, combination alarms, connected fire and carbon monoxide devices, and fire extinguishers and other suppression solutions, including through the First Alert®, BRK® and Onelink® brands. The base purchase price payable by the Company upon closing of the acquisition of First Alert is $593 million. The Company expects to fund the acquisition, through a combination of cash on hand, and incremental borrowings under a term loan facility. The transaction is anticipated to be completed in the first quarter of 2022, and is subject to customary closing conditions, including receipt of applicable regulatory approvals.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8. Financial Statements and Supplementary Data of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

RESIDEO TECHNOLOGIES, INC.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2021 in connection with our 2022 Annual Meeting of Stockholders, or the 2022 Proxy Statement, and is incorporated herein by reference.

Item 11. Executive Compensation

Information relating to executive compensation is contained in the 2022 Proxy Statement referred to above in Item 10. Directors, Executive Officers and Corporate Governance, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to certain beneficial ownership of certain stockholders and management, as well as certain other information required by this Item 12, will be contained in the 2022 Proxy Statement referred to above in Item 10. Directors, Executive Officers and Corporate Governance, and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information relating to certain relationships and related transactions, as required by this Item 13, will be contained in the 2022 Proxy Statement referred to above in Item 10. Directors, Executive Officers and Corporate Governance, and such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information relating to fees paid to and services performed by Deloitte & Touche LLP and our Audit Committee’s pre-approval policies and procedures with respect to non-audit services are contained in the 2022 Proxy Statement referred to above in Item 10. Directors, Executive Officers and Corporate Governance, and such information is incorporated herein by reference.

RESIDEO TECHNOLOGIES, INC.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The Consolidated Financial Statements and related notes, together with the report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm (PCAOB ID No. 34), appear in Part II Item 8. Financial Statements and Supplementary Data of this Form 10-K.

(a)(2) Financial Statements Schedules

All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

(a)(3) Exhibits

The Exhibits listed below on the Exhibit Index are filed or incorporated by reference as part of this Form 10-K.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1

Indemnification and Reimbursement Agreement, dated October 14, 2018, between New HAPI Inc. and Honeywell International Inc. (incorporated by reference to Exhibit 2.1 to Resideo’s Form 10-K filed on February 25, 2021, File No. 001-38635)

2.2

Separation and Distribution Agreement, dated October 19, 2018, between Honeywell International Inc. and Resideo Technologies, Inc.* (incorporated by reference to Exhibit 2.1 to Resideo’s Form 8-K filed on October 19, 2018, File No. 001-38635)

2.3

Transition Services Agreement, dated October 19, 2018, between Honeywell International Inc. and Ademco Inc., a subsidiary of Resideo Technologies, Inc.* (incorporated by reference to Exhibit 2.2 to Resideo’s Form 8-K filed on October 19, 2018, File No. 001-38635)

2.4

Tax Matters Agreement, dated October 19, 2018, between Honeywell International Inc. and Resideo Technologies, Inc.* (incorporated by reference to Exhibit 2.3 to Resideo’s Form 8-K filed on October 19, 2018, File No. 001-38635)

2.5

Employee Matters Agreement, dated October 19, 2018, between Honeywell International Inc. and Resideo Technologies, Inc.* (incorporated by reference to Exhibit 2.4 to Resideo’s Form 8-K filed on October 19, 2018, File No. 001-38635)

2.6

Patent Cross-License Agreement, dated October 19, 2018, between Honeywell International Inc. and Resideo Technologies, Inc.* (incorporated by reference to Exhibit 2.5 to Resideo’s Form 8-K filed on October 19, 2018, File No. 001-38635)

2.7

Trademark License Agreement, dated October 19, 2018, between Honeywell International Inc. and Resideo Technologies, Inc.* (incorporated by reference to Exhibit 2.6 to Resideo’s Form 8-K filed on October 19, 2018, File No. 001-38635)

2.8

First Amendment to Indemnification and Reimbursement Agreement, dated as of April 21, 2020, between Resideo Intermediate Holding Inc. and Honeywell International Inc. (incorporated by reference to Exhibit 2.1 to Resideo’s Form 8-K filed on April 23, 2020, File No. 001-38635)

RESIDEO TECHNOLOGIES, INC.

2.9

First Amendment to Trademark License Agreement, dated as of April 21, 2020, between Resideo Technologies, Inc. and Honeywell International Inc. (incorporated by reference to Exhibit 2.7 to Resideo’s Form 8-K filed on April 23, 2020, File No. 001-38635)

2.10

Second Amendment to Indemnification and Reimbursement Agreement, dated as of July 28, 2020, between Resideo Intermediate Holding Inc. and Honeywell International Inc. (incorporated by reference to Exhibit 2.1 to Resideo’s Form 8-K filed on July 31, 2020, File No. 001-38635)

2.11

Second Amendment to Trademark License Agreement, dated as of September 23, 2020, between Resideo Technologies, Inc. and Honeywell International Inc. (incorporated by reference to Exhibit 2.11 to Resideo’s form 10-K filed on February 25, 2021, File No. 001-38635)

2.12

Third Amendment to Indemnification and Reimbursement Agreement, dated as of November 16, 2020, between Resideo Intermediate Holding Inc. and Honeywell International Inc.* (incorporated by reference to Exhibit 2.1 to Resideo’s Form 8-K filed on November 20, 2020, File No. 001-38635)

2.13

Fourth Amendment to Indemnification and Reimbursement Agreement, dated as of February 12, 2021, between Resideo Intermediate Holding Inc. and Honeywell International Inc. (incorporated by reference to Exhibit 2.1 to Resideo’s Form 8-K filed February 17, 2021, File No. 001-38635).

3.1	Amended and Restated Certificate of Incorporation of Resideo Technologies, Inc. (incorporated by reference to Exhibit 3.1 to Resideo’s Form 8-K filed on October 29, 2018, File No. 001-38635)

3.2	Amended and Restated By-laws of Resideo Technologies, Inc. (incorporated by reference to Exhibit 3.1 to Resideo’s Form 8-K filed on February 19, 2021, File No. 001-38635)

4.1	Description of Securities of Registrant (incorporated by reference to Exhibit 4.1 to Resideo’s form 10-K filed on February 25, 2021, File No. 001-38635)

4.2

Indenture, dated as of October 19, 2018, among Resideo Funding Inc., Resideo Technologies, Inc., the other guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee. (incorporated by reference to Exhibit 4.1 to Resideo’s Form 8-K filed on October 19, 2018, File No. 001-38635)

4.3

Indenture, dated as of August 26, 2021, among Resideo Funding, Inc., as issuer, Resideo Technologies, Inc., the other guarantors named therein, and U.S. Bank National Association, as trustee. (incorporated by reference to Exhibit 4.1 to Resideo’s Form 8-K filed on August 27, 2021, File No. 001-38635)

10.01	Form of Internal Hire Offer Letter ‡ (incorporated by reference to Exhibit 10.03 to Resideo’s Form 10 filed on August 23, 2018, File No. 001-38635)

10.02	Resideo Technologies Supplemental Savings Plan ‡ (incorporated by reference to Exhibit 10.05 to Resideo’s Form 10-K filed on March 18, 2019, File No. 001-38635)

10.03

Resideo Technologies, Inc. Severance Plan For Designated Officers as amended on November 15, 2018 ‡ (incorporated by reference to Exhibit 10.07 to Resideo’s Form 10-K filed on March 18, 2019, File No. 001-38635)

10.04

Credit Agreement, dated as of October 25, 2018, by and among Resideo Technologies, Inc., Resideo Holding Inc., Resideo Intermediate Holding Inc., Resideo Funding Inc., the Lenders and Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K/A filed on October 29, 2018, File No. 001-38635)

10.05

First Amendment to Credit Agreement dated as of November 26, 2019, by and among the Company Resideo Holding Inc., a Delaware corporation, Resideo Intermediate Holding Inc., a Delaware corporation, Resideo Funding Inc., a Delaware corporation, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K filed on November 27, 2019. File No. 001-38635)

RESIDEO TECHNOLOGIES, INC.

10.06	Resideo Amended and Restated 2018 Stock Incentive Plan ‡ (incorporated by reference to Exhibit 10.1 to Resideo’s Form 10-Q filed on August 7, 2019, File No. 001-38635)

10.07	2018 Stock Plan for Non-Employee Directors of Resideo Technologies, Inc. ‡ (incorporated by reference to Exhibit 4.4 to Resideo’s Form S-8 filed on December 6, 2018, File No. 333-228687)

10.08

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

10.15	Resideo Technologies UK Sharebuilder Plan. ‡ (incorporated by reference to Exhibit 4.12 to Resideo’s Form S-8 filed on December 6, 2018, File No. 333-228687)

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

10.20	Resideo Supplemental Pension Plan ‡ (incorporated by reference to Exhibit 10.24 to Resideo’s Form 10-K filed on March 18, 2019, File No. 001-38635)

10.21	Bonus Plan of Resideo Technologies, Inc. ‡ (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K filed on February 14, 2019, File No. 001-38635)

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

10.24

Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates Form of Performance Stock Unit Agreement (adopted 2020). ‡ (incorporated by reference to Exhibit 10.7 to Resideo’s Form 10-Q filed on May 7, 2020, File No. 001-38635)

10.25	Employment Agreement Letter with Jay Geldmacher dated May 18, 2020. ‡ (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K filed on May 19, 2020, File No. 001-38635)

10.26	Amendment to Employment Agreement Letter with Jay Geldmacher dated July 1, 2021. ‡ (incorporated nu reference to Exhibit 10.1 to Resideo’s Form 10-Q filed August 5, 2021, File No. 001-38635)

10.27	Offer Letter of Anthony L. Trunzo. ‡ (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K filed on May 29, 2020, File No. 001-38635)

10.28

Second Amendment to Credit Agreement dated as of November 16, 2020, by and among the Company, Resideo Holding Inc., a Delaware corporation, Resideo Intermediate Holding Inc., a Delaware corporation, Resideo Funding Inc., a Delaware corporation, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K filed on November 20, 2020. File No. 001-38635)

10.29

Amendment and Restatement Agreement, dated as of February 12, 2021, by and among the Resideo Technologies, Inc., Resideo Holding Inc., Resideo Intermediate Holding Inc., Resideo Funding Inc., certain other subsidiaries of Resideo Technologies, Inc., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K filed February 17, 2021, File No. 001-38635)

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

RESIDEO TECHNOLOGIES, INC.

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

Resideo Technologies, Inc.

Date: February 15, 2022	By:	/s/ Anthony L. Trunzo
Anthony L. Trunzo
Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as the
Registrant’s Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name	Title	Date
/s/ Jay Geldmacher	President, Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2022
Jay Geldmacher
*	Chairman of the Board	February 15, 2022
Roger B. Fradin
*	Director	February 15, 2022
Paul F. Deninger
*	Director	February 15, 2022
Cynthia Hostetler
*	Director	February 15, 2022
Brian G. Kushner
*	Director	February 15, 2022
Jack R. Lazar
*	Director	February 15, 2022
Nina L. Richardson
*	Director	February 15, 2022
Andrew C. Teich
*	Director	February 15, 2022
Sharon Wienbar
*	Director	February 15, 2022
Kareem Yusuf
*	Director	February 15, 2022

*By:	/s/ Jeannine J. Lane
(Jeannine J. Lane, Attorney-in-Fact)

February 15, 2022