Form 10-Q
period 2022-04-02
RESIDEO TECHNOLOGIES, INC.
filed 2022-05-03
CIK 1740332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2022

or

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

(480) 573-5340

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 29, 2022 was 145,400,448 shares.

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

These and other factors are more fully discussed in our filings with the U.S. Securities and Exchange Commission, including the “Risk Factors” section in our 2021 Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report on Form 10-K”) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in this Form 10-Q. There have been no material changes to the risk factors described in our 2021 Annual Report on Form 10-K. These risks could cause actual results to differ materially from those implied by forward-looking statements in this Form 10-Q. Even if our results of operations, financial condition and liquidity and the development of the industries in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.

Any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

PART I

The financial statements and related footnotes as of April 2, 2022 should be read in conjunction with the financial statements for the year ended December 31, 2021 contained in our 2021 Annual Report on Form 10-K.

Item 1. Financial Statements

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(In millions except shares in thousands and per share data)

(Unaudited)

	Three Months Ended
	April 2, 2022	April 3, 2021
Net revenue	$1,506	$1,419
Cost of goods sold	1,072	1,051
Gross profit	434	368
Research and development expenses	24	21
Selling, general and administrative expenses	238	217
Operating profit	172	130
Other expense, net	40	44
Interest expense	11	13
Income before taxes	121	73
Tax expense	34	24
Net income	$87	$49
Weighted Average Number of Common Shares Outstanding (in thousands)
Basic	145,118	143,382
Diluted	148,760	147,656
Earnings Per Share
Basic	$0.60	$0.34
Diluted	$0.58	$0.33

The unaudited Notes to Consolidated Interim Financial Statements are an integral part of these statements.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended
	April 2, 2022	April 3, 2021
Net income	$87	$49
Other comprehensive income (loss), net of tax
Foreign exchange translation adjustment	(9)	(26)
Changes in unrealized gain on derivatives	23	2
Total other comprehensive income (loss), net of tax	14	(24)
Comprehensive income	$101	$25

The unaudited Notes to Consolidated Interim Financial Statements are an integral part of these statements.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED INTERIM BALANCE SHEETS

(In millions, except number of shares which are reflected in thousands and par value)

(Unaudited)

	April 2, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$244	$779
Accounts receivable – net	1,008	876
Inventories – net	922	740
Other current assets	165	146
Total current assets	2,339	2,541
Property, plant and equipment – net	350	287
Goodwill	3,125	2,661
Other assets	431	364
Total assets	$6,245	$5,853
LIABILITIES
Current liabilities:
Accounts payable	$958	$883
Current maturities of debt	12	10
Accrued liabilities	576	601
Total current liabilities	1,546	1,494
Long-term debt	1,412	1,220
Obligations payable under Indemnification Agreements	592	585
Other liabilities	334	302
COMMITMENTS AND CONTINGENCIES
EQUITY
Common stock, $0.001 par value, 700,000 shares authorized, 147,068 and 145,372 shares issued and outstanding as of April 2, 2022, 146,248 and 144,808 shares issued and outstanding as of December 31, 2021, respectively	-	-
Additional paid-in capital	2,135	2,121
Treasury stock, at cost	(27)	(21)
Retained earnings	404	317
Accumulated other comprehensive loss	(151)	(165)
Total equity	2,361	2,252
Total liabilities and equity	$6,245	$5,853

The unaudited Notes to Consolidated Interim Financial Statements are an integral part of these statements.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended
	April 2, 2022	April 3, 2021
Cash flows (used for) provided by operating activities:
Net income	$87	$49
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	20	23
Stock compensation expense	11	9
Other	2	25
Changes in assets and liabilities, net of acquired companies:
Accounts receivable	(61)	(17)
Inventories – net	(66)	(10)
Other current assets	(12)	16
Accounts payable	17	(15)
Accrued liabilities	(66)	(66)
Obligations payable under Indemnification Agreements	7	(7)
Other	2	(2)
Net cash (used for) provided by operating activities	(59)	5
Cash flows used for investing activities:
Expenditures for property, plant, equipment and other intangibles	(19)	(19)
Cash paid for acquisitions, net of cash acquired	(633)	(5)
Other	(13)	-
Net cash used for investing activities	(665)	(24)
Cash flows provided by financing activities:
Proceeds from long-term debt	200	950
Payment of debt facility issuance and modification costs	(4)	(21)
Repayment of long-term debt	(3)	(921)
Other	(4)	5
Net cash provided by financing activities	189	13
Effect of foreign exchange rate changes on cash and cash equivalents	-	(3)
Net decrease in cash and cash equivalents	(535)	(9)
Cash and cash equivalents at beginning of period	779	517
Cash and cash equivalents at end of period	$244	$508

The unaudited Notes to Consolidated Interim Financial Statements are an integral part of these statements.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED INTERIM STATEMENTS OF EQUITY

(In millions, shares in thousands)

(Unaudited)

Three Months Ended April 2, 2022	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at January 1, 2022	144,808	1,440	$-	$(21)	$2,121	$317	$(165)	$2,252
Net income	-	-	-	-	-	87	-	87
Other comprehensive income, net of tax	-	-	-	-	-	-	14	14
Stock issuances, net of shares withheld for taxes	564	256	-	(6)	3	-	-	(3)
Stock-based compensation	-	-	-	-	11	-	-	11
Balance at April 2, 2022	145,372	1,696	$-	$(27)	$2,135	$404	$(151)	$2,361

Three Months Ended April 3, 2021	Common Shares	Treasury Shares	Common Stock	Treasury Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at January 1, 2021	143,059	900	$-	$(6)	$2,070	$75	$(146)	$1,993
Net income	-	-	-	-	-	49	-	49
Other comprehensive loss, net of tax	-	-	-	-	-	-	(24)	(24)
Stock issuances, net of shares withheld for taxes	760	169	-	(4)	9	-	-	5
Stock-based compensation	-	-	-	-	9	-	-	9
Balance at April 3, 2021	143,819	1,069	$-	$(10)	$2,088	$124	$(170)	$2,032

The unaudited Notes to Consolidated Interim Financial Statements are an integral part of these statements.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

(Unaudited)

Note 1. Organization, Operations, and Basis of Presentation

Business Description

Resideo Technologies, Inc. (“Resideo” or “the Company”), is a leading manufacturer and developer of technology-driven products that provide critical comfort, energy, smoke and carbon monoxide detection home safety products, and security solutions to homes globally. The Company is also the leading wholesale distributor of low-voltage security products including access control, fire detection, intrusion, and video products, and participates significantly in the broader related markets of audio, communications, data communications, networking, power, ProAV, smart home, and wire and cable. The Company has a global footprint serving commercial and residential end markets.

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

The Company reports financial information on a fiscal quarter basis using a “modified” 4-4-5 calendar (modified in that the fiscal year always begins on January 1 and ends on December 31). The effects of this practice are generally not significant to reported results for any quarter. In the event that differences in closing dates are material to year-over-year comparisons of quarterly or year-to-date results, the Company will provide appropriate disclosures.

Reclassification

Certain reclassifications have been made to the prior period financial statements to conform to the classification adopted in the current period.

The prior period unaudited consolidated interim statement of operations was reclassified to present research and development expenses as a separate line item within the statement. Research and development expenses were formerly included within Selling, general and administrative expenses.

Note 2. Summary of Significant Accounting Policies

The Company’s accounting policies are set forth in Note 2. Summary of Significant Accounting Policies of the Company’s Notes to Consolidated and Combined Financial Statements included in the 2021 Annual Report on Form 10-K.

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

Note 3. Revenue Recognition

Disaggregated Revenue

The Company has two operating segments, Products & Solutions and ADI Global Distribution. Disaggregated revenue information for Products & Solutions is presented by product grouping while ADI Global Distribution is presented by region. Beginning January 1, 2022, the Products & Solutions segment further disaggregated the Comfort product grouping into Air and Water. Residential Thermal Solutions is now referenced as Energy.

Revenues by product grouping and region are as follows:

	Three Months Ended
	April 2, 2022	April 3, 2021
Air	$214	$191
Water	91	88
Energy	159	150
Security	155	177
Products & Solutions	619	606

U.S. and Canada	752	667
EMEA (1)	126	134
APAC (2)	9	12
ADI Global Distribution	887	813
Net revenue	$1,506	$1,419

(1) EMEA represents Europe, the Middle East and Africa.

(2) APAC represents Asia and Pacific countries.

The Company recognizes the majority of its revenue from performance obligations outlined in contracts with its customers that are satisfied at a point in time. Less than 3% of the Company’s revenue is satisfied over time. As of April 2, 2022 and April 3, 2021, contract assets and liabilities were not material.

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

ADI Global Distribution—The ADI Global Distribution business is the leading distributor of low-voltage security products including access control, fire detection, intrusion, and video products and participates significantly

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

(Unaudited)

in the broader related markets of audio, communications, data communications, networking, power, ProAV, smart home, and wire and cable.

Corporate—Corporate includes executive, legal, finance, information technology, human resources, strategy, and communications activities not allocated directly to either business units.

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions, and assesses operating performance.

	Three Months Ended
	April 2, 2022	April 3, 2021
Revenue
Total Products & Solutions revenue	$714	$700
Less: Intersegment revenue	95	94
External Products & Solutions revenue	619	606
External ADI Global Distribution revenue	887	813
Total revenue	$1,506	$1,419

	Three Months Ended
	April 2, 2022	April 3, 2021
Operating profit
Products & Solutions	$153	$130
ADI Global Distribution	80	59
Corporate	(61)	(59)
Total	$172	$130

The Company’s Chief Operating Decision Maker does not use segment assets information to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.

Note 5. Stock-Based Compensation Plans

Restricted Stock Units (“RSUs”) and Performance Stock Unit (“PSUs”)

During the three months ended April 2, 2022, as part of the Company’s annual long-term compensation under the 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates and the 2018 Stock Incentive Plan for Non-Employee Directors of Resideo Technologies, Inc. as may be amended from time to time (together, the “Stock Incentive Plan”), it granted 672,453 market-based PSUs and 808,919 service-based RSUs to eligible employees. The weighted average grant date fair value per share for market-based PSUs and service-based RSUs was $36.11 and $24.87, respectively.

Note 6. Leases

The Company is party to operating leases for the majority of its manufacturing sites, offices, engineering and lab sites, stocking locations, warehouses, automobiles, and certain equipment. Certain of the Company’s real estate leases include variable rental payments which adjust periodically based on inflation. Generally, the Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

(Unaudited)

The Company’s operating lease costs for the three months ended April 2, 2022 and April 3, 2021 consisted of the following:

	Three Months Ended
	April 2, 2022	April 3, 2021
Cost of goods sold	$3	$4
Selling, general and administrative	12	12
Total operating lease costs	$15	$16

Total operating lease costs include variable lease costs of $4 million for the three months ended April 2, 2022 and April 3, 2021. Total operating lease costs also include offsetting sublease income which is immaterial for the three months ended April 2, 2022 and April 3, 2021.

The Company recognized the following related to its operating leases:

	Financial Statement Line Item	At April 2, 2022	At December 31, 2021
Operating right-of-use assets	Other assets	$164	$141
Operating lease liabilities - current	Accrued liabilities	$36	$32
Operating lease liabilities - noncurrent	Other liabilities	$140	$120

Maturities of the Company’s operating lease liabilities were as follows:

At April 2, 2022
2022	$33
2023	40
2024	31
2025	25
2026	21
Thereafter	55
Total lease payments	205
Less: imputed interest	29
Present value of operating lease liabilities	$176
Weighted-average remaining lease term (years)	6.10
Weighted-average incremental borrowing rate	5.08%

Supplemental cash flow information related to the Company’s operating leases was as follows:

	Three Months Ended
	April 2, 2022	April 3, 2021
Operating cash outflows	$8	$8
Operating right-of-use assets obtained in exchange for operating lease liabilities	$32	$10

Note 7. Income Taxes

The Company recorded tax expense of $34 million and $24 million for the three months ended April 2, 2022 and April 3, 2021 respectively.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

(Unaudited)

For interim periods, income tax is equal to the total of (1) year-to-date pretax income multiplied by the Company’s forecasted effective tax rate plus (2) tax expense items specific to the period. In situations where the Company expects to report losses for which the Company does not expect to receive tax benefits, the Company applies separate forecasted effective tax rates to those jurisdictions rather than including them in the consolidated forecasted effective tax rate.

For the three months ended April 2, 2022 the net tax expense of $34 million consists primarily of interim period tax expense of $35 million based on year-to-date pretax income multiplied by the Company’s forecasted effective tax rate, partially offset by a tax benefit specific to the period of approximately $1 million consisting primarily of excess deductions for share-based compensation and the release of a previously unrecognized tax benefit. In addition to items specific to the period, the Company’s income tax rate is impacted by the mix of earnings across the jurisdictions in which the Company operates, non-deductible expenses, and U.S. taxation of foreign earnings.

Note 8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in millions, except shares in thousands and per share data):

	Three Months Ended
	April 2, 2022	April 3, 2021
Numerator:
Net income	$87	$49
Denominator - Weighted average common shares outstanding (in thousands):
Basic	145,118	143,382
Add: dilutive effect of common stock equivalents	3,642	4,274
Diluted	148,760	147,656

Earnings per share:
Basic	$0.60	$0.34
Diluted	$0.58	$0.33

Diluted earnings per share is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of the Company’s common stock for the three months ended April 2, 2022 and April 3, 2021. For the three months ended April 2, 2022, average options and other rights to purchase approximately 0.5 million shares of common stock were outstanding and anti-dilutive, and therefore excluded from the computation of diluted earnings per common share. In addition, an average of 0.9 million shares of performance-based unit awards are excluded from the computation of diluted earnings per common share for the three months ended April 2, 2022, as the contingency had not been satisfied. For the three months ended April 3, 2021, average options and other rights to purchase approximately 0.1 million shares of common stock were outstanding and anti-dilutive, and therefore excluded from the computation of diluted income per common share. An average of approximately 0.7 million shares of performance-based unit awards are excluded from the computation of diluted earnings per common share for the three months ended April 3, 2021, as the contingency had not been satisfied.

Note 9. Inventories—Net

	April 2, 2022	December 31, 2021
Raw materials	$273	$174
Work in process	25	17
Finished products	624	549
	$922	$740

Note 10. Acquisitions

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

(Unaudited)

On February 6, 2022, the Company entered into an agreement to acquire 100% of the issued and outstanding capital stock of First Alert, Inc. (“First Alert”), a leading provider of home safety products. The acquisition closed on March 31, 2022 for an aggregate cash purchase price of $620 million, subject to post-closing adjustment. First Alert is expected to expand and leverage the Company's footprint in the home with complementary smoke and carbon monoxide detection home safety products and fire suppression products. The business is included within the Products & Solutions segment.

The Company has not completed the valuation analysis and calculations necessary to finalize the required purchase price allocations. The consideration paid by the Company to complete the acquisition has been allocated preliminarily to the assets acquired and liabilities assumed based upon the net book values. The purchase price in excess of the net book value was recorded as goodwill, as of the date of the acquisition, as a temporary measure pending the completion of the valuation analysis. The Company included net assets and Goodwill of $156 million and $464 million, respectively, in the Consolidated Interim Balance Sheets as of April 2, 2022. Accordingly, the purchase price allocations are preliminary and are subject to future adjustments during the maximum one-year allocation period. In addition to goodwill, the final purchase price allocation is expected to include adjustments to the net assets recognized at book value and significant allocations from Goodwill to intangible assets, such as customer relationships, trade name, developed technology, and leasehold interests.

The following table summarizes the preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed as of the date of the acquisition:

Accounts receivable – net	$72
Inventories – net	113
Cash and other current assets	5
Property, plant and equipment – net	64
Goodwill (includes unallocated identified intangible assets)	464
Other assets (non-current)	30
Total assets	$748
Accounts payable	57
Accrued liabilities	43
Other liabilities	28
Net assets acquired	$620

The Company expensed approximately $10 million of costs related to the acquisition of First Alert during the three months ended April 2, 2022. These costs, which consist primarily of advisory, insurance, and legal fees, are included in Selling, general and administrative expenses in the accompanying Consolidated Interim Statements of Operations.

On February 14, 2022, the Company acquired 100% of the outstanding equity of Arrow Wire and Cable Inc. (“Arrow”), a leading regional distributor of data communications, connectivity and security products, for an aggregate cash purchase price of $15 million. The business is included within the ADI Global Distribution segment and is expected to strengthen the Company’s global distribution portfolio in the data communications category with an assortment of copper and fiber cabling and connectivity, connectors, racking solutions and network equipment. The Company is still assessing the final allocation of the purchase price to the assets and liabilities of the business.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

(Unaudited)

Note 11. Accrued Liabilities

	April 2, 2022	December 31, 2021
Obligations payable under Indemnification Agreements	$140	$140
Taxes payable	79	54
Compensation, benefit and other employee-related	75	114
Customer rebate reserve	66	94
Other	216	199
	$576	$601

Refer to Note 12. Commitments and Contingencies for further details on Obligations payable under Indemnification Agreements.

Note 12. Commitments and Contingencies

Environmental Matters

The Company is subject to various federal, state, local, and foreign government requirements relating to the protection of the environment and accrues costs related to environmental matters when it is probable that it has incurred a liability related to a contaminated site and the amount can be reasonably estimated. Environmental-related expenses for sites owned and operated by Resideo are presented within Cost of goods sold for operating sites. For the three months ended April 2, 2022 and April 3, 2021, environmental expenses related to these operating sites were not material. Liabilities for environmental costs were $22 million as of April 2, 2022 and December 31, 2021.

Obligations Payable Under Indemnification Agreements

The indemnification and reimbursement agreement (the “Reimbursement Agreement”) and the tax matters agreement (the “Tax Matters Agreement”) (collectively, the “Indemnification Agreements”) are described below.

Reimbursement Agreement

In connection with the Spin-Off, the Company entered into the Reimbursement Agreement with Honeywell pursuant to which the Company has an obligation to make cash payments to Honeywell in amounts equal to 90% of payments for certain Honeywell environmental-liability payments, which include amounts billed (“payments”), less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales (the “recoveries”). The amount payable by the Company in respect of such liabilities arising in respect of any given year is subject to a cap of $140 million. See Note 17. Commitments and Contingencies in the Company’s 2021 Annual Report on Form 10-K for further discussion.

The following table summarizes information concerning the Company’s Reimbursement Agreement liabilities:

	Three Months Ended
	April 2, 2022	April 3, 2021
Beginning balance	$597	$591
Accruals for indemnification liabilities deemed probable and reasonably estimable	41	36
Indemnification payment	(35)	(35)
Ending balance (1)	$603	$592

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

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

(Unaudited)

For the three months ended April 2, 2022 and April 3, 2021 net expenses related to the Reimbursement Agreement were $41 million and $36 million, respectively and are recorded in Other expense, net.

Reimbursement Agreement liabilities are included in the following balance sheet accounts:

	April 2, 2022	December 31, 2021
Accrued liabilities	$140	$140
Obligations payable under Indemnification Agreements	463	457
	$603	$597

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

Tax Matters Agreement

In connection with the Spin-Off, the Company entered into the Tax Matters Agreement with Honeywell pursuant to which it is responsible and will indemnify Honeywell for certain taxes, including certain income taxes, sales taxes, VAT and payroll taxes, relating to the business for all periods, including periods prior to the consummation of the Spin-Off. In addition, the Tax Matters Agreement addresses the allocation of liability for taxes that are incurred as a result of restructuring activities undertaken to effectuate the Spin-Off. As of April 2, 2022 and December 31, 2021, the Company has recorded a liability in respect to the Tax Matters Agreement of $128 million, which is included in Obligations payable under Indemnification Agreements.

Trademark Agreement

In connection with the Spin-Off, the Company and Honeywell entered into a 40-year Trademark License Agreement (the “Trademark Agreement”) that authorizes the Company’s use of certain licensed trademarks in the operation of Resideo’s business for the advertising, sale, and distribution of certain licensed products. In exchange, the Company pays a royalty fee which is generally equal to 1.5% on net revenue to Honeywell related to such licensed products which is recorded in Selling, general and administrative expenses on the unaudited Consolidated Interim Statements of Operations. For the three months ended April 2, 2022 and April 3, 2021, royalty fees were $6 million and $5 million, respectively.

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

The Company, the Company’s former CEO Michael Nefkens, the Company’s former CFO Joseph Ragan, and the Company’s former CIO Niccolo de Masi were named defendants in a class action securities suit that was filed in the U.S. District Court for the District of Minnesota styled In re Resideo Technologies, Inc. Securities Litigation, (the “Securities Litigation”). The amended complaint asserted claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, broadly alleging, among other things, that the defendants (or some of them) made false and misleading statements regarding, among other things, Resideo’s business, performance, the efficiency of its supply chain, operational and administrative issues resulting from the spin-off from Honeywell, certain business initiatives, and financial guidance in 2019.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

(Unaudited)

On August 18, 2021, the Company and plaintiffs’ representative executed a definitive Stipulation and Agreement of Settlement providing for, among other things, a total settlement payment of $55 million (the “Settlement”). Insurance recoveries of approximately $39 million were received related to the Settlement. On March 25, 2022, the court entered a final judgement approving the Settlement, which was amended to provide a dismissal of the Securities Litigation with prejudice on April, 14, 2022.

Certain current or former directors and officers of the Company were defendants in a consolidated derivative action in the District Court for the District of Delaware under the caption In re Resideo Technologies, Inc. Derivative Litigation, (the “Federal Derivative Action”). On September 23, 2021 the Federal Derivative Action was transferred to the District of Minnesota, where Securities Litigation was pending. On September 1, 2021, an additional shareholder derivative complaint was filed by Riviera Beach, part of the leadership group in the Federal Derivative Action, and City of Hialeah Employees Retirement System against certain current or former directors and officers of the Company in the District of Minnesota, alleging substantially that the same facts and making substantially the same claims against the same defendants as in the Federal Derivative Action, and additionally referencing board materials obtained through a demand made pursuant to Section 220 of the Delaware Code Title 8 (the “Riviera Beach Action”). On December 1, 2021, the Federal Derivative Action and the Riviera Beach Action were consolidated into a single action under the caption: In re Resideo Technologies, Inc. Derivative Litigation, (the “Consolidated Federal Derivative Action”) and was stayed pending entry of final judgement in the Securities Litigation. On April 19, 2022, after entry of the final judgement in the Securities Litigation, the court entered the parties' stipulation suspending all deadlines in the case for sixty days to facilitate settlement discussions.

On June 25, 2021, the Bud & Sue Frashier Family Trust U/A DTD 05/05/98, filed a shareholder derivative complaint against certain current or former directors and officers of the Company in the Court of Chancery of the State of Delaware, captioned Bud & Sue Frashier Trust U/A DTD 05/05/98 v. Fradin, (“Delaware Chancery Derivative Action”). The Delaware Chancery Derivative Action alleges substantially the same facts and makes substantially the same claims as the Federal Derivative Action, and additionally references board materials obtained through a demand made pursuant to Section 220 of the Delaware Code Title 8. The Delaware Chancery Derivative Action remains stayed by agreement of the parties.

While the Company is engaged in discussions concerning potential settlement of the Federal Derivative Action and the Delaware Chancery Derivative Action, there can be no guarantees that a settlement will be reached or approved. In the event that no settlement is reached, the Company intends to defend these actions vigorously, but there can be no assurance that the defense will be successful.

See Note 17. Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements in the Company’s 2021 Annual Report on Form 10-K for further discussion of these matters.

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

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(In millions, unless otherwise noted)

(Unaudited)

The following table summarizes information concerning recorded obligations for product warranties and product performance guarantees:

	Three Months Ended
	April 2, 2022	April 3, 2021
Beginning of period	$23	$22
Accruals for warranties/guarantees issued during the year	6	4
Additions from acquisitions	8	-
Adjustment of pre-existing warranties/guarantees	(2)	(1)
Settlement of warranty/guarantee claims	(5)	(5)
End of period	$30	$20

Note 13. Long-term Debt and Credit Agreement

The Company’s debt as of April 2, 2022 and December 31, 2021 consisted of the following:

	April 2, 2022	December 31, 2021
4.000% notes due 2029	$300	$300
Seven-year variable rate term loan B due 2028	1,140	943
Revolving Credit Facility	-	-
Unamortized deferred financing costs	(16)	(13)
Total outstanding indebtedness	1,424	1,230
Less: Amounts expected to be paid within one year	12	10
Total long-term debt due after one year	$1,412	$1,220

At April 2, 2022 and April 3, 2021, the interest rate for the A&R Term B Facility (defined below) was 2.76% and 2.75%, respectively, and there were no borrowings and no letters of credit issued under the A&R Revolving Credit Facility (as defined below). During the three months ended April 3, 2021, the Company incurred debt extinguishment costs of $23 million related to the execution of the A&R Credit Agreement (as defined below) and a partial redemption of previously outstanding senior notes. As of April 2, 2022, the Company was in compliance with all covenants related to the A&R Credit Agreement and the Senior Notes due 2029 (as defined below).

The Company assessed the amounts recorded under the A&R Term B Facility, the Senior Notes due 2029, and the A&R Revolving Credit Facility. The Company determined that the A&R Revolving Credit Facility approximated fair value. The A&R Term B Facility and the Senior Notes due 2029 had approximate fair values of $1,126 million and $272 million, respectively. The fair values of the debt are based on the quoted inactive prices and are therefore classified as Level 2 within the valuation hierarchy.

Senior Notes due 2029

On August 26, 2021, the Company issued $300 million in principal amount of 4% senior unsecured notes due in 2029 (the “Senior Notes due 2029”). The Senior Notes due 2029 are senior unsecured obligations of Resideo guaranteed by Resideo’s existing and future domestic subsidiaries and rank equally with all of Resideo’s senior unsecured debt and senior to all of Resideo’s subordinated debt.

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

On March 28, 2022, the A&R Credit Agreement was further amended to include an additional aggregate principal amount of $200 million in the loans.

Refer to Note 18. Long-Term Debt and Credit Agreement in the Company’s 2021 Annual Report on Form 10-K for further discussion regarding the Company’s long-term debt and credit agreement.

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

In March 2021, the Company entered into eight interest rate swap agreements (the “Swap Agreements”) with several financial institutions for a combined notional value of $560 million. The effect of the Swap Agreements is to convert a portion of the Company’s variable interest rate obligations based on three-month LIBOR with a minimum rate of 0.50% per annum to a base fixed weighted average rate of 0.9289% over terms ranging from two to four years. The Swap Agreements are adjusted to fair value on a quarterly basis. The estimated fair value is based on Level 2 inputs primarily including the forward LIBOR curve available to swap dealers. Contract gains or losses recognized in other comprehensive income (loss) totaled $23 million for the three months ended April 2, 2022. Amounts reclassified from Accumulated other comprehensive loss into earnings were not material for any of the periods presented. The fair value of the Swap Agreements as of April 2, 2022 was $28 million. Amounts expected to be reclassified into earnings in the next 12 months were not material as of April 2, 2022.

Note 15. Pension

The Company sponsors multiple funded and unfunded U.S. and non-U.S. defined benefit pension plans. Pension benefits for many of its U.S. employees are provided through non-contributory, qualified and non-qualified defined benefit plans. It also sponsors defined benefit pension plans which cover non-U.S. employees who are not U.S. citizens, in certain jurisdictions, principally Germany, Austria, Belgium, France, India, Switzerland, and the Netherlands. The pension obligations as of April 2, 2022 and December 31, 2021 were $115 million and $114 million, respectively, and are included in Other liabilities in the unaudited Consolidated Interim Balance Sheets. Net periodic benefit cost recognized in Comprehensive income (loss) is $2 million for the three months ended April 2, 2022 and April 3, 2021.

The components of net periodic benefit costs other than the service cost are included in Other expense, net in the unaudited Consolidated Interim Statements of Operations for the three months ended April 2, 2022 and April 3, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(In millions, except per share amounts)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help you understand the results of operations and financial condition of Resideo Technologies, Inc. and its consolidated subsidiaries (“Resideo” or “the Company”, “we”, “us” or “our”) for the three months ended April 2, 2022 and should be read in conjunction with the unaudited Consolidated Interim Financial Statements and the notes thereto contained elsewhere in this Form 10-Q. The financial information as of April 2, 2022 should be read in conjunction with the consolidated and combined financial statements for the year ended December 31, 2021 contained in our 2021 Annual Report on Form 10-K (the “2021 Annual Report on Form 10-K”).

Overview and Business Trends

We are a leading global manufacturer and distributor of technology-driven products and solutions that help homeowners and businesses stay connected and in control of their comfort, security, and energy use. We are a leader in the home heating, ventilation and air conditioning controls, including smoke and carbon monoxide detection home safety products, and security markets. We have a global footprint serving commercial and residential end-markets. We manage our business operations through two operating segments, Products & Solutions and ADI Global Distribution. Our Products & Solutions segment offerings include temperature and humidity control, energy products and solutions, water and air solutions, as well as smoke and carbon monoxide detection home safety products, security panels, sensors, peripherals, wire and cable, communications devices, video cameras, awareness solutions, cloud infrastructure, installation and maintenance tools, and related software. Our ADI Global Distribution business is the leading wholesale distributor of low-voltage security products including access control, fire detection, intrusion, and video products and participates significantly in the broader related markets of audio, communications, data communications, networking, power, ProAV, smart home, and wire and cable. The Products & Solutions segment, consistent with our industry, has a higher gross and operating profit margin profile in comparison to the ADI Global Distribution segment.

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

Current Quarter Developments

In March 2022, we completed the acquisition of First Alert, Inc. (“First Alert”), a leading provider of home safety products. This acquisition was integrated into the Products & Solutions portfolio and expands our footprint in the home with complementary smoke and carbon monoxide detection home safety products and fire suppression products.

In March 2022, the A&R Credit Agreement was further amended to increase the aggregate principal amount of the A&R Term B Facility by $200 million. A portion of the proceeds of this increased borrowing under the A&R Term B Facility was used to finance the First Alert acquisition.

First Quarter Highlights

Net revenue increased $87 million, or 6%, in the first quarter of 2022 compared to the same quarter of 2021, driven by price increases. During the first quarter of 2022, gross profit was favorably impacted due to timing impacts of selling through lower cost inventory in the quarter. Gross profit as a percent of net revenues increased to 29% in the first quarter of 2022 from 26% in the first quarter of 2021. The primary items driving the 300 basis point (“bps”) increase in gross profit percentage were a 300 bps benefit from price increases and sales mix.

Research and development expense for the three months ended April 2, 2022 was $24 million, an increase of $3 million from $21 million for the three months ended April 3, 2021. The increase was primarily due to planned investment to support new product launches.

Selling, general and administrative expense for the three months ended April 2, 2022 was $238 million, an increase of $21 million from $217 million for the three months ended April 3, 2021. The increase was driven by transaction costs associated with the First Alert acquisition, increased commercial investment, and labor inflation and other items totaling $27 million. The increases were partially offset by foreign currency translation, and other cost reductions totaling $6 million.

First quarter net income was $87 million for the three months ended April 2, 2022 compared to net income of $49 million for the three months ended April 3, 2021.

We ended the first quarter with $244 million in cash and cash equivalents. Net cash used for operating activities was $59 million for the three months ended April 2, 2022. At April 2, 2022, accounts receivable were $1,008 million, inventories were $922 million, accounts payable were $958 million, and there were no borrowings under our revolving credit facility.

COVID-19 and Recent Macroeconomic Environment

Our visibility toward future performance is more limited than is typical due to the uncertainty surrounding the duration and ultimate impact of COVID-19 and its variants, and the overall prevailing macroeconomic environment, including due to COVID-19. For example, recent business conditions have been impacted by shortages in key materials and components which have impacted our ability to supply certain products. We have also experienced increased labor rates, labor shortages, materials price inflation, and increased freight costs. In response to these challenges, we have, among other measures, aggressively managed supplier relationships to mitigate some of these shortages, developed contingency plans for future supply, aligned our production schedules with demand in a proactive manner; and pursued further improvements in the productivity and effectiveness of our manufacturing, selling, and administrative activities.

Basis of Presentation

Our financial statements are presented on a consolidated basis (collectively, the “Interim Financial Statements”). The Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Reclassification

The prior period unaudited consolidated interim statement of operations was reclassified to present Research and development expenses as a separate line item within the statement. Research and development expenses were formerly included within Selling, general and administrative expenses.

Components of Operating Results

Net Revenue

We manage our global business operations through two operating segments, Products & Solutions and ADI Global Distribution:

Products & Solutions: We generate the majority of our Products & Solutions net revenue primarily from residential end-markets. Our Products & Solutions segment includes traditional products, as well as connected products, which we define as any device with the capability to be monitored or controlled from a remote location by an end-user or service provider. Our products are sold primarily through a network of HVAC, plumbing, security, and electrical distributors including our ADI Global Distribution business, OEMs, and service providers such as HVAC contractors, security dealers, and plumbers, and additionally through retail and online channels for specific markets.

ADI Global Distribution: We generate revenue through the distribution of low-voltage electronic and security products, as well as audio, communications, data communications, fire, networking, smart home, power, ProAV, and wire and cable that are delivered through a comprehensive network of professional contractors, distributors and OEMs, as well as major retailers and online merchants. In addition to our own security products, ADI Global Distribution distributes products from industry-leading manufacturers and carries a line of private label products. We sell these products to contractors that service non-residential and residential end-users. 14% of ADI Global Distribution’s net revenue is supplied by our Products & Solutions segment. Management estimates that in 2022 and 2021 approximately two-thirds of ADI Global Distribution’s net revenue was attributed to commercial end markets and one-third to residential end markets.

Cost of Goods Sold

Products & Solutions: Cost of goods sold includes costs associated with raw materials, assembly, shipping and handling of those products; costs of personnel-related expenses, equipment associated with manufacturing support, logistics and quality assurance, non-research and development engineering costs, and costs of certain intangible assets.

ADI Global Distribution: Cost of goods sold consists primarily of inventory-related costs and includes labor and personnel-related expenses.

Research and Development Expenses

Research and development expenses include expenses related to development of new products as well as enhancements and improvements to existing products that substantially change the product. These expenses are primarily related to employee compensation and consulting fees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include trademark royalty expenses, sales incentives and commissions, professional fees, legal fees, promotional and advertising expenses, and personnel-related expenses, including stock compensation expense and pension benefits.

Other Expense, Net

Other expense, net consists primarily of Reimbursement Agreement expenses. For further information see Note 12. Commitments and Contingencies of Notes to Interim Financial Statements of this Form 10-Q. Other expense, net also includes debt extinguishment costs incurred as a result of the redemption of our previously outstanding senior notes due 2026 and the execution of the A&R Credit Agreement as well as foreign exchange gains and losses and other non-operating related expenses or income.

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

Results of Operations

The following table sets forth our selected unaudited consolidated interim statements of operations for the periods presented:

Unaudited Consolidated Interim Statements of Operations

(In millions except shares in thousands and per share data)

	Three Months Ended
	April 2, 2022	April 3, 2021
Net revenue	$1,506	$1,419
Cost of goods sold	1,072	1,051
Gross profit	434	368
Research and development expenses	24	21
Selling, general and administrative expenses	238	217
Operating profit	172	130
Other expense, net	40	44
Interest expense	11	13
Income before taxes	121	73
Tax expense	34	24
Net income	$87	$49
Weighted Average Number of Common Shares Outstanding (in thousands)
Basic	145,118	143,382
Diluted	148,760	147,656
Earnings Per Share
Basic	$0.60	$0.34
Diluted	$0.58	$0.33

Results of Operations for the Three Months Ended April 2, 2022 and April 3, 2021

Net Revenue

	Three Months Ended
	April 2, 2022	April 3, 2021
Net revenue	$1,506	$1,419
% change compared with prior period	6%

Net revenue for the three months ended April 2, 2022 was $1,506 million, an increase of $87 million, or 6%, from $1,419 for the three months ended April 3, 2021. The increase in net revenue was driven by price increases.

A discussion of net revenue by segment can be found in the Review of Business Segments section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cost of Goods Sold

	Three Months Ended
	April 2,	April 3,
	2022	2021
Cost of goods sold	$1,072	$1,051
% change compared with prior period	2%
Gross profit percentage	28.8%	25.9%

Cost of goods sold for the three months ended April 2, 2022 was $1,072 million, an increase of $21 million, or 2%, from $1,051 million for the three months ended April 3, 2021.

This increase in cost of goods sold was driven by increased material costs, costs related to acquisitions, increased freight costs, and labor inflation totaling $69 million. These increased costs were partially offset by the, foreign currency translation, favorable changes in sales mix, sourcing productivity, and other cost savings totaling $48 million.

Gross profit percentage was 29% for the three months ended April 2, 2022, compared to 26% for the three months ended April 3, 2021. The primary items driving the increase in gross profit percentage were a 300 bps impact from price increases and favorable sales mix.

Research and Development Expenses

	Three Months Ended
	April 2,	April 3,
	2022	2021
Research and development expenses	$24	$21
% of revenue	2%	1%

Research and development expense for the three months ended April 2, 2022 was $24 million, an increase of $3 million from $21 million for the three months ended April 3, 2021. The increase was driven by planned investment to support new product launches.

Selling, General and Administrative Expenses

	Three Months Ended
	April 2,	April 3,
	2022	2021
Selling, general and administrative	$238	$217
% of revenue	16%	15%

Selling, general and administrative expense for the three months ended April 2, 2022 was $238 million, an increase of $21 million from $217 million for the three months ended April 3, 2021. The increase was driven by transaction costs associated with the First Alert acquisition, increased investment, and labor inflation and other items totaling $27 million. These increases were partially offset by foreign currency translation, and other cost reductions totaling $6 million.

Other Expense, Net

	Three Months Ended
	April 2,	April 3,
	2022	2021
Other expense, net	$40	$44

Other expense, net for the three months ended April 2, 2022 was $40 million, a decrease of $4 million from $44 million for the three months ended April 3, 2021. Other expense, net for the three months ended April 2, 2022 included $41 million in expenses related to the Honeywell Reimbursement Agreement partially offset by $1 million of other non-operating expenses. Other expense, net for the three months ended April 3, 2021, included $36 million in expenses related to the Honeywell Reimbursement Agreement and $23 million of debt extinguishment costs, partially offset by a $9 million reduction in accruals related to the Tax Matters Agreement, and $6 million of other non-operating income.

Tax Expense

	Three Months Ended
	April 2,	April 3,
	2022	2021
Tax expense	$34	$24
Effective tax rate	29%	32%

Tax expense for the three months ended April 2, 2022 was $34 million.

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

For the three months ended April 2, 2022 the net tax expense of $34 million consists primarily of interim period tax expense of $35 million based on year-to-date pretax income multiplied by our forecasted effective tax rate partially offset by a tax benefit specific to the period of approximately $1 million consisting primarily of excess deductions for share-based compensation and the release of a previously unrecognized tax benefit. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, non-deductible expenses, and U.S. taxation of foreign earnings.

Review of Business Segments

Products & Solutions

	Three Months Ended
	April 2,	April 3,
	2022	2021	% Change
Total revenue	$714	$700
Less: Intersegment revenue	95	94
External revenue	$619	$606	2%
Operating profit	$153	$130	18%
Operating profit percentage	25%	21%

On March 31, 2022, we completed the acquisition of First Alert, a leading provider of home safety products. This acquisition was integrated into the Products & Solutions portfolio and expands our footprint in the home with complementary smoke and carbon monoxide detection home safety products and fire suppression products. The impact of this acquisition was not material for the three months ended April 2, 2022

Products & Solutions revenue increased 2%, mainly due to price increases. Operating profit increased from $130 million to $153 million, or 18%. Operating profit was positively impacted by price increases and cost reductions totaling $69 million. These impacts were partially offset by lower volume, unfavorable changes in sales mix, increased investment, increased freight costs, and labor inflation totaling $46 million.

ADI Global Distribution

	Three Months Ended
	April 2,	April 3,
	2022	2021	% Change
External revenue	$887	$813	9%
Operating profit	$80	$59	36%
Operating profit percentage	9%	7%

In February 2022, we completed the acquisition of Arrow Wire and Cable, Inc. a leading regional distributor of data communications, connectivity, and security products. This acquisition was integrated into and builds upon the ADI Global Distribution product portfolio and expands its presence in the data communications category with an assortment of copper and fiber cabling and connectivity, connectors, racking solutions, and network equipment. The impact of this acquisition was not material for the three months ended April 2, 2022.

ADI Global Distribution revenue increased 9% highlighted by strong growth in the U.S. and Canada driven by price increases, increased volume, and the impact of acquisitions. Operating profit increased from $59 million to $80 million, or 36%. Operating profit was favorably impacted primarily by changes in sales mix, price increases, impact of acquisitions, higher revenue, and other expense productivity totaling $29 million. These positive impacts were partially offset by commercial investments, increased freight costs, as well as labor inflation totaling $8 million.

Corporate

	Three Months Ended
	April 2,	April 3,
	2022	2021	% Change
Corporate costs	$61	$59	3%

Corporate costs for the three months ended April 2, 2022 were $61 million, an increase from $59 million for the three months ended April 3, 2021, or 3%. The increase was due primarily to transaction costs associated with the First Alert acquisition of $10 million partially offset by lower consulting spend, foreign currency translation, and other cost reductions totaling $8 million.

Capital Resources and Liquidity

Our liquidity is primarily dependent on our ability to continue to generate positive cash flows from operations, supplemented by external sources of capital as needed. Additional liquidity may also be provided through access to the financial capital markets and a committed global credit facility. The following is a summary of our liquidity position:

•
Cash flows used for operating activities was $59 million for the three months ended April 2, 2022 compared to cash flows provided by operating activities of $5 million for the three months ended April 3, 2021.
•
As of April 2, 2022, total cash and cash equivalents were $244 million.
•
At April 2, 2022, there were no borrowings and no letters of credit issued under our $500 million revolving credit facility.

Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects, potential acquisitions of companies or technologies, and the expansion of our sales and marketing activities. While we may elect to seek additional funding at any time, we believe our existing cash, cash equivalents, and availability under our credit facilities are sufficient to meet our capital requirements through at least the next 12 months and the longer term. We may enter into acquisitions or strategic arrangements in the future which also could require us to seek additional equity or debt financing.

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

The amount paid during the three months ended April 2, 2022 was $35 million. See Note 12. Commitments and Contingencies of Notes to Consolidated Interim Financial Statements of the Form 10-Q and Note 17. Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements in our 2021 Annual Report on Form 10-K for further discussion.

Cash Flow Summary for the three months ended April 2, 2022 and April 3, 2021

Our cash flows from operating, investing and financing activities for the three months ended April 2, 2022 and April 3, 2021, as reflected in the unaudited Interim Financial Statements, are summarized as follows:

	Three Months Ended
	April 2,	April 3,
	2022	2021
Cash (used for) provided by:
Operating activities	$(59)	$5
Investing activities	(665)	(24)
Financing activities	189	13
Effect of exchange rate changes on cash and cash equivalents	-	(3)
Net decrease in cash and cash equivalents	$(535)	$(9)

Cash used for operating activities for the three months ended April 2, 2022 increased by $64 million, primarily due to increased working capital of $68 million to support higher revenue and higher inventory levels to support the business.

Cash used for investing activities increased by $641 million, primarily due to $628 million of additional cash paid for acquisitions in the three months ended April 2, 2022.

Net cash provided by financing activities increased by $176 million. The increase was primarily due to $196 million of net proceeds from the March 2022 Amended A&R Credit Agreement, as compared to $8 million of net proceeds resulting from the 2021 execution of the A&R Credit Agreement, redemption of the $140 million in principal amount of our previously outstanding senior notes, and debt issuance and modification costs, and a $3 million repayment of long-term debt. In addition, cash used for other financing activities increased by $9 million.

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

Critical Accounting Policies

The preparation of our unaudited Interim Financial Statements in accordance with U.S. GAAP is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. We consider the accounting policies discussed in our 2021 Annual Report on Form 10-K to be critical to the understanding of our unaudited Interim Financial Statements included in this Form 10-Q. There have been no changes in our critical accounting policies as compared to what was disclosed in the 2021 Annual Report on Form 10-K. Actual results could differ from our estimates and assumptions, and any such differences could be material to our unaudited Interim Financial Statements.

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

Interest Rate Risk

As of April 2, 2022, $1,140 million of our total debt, excluding unamortized deferred financing costs, carried variable interest rates. In March 2021, eight interest rate swap agreements were entered into with various financial institutions for a combined notional amount of $560 million (the “Swap Agreements”). The Swap Agreements effectively converted a portion of the Company’s variable interest rate obligations based on three-month LIBOR with a minimum rate of 0.50% per annum to a base fixed weighted average rate of 0.9289% over a term of two to four years. For more information on the Swap Agreements, see Note 14. Derivative Instruments of Notes to Consolidated Interim Financial Statements of this Form 10-Q. The fair market values of our fixed-rate financial instruments and Swap Agreements are sensitive to changes in interest rates. At April 2, 2022, an increase in interest rate by 100 basis points would have an approximate $6 million impact on our annual interest expense, while a decrease in interest rate is not possible due to the interest rate floor on our variable rate debt.

Foreign Currency Exchange Rate Risk

We are exposed to market risks from changes in currency exchange rates. While we primarily transact with customers in the U.S. Dollar, we also transact in foreign currencies, primarily including the Euro, Canadian Dollar, Indian Rupee, British Pound, and Mexican Peso. These exposures may impact total assets, liabilities, future earnings and/or operating cash flows. Our exposure to market risk for changes in foreign currency exchange rates arises from transactions arising from international trade, foreign currency denominated monetary assets and liabilities, and international financing activities between subsidiaries. We rely primarily on natural offsets to address our exposures and may supplement this approach from time to time by entering into forward and option hedging contracts. As of April 2, 2022 and December 31, 2021, we have no outstanding foreign currency hedging arrangements.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended April 2, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

See Note 12. Commitments and Contingencies — Other Matters of Notes to Consolidated Interim Financial Statements of this Form 10-Q for a discussion on legal proceedings.

Item 1A. Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal, and regulatory risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations, and historical trends. There have been no material changes to the risk factors described in our 2021 Annual Report on Form 10-K.

Item 6. Exhibits

The Exhibits listed below on the Exhibit Index are filed or incorporated by reference as part of this Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1

Equity Purchase Agreement, dated as of February 6, 2022, by and between Resideo Technologies, Inc. and Newell Brands Inc. (incorporated by reference to Exhibit 2.1 to Resideo’s Form 8-K filed on February 7, 2022, File No. 001-38635)†

4.1

First Supplemental Indenture, dated April 1, 2022, to the Senior Notes Indenture, dated August 26, 2021, relating to the Issuer’s 4.000% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to Resideo’s Form 8-K filed on April 4, 2022, File No. 001-38635)

10.1

First Amendment dated as of March 28,2022 to Amended and Restated Credit Agreement, dated as of February 12, 2021, among Resideo Funding Inc., Resideo Technologies Inc., Resideo Holding Inc., Resideo Intermediate Holding Inc., the other subsidiaries of Resideo Technologies, Inc., party thereto JPMorgan Chase Bank N.A., as administrative agent, and the lending institutions party thereto (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K filed March 28, 2022, File No. 001-38635)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	Inline XBRL Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Schedules omitted pursuant to item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon its request.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Resideo Technologies, Inc.

Date: May 3, 2022	By:	/s/ Anthony L. Trunzo
Anthony L. Trunzo Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant’s Principal Financial Officer)