Form 10-Q
period 2022-07-02
RESIDEO TECHNOLOGIES, INC.
filed 2022-08-04
CIK 1740332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2022

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 29, 2022 was 145,686,840 shares.

Part I. Financial Information

Item 1. Unaudited Consolidated Financial Statements

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except shares in thousands, and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net revenue	$1,686	$1,477	$3,192	$2,896
Cost of goods sold	1,219	1,091	2,287	2,135
Gross profit	467	386	905	761
Research and development expenses	28	22	52	43
Selling, general and administrative expenses	244	236	479	451
Intangible asset amortization	9	7	16	16
Income from operations	186	121	358	251
Other expense, net	41	28	81	72
Interest expense, net	14	12	25	25
Income before taxes	131	81	252	154
Provision for income taxes	37	23	71	47
Net income	$94	$58	$181	$107
Earnings per common share
Basic	$0.65	$0.40	$1.25	$0.74
Diluted	$0.63	$0.39	$1.22	$0.72
Weighted average number of common shares outstanding
Basic	145,457	143,939	145,286	143,657
Diluted	148,829	148,328	148,836	148,050

See accompanying notes to the unaudited consolidated financial statements.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Comprehensive income
Net income	$94	$58	$181	$107
Other comprehensive (loss) income, net of tax:
Foreign exchange translation (loss) gain	(70)	9	(79)	(17)
Changes in unrealized gain (loss) on derivatives, net of tax	1	(2)	24	-
Total other comprehensive (loss) income, net of tax	(69)	7	(55)	(17)
Comprehensive income	$25	$65	$126	$90

See accompanying notes to the unaudited consolidated financial statements.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares in thousands, and per share data)

(Unaudited)

	July 2, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$251	$775
Accounts receivable less allowances of $11 million and $9 million, respectively	1,073	876
Inventories, net	971	740
Other current assets	186	150
Total current assets	2,481	2,541
Property, plant and equipment, net	363	287
Goodwill	2,695	2,661
Other intangible assets, net	463	120
Other assets	314	244
Total assets	$6,316	$5,853
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$987	$883
Current maturities of long-term debt	12	10
Accrued liabilities	580	601
Total current liabilities	1,579	1,494
Long-term debt, net of current maturities	1,410	1,220
Obligations payable under Indemnification Agreements	601	585
Other liabilities	332	302
Total liabilities	3,922	3,601
COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity:
Common stock, $0.001 par value, 700,000 shares authorized, 147,528 and 145,684 shares issued and outstanding as of July 2, 2022, 146,248 and 144,808 shares issued and outstanding as of December 31, 2021, respectively	-	-
Additional paid-in capital	2,147	2,121
Retained earnings	498	317
Accumulated other comprehensive loss, net	(220)	(165)
Treasury stock, at cost	(31)	(21)
Total stockholders’ equity	2,394	2,252
Total liabilities and stockholders’ equity	$6,316	$5,853

See accompanying notes to the unaudited consolidated financial statements.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended
	July 2, 2022	July 3, 2021
Cash flows from operating activities:
Net income	$181	$107
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	45	45
Share-based compensation expense	22	19
Other, net	(5)	9
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(145)	(33)
Inventories, net	(127)	(8)
Other current assets	(21)	(24)
Accounts payable	54	(15)
Accrued liabilities	(47)	(1)
Other, net	19	-
Net cash (used in) provided by operating activities	(24)	99
Cash flows from investing activities:
Capital expenditures	(24)	(35)
Acquisitions, net of cash acquired	(633)	(10)
Other, net	(13)	3
Net cash used in investing activities	(670)	(42)
Cash flows from financing activities:
Proceeds from issuance of A&R Term B Facility	200	950
Payments of debt facility issuance and modification costs	(4)	(21)
Repayments of long-term debt	(6)	(923)
Other, net	(7)	1
Net cash provided by financing activities	183	7
Effect of foreign exchange rate changes on cash and cash equivalents	(13)	(2)
Net (decrease) increase in cash and cash equivalents and restricted cash	(524)	62
Cash, cash equivalents and restricted cash at beginning of period	779	517
Cash, cash equivalents and restricted cash at end of period	$255	$579

Supplemental Cash Flow Information:
Interest paid	$21	$21
Income taxes paid, net	$79	$46

See accompanying notes to the unaudited consolidated financial statements.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In millions, except shares in thousands)

(Unaudited)

Fiscal Quarters	Common Shares	Common Shares ($)	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Treasury Stock	Total Stockholders’ Equity
Balance as of April 2, 2022	145,372	$-	$2,135	$404	$(151)	1,696	$(27)	$2,361
Net income	-	-	-	94	-	-	-	94
Other comprehensive loss, net of tax	-	-	-	-	(69)	-	-	(69)
Stock issuances, net of shares withheld for taxes	312	-	1	-	-	148	(4)	(3)
Share-based compensation	-	-	11	-	-	-	-	11
Balance as of July 2, 2022	145,684	$-	$2,147	$498	$(220)	1,844	$(31)	$2,394

Balance as of April 3, 2021	143,819	$-	$2,088	$124	$(170)	1,069	$(10)	$2,032
Net income	-	-	-	58	-	-	-	58
Other comprehensive income, net of tax	-	-	-	-	7	-	-	7
Stock issuances, net of shares withheld for taxes	352	-	-	-	-	119	(4)	(4)
Share-based compensation	-	-	10	-	-	-	-	10
Balance as of July 3, 2021	144,171	$-	$2,098	$182	$(163)	1,188	$(14)	$2,103

Fiscal Year to Date Periods	Common Shares	Common Shares ($)	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Treasury Stock	Total Stockholders’ Equity
Balance as of December 31, 2021	144,808	$-	$2,121	$317	$(165)	1,440	$(21)	$2,252
Net income	-	-	-	181	-	-	-	181
Other comprehensive loss, net of tax	-	-	-	-	(55)	-	-	(55)
Stock issuances, net of shares withheld for taxes	876	-	4	-	-	404	(10)	(6)
Share-based compensation	-	-	22	-	-	-	-	22
Balance as of July 2, 2022	145,684	$-	$2,147	$498	$(220)	1,844	$(31)	$2,394

Balance as of December 31, 2020	143,059	$-	$2,070	$75	$(146)	900	$(6)	$1,993
Net income	-	-	-	107	-	-	-	107
Other comprehensive loss, net of tax	-	-	-	-	(17)	-	-	(17)
Stock issuances, net of shares withheld for taxes	1,112	-	9	-	-	288	(8)	1
Share-based compensation	-	-	19	-	-	-	-	19
Balance as of July 3, 2021	144,171	$-	$2,098	$182	$(163)	1,188	$(14)	$2,103

See accompanying notes to the unaudited consolidated financial statements.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2022

(In millions, unless otherwise noted)

(Unaudited)

Note 1. Organization, Operations, and Basis of Presentation

Business Description

Resideo Technologies, Inc. (“Resideo” or “the Company”), is a leading manufacturer and developer of technology-driven products that provide critical comfort, energy, smoke and carbon monoxide detection home safety products, and security solutions to homes globally. The Company is also the leading wholesale distributor of low-voltage security products including access control, fire detection, fire suppression, intrusion, and video products, and participates significantly in the broader related markets of audio, communications, data communications, networking, power, ProAV, smart home, and wire and cable. The Company has a global footprint serving commercial and residential end markets.

We acquired First Alert, Inc. (“First Alert”) on March 31, 2022. Refer to Note 11. Acquisitions for further detail on the First Alert acquisition.

The Company was incorporated in Delaware on April 24, 2018. The Company separated from Honeywell International Inc. (“Honeywell”) on October 29, 2018, becoming an independent publicly traded company as a result of a pro rata distribution of the Company’s common stock to shareholders of Honeywell (the “Spin-Off”).

Basis of Presentation

The accompanying unaudited consolidated financial statements (collectively, the “Financial Statements”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, which consist of normal recurring adjustments, necessary to fairly present the Company’s financial position, results of operations and cash flows for the periods indicated. Operating results for the period from January 1, 2022 through July 2, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.

During the three months ended July 2, 2022, the Company changed the presentation of intangible asset amortization. These expenses are now presented as a separate line on the unaudited consolidated statements of operations, whereas they were previously included in cost of goods sold and selling, general and administrative expenses. Prior periods have been reclassified to conform to the current period presentation. The reclassification decreased cost of goods sold by $7 million and $11 million, and decreased selling, general and administrative expenses by $2 million and $5 million for the three and six months ended July 2, 2022, respectively. The reclassification decreased cost of goods sold by $5 million and $12 million, and decreased selling, general and administrative expenses by $2 million and $4 million for the three and six months ended July 3, 2021, respectively. The reclassification had no impact on total operating costs, income from operations, net income, earnings per common share or total equity

Certain reclassifications have been made to prior period amounts in the unaudited consolidated financial statements to conform to the current presentation.

For additional information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2022.

Reporting Periods

The Company’s fiscal quarters are based on a four-four-five week calendar with the periods ending on the Saturday of the last week in the quarter except that December 31st will always be the year end date. Therefore, the financial results of certain fiscal quarters may not be comparable to prior fiscal quarters.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2022

(In millions, unless otherwise noted)

(Unaudited)

Restricted Cash

The following table provides a reconciliation of cash, cash and cash equivalents and restricted cash reported within the consolidated balance sheets that total the amounts shown in the consolidated statements of cash flows (in millions):

	July 2, 2022	December 31, 2021
Cash and cash equivalents	$251	$775
Restricted cash included in Other current assets (1)	4	4
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cashflows	$255	$779

(1)
Primarily collateral to support certain bank guarantees.

Note 2. Summary of Significant Accounting Policies

Recent Accounting Pronouncements—The Company considers the applicability and impact of all recent accounting standards updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on the Company’s consolidated financial position or results of operations.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which is optional guidance related to reference rate reform that provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This guidance along with its subsequent clarifications, is effective from March 12, 2020 through December 31, 2022 and is applicable for the Company’s A&R Senior Credit Facilities and Swap Agreements, which use LIBOR as a reference rate. The A&R Senior Credit Facilities include a transition clause to a new reference rate in the event LIBOR is discontinued and Swap Agreements will be amended to match the new reference rate. We have evaluated the potential impact of adopting this guidance, and we do not expect it to have a material impact on our consolidated financial statements. Refer to Note 15. Long-term Debt and Credit Agreement for further details on the Company’s Swap Agreements and A&R Senior Credit Facilities.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. Under this guidance, an acquirer must recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. We adopted ASU 2021-08 effective April 1, 2022, on a prospective basis. The impact of adoption of this standard on our consolidated financial statements, including accounting policies, processes, and systems, was not material.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2022

(In millions, unless otherwise noted)

(Unaudited)

Note 3. Revenue Recognition

Disaggregated Revenue

The Company has two operating segments, Products & Solutions and ADI Global Distribution. Disaggregated revenue information for Products & Solutions is presented by product grouping while ADI Global Distribution is presented by region. Beginning January 1, 2022, the Products & Solutions segment further disaggregated the Comfort product grouping into Air and Water and Residential Thermal Solutions is now referenced as Energy. As of April 1, 2022, the First Alert business is included in the results of operations as of its March 31, 2022 acquisition date in the Security and Safety grouping.

Revenues by product grouping and region are as follows:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Products & Solutions Disaggregated Revenue:
Air	$262	$206	$476	$397
Water	81	89	172	177
Energy	154	140	313	290
Security and Safety	267	163	422	340
Total Products & Solutions	$764	$598	$1,383	$1,204

ADI Global Distribution Disaggregated Revenue:
U.S. and Canada	791	731	1,543	1,398
EMEA (1)	123	140	249	274
APAC (2)	8	8	17	20
Total ADI Global Distribution	922	879	1,809	1,692

Total Net revenue	$1,686	$1,477	$3,192	$2,896

(1) EMEA represents Europe, the Middle East and Africa.

(2) APAC represents Asia and Pacific countries.

The Company recognizes the majority of its revenue from performance obligations outlined in contracts with its customers that are satisfied at a point in time. Less than 3% of the Company’s revenue is satisfied over time. As of July 2, 2022 and July 3, 2021, contract assets and liabilities were not material.

Note 4. Segment Financial Data

The Company monitors its business operations through two operating segments: Products & Solutions and ADI Global Distribution.

These operating segments follow the same accounting policies used for our consolidated financial statements. We evaluate a segment's performance on a U.S. GAAP basis based primarily upon operating income before corporate expenses.

Corporate assets consist primarily of cash, investments, prepaid expenses, current and deferred taxes and property, plant and equipment. These items are not allocated to the operating segments. Corporate unallocated expenses primarily include share-based compensation expenses, unallocated pension expense, restructuring charges, acquisition-related costs, and other expenses related to executive, legal, finance, tax, treasury, human resources, information technology, strategy, communications and corporate travel expenses. Additional unallocated amounts primarily include non-operating items such as interest income, interest expense, and other income (expense).

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2022

(In millions, unless otherwise noted)

(Unaudited)

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions, and assesses operating performance.

The following table represents summary financial data attributable to the segments:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net revenue:
Products & Solutions	764	598	1,383	1,204
ADI Global Distribution	922	879	1,809	1,692
Total Net revenue:	$1,686	$1,477	$3,192	$2,896

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Income from operations:
Products & Solutions	$154	$129	$307	$259
ADI Global Distribution	86	66	166	125
Corporate	(54)	(74)	(115)	(133)
Total Income from operations:	$186	$121	$358	$251

The Company’s Chief Operating Decision Maker does not use segment assets information to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.

Note 5. Stock-Based Compensation Plans

Restricted Stock Units (“RSUs”) and Performance Stock Unit (“PSUs”)

During the six months ended July 2, 2022, as part of the Company’s annual long-term compensation under the 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates and the 2018 Stock Incentive Plan for Non-Employee Directors of Resideo Technologies, Inc. as may be amended from time to time (together, the “Stock Incentive Plan”), it granted 672,453 market-based PSUs and 1,035,043 service-based RSUs to eligible employees. The weighted average grant date fair value per share for market-based PSUs and service-based RSUs was $36.04 and $24.54, respectively. Annual awards to our key employees generally have a three or four year performance period. The fair value is based on the Company’s stock price as of the date of grant.

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

The Company’s operating lease expense for the three and six months ended July 2, 2022 and July 3, 2021 consisted of the following:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Cost of goods sold	$7	$4	$10	$8
Selling, general and administrative	13	10	25	$22
Total operating lease expense	$20	$14	$35	$30

Total operating lease expense includes variable lease expense of $5 million and $9 million for the three and six months ended July 2, 2022, respectively. For the three and six months ended July 3, 2021, total operating lease

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2022

(In millions, unless otherwise noted)

(Unaudited)

expense include variable lease expense of $4 million and $8 million, respectively. Total operating lease expense also include offsetting sublease income which is immaterial for the three and six months ended July 2, 2022 and July 3, 2021.

The Company recognized the following related to its operating leases:

	Financial Statement Line Item	As of July 2, 2022	As of December 31, 2021
Operating right-of-use assets	Other assets	$172	$141
Operating lease liabilities - current	Accrued liabilities	$36	$32
Operating lease liabilities - noncurrent	Other long-term liabilities	$146	$120

Future minimum lease payments under non-cancelable leases are as follows:

As of July 2, 2022
2022 (excluding the six months ended July 2, 2022)	$22
2023	42
2024	33
2025	28
2026	24
Thereafter	66
Total future minimum lease payments	215
Less: imputed interest	33
Present value of future minimum lease payments	$182
Weighted-average remaining lease term (years)	6.36
Weighted-average incremental borrowing rate	5.28%

Supplemental cash flow information related to the Company’s operating leases was as follows:

	Six Months Ended
	July 2, 2022	July 3, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Cash outflows for operating leases	$16	$17
Non-cash activities:
Right of use assets obtained in exchange for new operating lease liabilities	$56	$17

Note 7. Income Taxes

The Company recorded tax expense of $37 million and $71 million for the three and six months ended July 2, 2022, respectively. The Company recorded tax expense of $23 million and $47 million for the three and six months ended July 3, 2021, respectively.

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

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2022

(In millions, unless otherwise noted)

(Unaudited)

For the three months ended July 2, 2022, the net tax expense of $37 million consists primarily of interim period tax expense based on year-to-date pretax income multiplied by the Company’s forecasted effective tax rate. In addition to items specific to the period, the Company’s income tax rate is impacted by the mix of earnings across the jurisdictions in which the Company operates, non-deductible expenses, and U.S. taxation of foreign earnings.

For the six months ended July 2, 2022, the net tax expense of $71 million consists primarily of interim period tax expense based on year-to-date pretax income multiplied by the Company’s forecasted effective tax rate. In addition to items specific to the period, the Company’s income tax rate is impacted by the mix of earnings across the jurisdictions in which the Company operates, non-deductible expenses, and U.S. taxation of foreign earnings.

Note 8. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (in millions, except shares in thousands, and per share data):

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Numerator for Basic and Diluted Earnings Per Common Share
Net income	$94	$58	$181	$107
Denominator for Basic and Diluted Earnings Per Common Share
Weighted average basic number of shares outstanding	145,457	143,939	145,286	143,657
Add: dilutive effect of stock equivalents	3,372	4,389	3,550	4,393
Weighted average diluted number of shares outstanding	148,829	148,328	148,836	148,050

Earnings per common share:
Basic	$0.65	$0.40	$1.25	$0.74
Diluted	$0.63	$0.39	$1.22	$0.72

Diluted earnings per common share is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of the Company’s common stock for the three and six months ended July 2, 2022 and July 3, 2021. For the three and six months ended July 2, 2022, average options and other rights to purchase approximately 0.9 million shares of common stock were outstanding and anti-dilutive, and therefore excluded from the computation of diluted earnings per common share. In addition, an average of 1.0 million and 0.9 million shares of performance-based unit awards are excluded from the computation of diluted earnings per common share for the three and six months ended July 2, 2022, respectively, as the contingency had not been satisfied. For the three and six months ended July 3, 2021, average options and other rights to purchase approximately 0.1 million shares of common stock were outstanding and anti-dilutive, and therefore excluded from the computation of diluted income per common share. An average of approximately 0.9 million and 0.8 million shares of performance-based unit awards are excluded from the computation of diluted earnings per common share for the three and six months ended July 3, 2021, respectively, as the contingency had not been satisfied.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2022

(In millions, unless otherwise noted)

(Unaudited)

Note 9. Inventories, Net

	July 2, 2022	December 31, 2021
Raw materials	$264	$174
Work in process	24	17
Finished products	683	549
Total Inventories, Net	$971	$740

Note 10. Property, Plant, and Equipment, Net

	July 2, 2022	December 31, 2021
Machinery and equipment	$641	$602
Buildings and improvements	297	292
Construction in progress	60	35
Other	8	4
Total Gross Property, Plant, and Equipment	1,006	933
Accumulated depreciation	(643)	(646)
Property, Plant, and Equipment, Net	$363	$287

Depreciation expense for the three and six months ended July 2, 2022 and July 3, 2021 were $29 million and $15 million, respectively.

Note 11. Acquisitions

On February 6, 2022, the Company announced it had entered into a definitive agreement to purchase 100% of the issued and outstanding capital stock of First Alert, a leading provider of home safety products. The acquisition closed on March 31, 2022 for an aggregate cash purchase price of $614 million (including preliminary post-closing adjustments of $6 million). First Alert is expected to expand and leverage the Company's footprint in the home with complementary smoke and carbon monoxide detection home safety products and fire suppression products. The business is included within the Products & Solutions segment.

The following table summarizes the preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed as of the date of the acquisition. The Company preliminarily determined the fair value of the tangible and intangible assets and liabilities acquired, and recorded goodwill based on the excess of the fair value of the acquisition consideration over such fair values as follows:

Cash and other current assets	$4
Accounts receivable, net	72
Inventories, net	117
Property, plant and equipment	87
Goodwill (1)	72
Other intangible assets, net	349
Other assets (non-current)	37
Total assets	738
Accounts payable	55
Accrued liabilities	33
Other liabilities	36
Total liabilities	124
Net asset acquired (2)	$614

(1) The $72 million of preliminary goodwill was allocated to the Products & Solutions segment. Goodwill from this acquisition is partially deductible for tax purposes.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2022

(In millions, unless otherwise noted)

(Unaudited)

(2) Reflects preliminary purchase price allocation.

First Alert contributed $113 million in net revenue for the three months ended July 2, 2022. The net income for the period was not material. On a pro forma basis, First Alert's net revenue for the three months ended April 2, 2022 and the twelve months ended December 31, 2021 was $110 million and $395 million, respectively. The pro forma net income for both periods was not material.

The Company expensed approximately $10 million of costs related to the acquisition of First Alert during the six months ended July 2, 2022. These costs, which consist primarily of advisory, insurance, and legal fees, are included in Selling, general and administrative expenses in the accompanying unaudited Consolidated Statements of Operations.

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

Note 12. Goodwill and Other Intangible Assets, Net

The Company's goodwill balance and changes in the carrying amount of goodwill by segment are as follows (in millions):

	Products & Solutions	ADI Global Distribution	Total
Balance as of December 31, 2021	$2,010	$651	$2,661
Adjusted Goodwill from acquisitions	72	7	79
Currency translation	(34)	(11)	(45)
Balance as of July 2, 2022	$2,048	$647	$2,695

The table that follows presents the major components of intangible assets as of July 2, 2022 and December 31, 2021. Intangible assets that are fully amortized have been removed from the disclosures.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2022

(In millions, unless otherwise noted)

(Unaudited)

	Range of Life (Years)	Weighted Average Amortization Period (Years)	Cost	Accumulated Amortization	Net Carrying Amount
As of July 2, 2022
Other intangible assets, net:
Patents and technology	3-10	10	$64	$(24)	$40
Customer relationships	7-15	14	294	(107)	187
Trademarks (1)	10-Indefinite	10	194	(8)	186
Software	2-7	6	164	(114)	50
Total intangible assets			$716	$(253)	$463

As of December 31, 2021
Other intangible assets, net:
Patents and technology	3-10	9	$31	$(23)	$8
Customer relationships	7-15	14	162	(106)	56
Trademarks	10	10	14	(8)	6
Software	2-7	6	162	(112)	50
Total intangible assets			$369	$(249)	$120

(1)
Includes trademarks of $180 million that have been assigned an indefinite life.

The Company uses the straight-line method of amortization and expects to recognize amortization expense over the next five fiscal years as follows (in millions):

2022 (excluding the six months ended July 2, 2022)	$19
2023	44
2024	32
2025	31
2026	27

Note 13. Accrued Liabilities

	July 2, 2022	December 31, 2021
Obligations payable under Indemnification Agreements	$140	$140
Taxes payable	52	54
Compensation, benefit and other employee-related	88	114
Customer rebate reserve	77	94
Current operating lease liability	36	32
Other	187	167
Total Accrued liabilities	$580	$601

Refer to Note 14. Commitments and Contingencies for further details on Obligations payable under Indemnification Agreements.

Note 14. Commitments and Contingencies

Environmental Matters

The Company is subject to various federal, state, local, and foreign government requirements relating to the protection of the environment and accrues costs related to environmental matters when it is probable that it has incurred a liability related to a contaminated site and the amount can be reasonably estimated. Environmental-related

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2022

(In millions, unless otherwise noted)

(Unaudited)

expenses for sites owned and operated by Resideo are presented within Cost of goods sold for operating sites. For the three and six months ended July 2, 2022 and July 3, 2021, environmental expenses related to these operating sites were not material. Liabilities for environmental costs were $22 million as of July 2, 2022 and December 31, 2021.

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

The following table summarizes information concerning the Company’s Reimbursement Agreement liabilities:

	Six Months Ended
	July 2, 2022	July 3, 2021
Beginning balance	$597	$591
Accruals for indemnification liabilities deemed probable and reasonably estimable	86	72
Indemnification payment	(70)	(70)
Ending balance (1)	$613	$593

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

For the three and six months ended July 2, 2022, net expenses related to the Reimbursement Agreement were $45 million and $86 million, respectively, and for the three and six months ended July 3, 2021, net expenses related to the Reimbursement Agreement were $36 million and $72 million, respectively, and are recorded in Other expense, net.

Reimbursement Agreement liabilities are included in the following balance sheet accounts:

	July 2, 2022	December 31, 2021
Accrued liabilities	$140	$140
Obligations payable under Indemnification Agreements	473	457
	$613	$597

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2022

(In millions, unless otherwise noted)

(Unaudited)

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

Tax Matters Agreement

In connection with the Spin-Off, the Company entered into the Tax Matters Agreement with Honeywell pursuant to which it is responsible and will indemnify Honeywell for certain taxes, including certain income taxes, sales taxes, VAT and payroll taxes, relating to the business for all periods, including periods prior to the consummation of the Spin-Off. In addition, the Tax Matters Agreement addresses the allocation of liability for taxes that are incurred as a result of restructuring activities undertaken to effectuate the Spin-Off. As of July 2, 2022 and December 31, 2021, the Company has recorded a liability in respect to the Tax Matters Agreement of $128 million, which is included in Obligations payable under Indemnification Agreements.

Trademark Agreement

In connection with the Spin-Off, the Company and Honeywell entered into a 40-year Trademark License Agreement (the “Trademark Agreement”) that authorizes the Company’s use of certain licensed trademarks in the operation of Resideo’s business for the advertising, sale, and distribution of certain licensed products. In exchange, the Company pays a royalty fee which is generally equal to 1.5% on net revenue to Honeywell related to such licensed products which is recorded in Selling, general and administrative expenses on the unaudited Consolidated Statements of Operations. For the three and six months ended July 2, 2022, royalty fees were $5 million and $11 million, respectively. For the three and six months ended July 3, 2021, royalty fees were $4 million and $9 million, respectively.

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

The Company, the Company’s former CEO Michael Nefkens, the Company’s former CFO Joseph Ragan, and the Company’s former CIO Niccolo de Masi were named defendants in a class action securities suit that was filed in the U.S. District Court for the District of Minnesota styled In re Resideo Technologies, Inc. Securities Litigation (the “Securities Litigation”). The amended complaint asserted claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, broadly alleging, among other things, that the defendants (or some of them) made false and misleading statements regarding, among other things, Resideo’s business, performance, the efficiency of its supply chain, operational and administrative issues resulting from the spin-off from Honeywell, certain business initiatives, and financial guidance in 2019. Following a court-approved settlement resolving the Securities Litigation, on March 25, 2022, the court entered a final judgement, which was amended to provide a dismissal of the Securities Litigation with prejudice on April 14, 2022.

Certain current or former directors and officers of the Company were defendants in a consolidated derivative action in the District Court for the District of Delaware under the caption In re Resideo Technologies, Inc. Derivative Litigation (the “Federal Derivative Action”). On September 23, 2021, the Federal Derivative Action was transferred to the District of Minnesota, where Securities Litigation was pending. On September 1, 2021, an additional shareholder derivative complaint was filed by Riviera Beach, part of the leadership group in the Federal Derivative Action, and

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2022

(In millions, unless otherwise noted)

(Unaudited)

City of Hialeah Employees Retirement System against certain current or former directors and officers of the Company in the District of Minnesota, alleging substantially that the same facts and making substantially the same claims against the same defendants as in the Federal Derivative Action, and additionally referencing board materials obtained through a demand made pursuant to Section 220 of the Delaware Code Title 8 (the “Riviera Beach Action”). On December 1, 2021, the Federal Derivative Action and the Riviera Beach Action were consolidated into a single action under the caption: In re Resideo Technologies, Inc. Derivative Litigation (the “Consolidated Federal Derivative Action”) and was stayed pending entry of final judgement in the Securities Litigation. On April 19, 2022, after entry of the final judgement in the Securities Litigation, the court entered the parties’ stipulation suspending all deadlines in the case for sixty days to facilitate settlement discussions. On July 8, 2022, the parties participated in a status conference with the Court, following which, on July 19, 2022, the Court entered a sealed order extending the stay and addressing certain matters in respect of the ongoing settlement discussions.

On June 25, 2021, the Bud & Sue Frashier Family Trust U/A DTD 05/05/98, filed a shareholder derivative complaint against certain current or former directors and officers of the Company in the Court of Chancery of the State of Delaware, captioned Bud & Sue Frashier Trust U/A DTD 05/05/98 v. Fradin (“Delaware Chancery Derivative Action”). The Delaware Chancery Derivative Action alleges substantially the same facts and makes substantially the same claims as the Federal Derivative Action, and additionally references board materials obtained through a demand made pursuant to Section 220 of the Delaware Code Title 8. The Delaware Chancery Derivative Action remains stayed by order of the Court.

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

The following table summarizes information concerning recorded obligations for product warranties and product performance guarantees:

	Six Months Ended
	July 2, 2022	July 3, 2021
Beginning of period	$23	$22
Accruals for warranties/guarantees issued during the year	11	8
Additions from acquisitions	14	-
Settlements and adjustments	(13)	(10)
End of period	$35	$20

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2022

(In millions, unless otherwise noted)

(Unaudited)

Note 15. Long-term Debt and Credit Agreement

The Company’s long-term debt as of July 2, 2022 and December 31, 2021 consisted of the following:

	July 2, 2022	December 31, 2021
4.000% notes due 2029	$300	$300
Seven-year variable rate A&R Term B Facility	1,137	943
Unamortized deferred financing costs	(15)	(13)
Total outstanding indebtedness	1,422	1,230
Less: Amounts expected to be paid within one year	12	10
Total long-term debt due after one year	$1,410	$1,220

As of July 2, 2022 and July 3, 2021, the interest rate for the Amendment and Restatement Agreement (“A&R”) Term B Facility (defined below) was 3.59% and 2.75%, respectively, and there were no borrowings and no letters of credit issued under the A&R Revolving Credit Facility (as defined below). During the six months ended July 3, 2021, the Company incurred debt extinguishment costs of $23 million related to the execution of the A&R Credit Agreement (as defined below) and a partial redemption of previously outstanding senior notes. As of July 2, 2022, the Company was in compliance with all covenants related to the A&R Credit Agreement and the Senior Notes due 2029 (as defined below).

The Company assessed the amounts recorded under the Amendment and Restatement Agreement Term B Facility, the Senior Notes due 2029, and the A&R Revolving Credit Facility. The Company determined that the A&R Revolving Credit Facility approximated fair value. As of July 2, 2022, the A&R Term B Facility and the Senior Notes due 2029 had approximate fair values of $1,100 million and $236 million, respectively. The fair values of the debt are based on the quoted inactive prices and are therefore classified as Level 2 within the valuation hierarchy.

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

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 2, 2022

(In millions, unless otherwise noted)

(Unaudited)

Note 16. Derivative Instruments

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

On March 31, 2021, the Company entered into eight interest rate swap agreements (the “Swap Agreements”) with several financial institutions for a combined notional value of $560 million. The effect of the Swap Agreements is to convert a portion of the Company’s variable interest rate obligations based on three-month LIBOR with a minimum rate of 0.50% per annum to a base fixed weighted average rate of 0.9289% over terms ranging from two to four years. The Swap Agreements are adjusted to fair value on a quarterly basis. The estimated fair value is based on Level 2 inputs primarily including the forward LIBOR curve available to swap dealers. Contract gains recognized in other comprehensive income (loss) totaled $1 million and $24 million for the three and six months ended July 2, 2022, respectively. Contract gains or losses recognized in other comprehensive income (loss) were immaterial for the three and six months ended July 3, 2021, respectively. Amounts reclassified from Accumulated other comprehensive loss into earnings were not material for any of the periods presented. The fair value of the Swap Agreements as of July 2, 2022 was $31 million, of which $9 million was recognized in Other current assets and $22 million was recognized in Other assets. The fair value of the Swap Agreements as of July 3, 2021 was immaterial. Amounts expected to be reclassified into earnings in the next 12 months were not material as of July 2, 2022.

Note 17. Pension

The Company sponsors multiple funded and unfunded U.S. and non-U.S. defined benefit pension plans. Pension benefits for many of its U.S. employees are provided through non-contributory, qualified and non-qualified defined benefit plans. It also sponsors defined benefit pension plans which cover non-U.S. employees who are not U.S. citizens, in certain jurisdictions, principally Germany, Austria, Belgium, France, India, Switzerland, and the Netherlands. The pension obligations as of July 2, 2022 and December 31, 2021 were $109 million and $115 million, respectively, and are included in Other liabilities in the unaudited Consolidated Balance Sheets.

The service cost component of the net periodic benefit cost for the three and six months ended July 2, 2022 and July 3, 2021 was $7 million and $15 million, respectively, and is recognized where the related employee compensation expenses are recognized. The other components of net periodic benefit cost are recognized in other expense, net. These costs were not material for any of the periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help you understand the results of operations and financial condition of Resideo Technologies, Inc. and its consolidated subsidiaries (“Resideo” or “the Company”, “we”, “us” or “our”) for the three and six months ended July 2, 2022 and should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto contained elsewhere in this Form 10-Q. The financial information as of July 2, 2022 should be read in conjunction with the consolidated and combined financial statements for the year ended December 31, 2021 contained in our 2021 Annual Report on Form 10-K (the “2021 Annual Report on Form 10-K”).

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industries and our business and financial results. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” and words and terms of similar substance in connection with discussions of future operating or financial performance. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Although we believe that the forward-looking statements contained in this Form 10-Q are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

•
industry cyclicality;
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
•
potential material costs as a result of warranty rights or claims, including product recalls, and product liability actions that may be brought against us;
•
potential material litigation matters;
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

Overview and Business Trends

We are a leading global manufacturer and distributor of technology-driven products and solutions that help homeowners and businesses stay connected and in control of their comfort, security, and energy use. We are a leader in the home heating, ventilation and air conditioning controls markets, smoke and carbon monoxide detection home safety and fire suppression products, and security markets. We have a global footprint serving commercial and residential end-markets. We manage our business operations through two operating segments, Products & Solutions and ADI Global Distribution. Our Products & Solutions segment offerings include temperature and humidity control, energy products and solutions, water and air solutions, smoke and carbon monoxide detection home safety products, security panels, sensors, peripherals, wire and cable, communications devices, video cameras, awareness solutions, cloud infrastructure, installation and maintenance tools, and related software. Our ADI Global Distribution business is the leading wholesale distributor of low-voltage security products including access control, fire detection, intrusion, and video products and participates significantly in the broader related markets of audio, communications, data communications, networking, power, ProAV, smart home, and wire and cable. The Products & Solutions segment, consistent with our industry, has a higher gross and operating profit margin profile in comparison to the ADI Global Distribution segment.

In March 2022, we completed the acquisition of First Alert, Inc. ("First Alert"), a leading provider of home safety products. This acquisition was integrated into the Products & Solutions portfolio and expands our footprint in the home with complementary smoke and carbon monoxide detection home safety and fire suppression products.

Our financial performance is influenced by macroeconomic factors such as repair and remodeling activity, residential and non-residential construction, employment rates, interest rates, and the overall macroeconomic environment. We are experiencing global shortages in key materials and components in certain instances impacting our ability to supply certain products. Additionally, the current inflationary environment has resulted in higher raw materials, freight, and other costs, and unfavorable foreign currency impacts from a stronger U.S. dollar.

Second Quarter Highlights

Net revenue increased $209 million, or 14%, over the second quarter prior year primarily from $128 million in revenue from the First Alert and Arrow acquisitions and higher selling prices for our products in response to the current inflationary environment. Partially offsetting these increases were foreign currency fluctuations of approximately 300 bps or $40 million.

Gross profit as a percent of net revenues was 28% for the three months ended July 2, 2022, an approximately 200 bps increase over the same period last year. The drivers of the increase include favorable price and positive sales mix, including from recent acquisitions, of 400 bps. Partially offsetting the increases were higher costs as a result of the current inflationary environment of 200 bps.

Research and development expenses for the three months ended July 2, 2022 was $28 million, an increase of $6 million from $22 million for the three months ended July 3, 2021. The increase was driven by acquisitions and new product investments.

Selling, general and administrative expenses for the three months ended July 2, 2022 were $244 million, an increase of $8 million or 3% from $236 million for the three months ended July 3, 2021. The increase was primarily driven by increased costs associated with the First Alert acquisition of $16 million, labor inflation of $6 million, and investment of $4 million offset by lower legal and foreign currency impacts. As a percentage of net sales, selling, general and administrative expense improved 200 bps despite increases incurred as a result of acquisitions, labor inflation, and foreign currency fluctuations.

Net income for the three months ended July 2, 2022 was $94 million compared to net income of $58 million for the three months ended July 3, 2021, a 62% increase and $0.25 improvement in earnings per share. The improvement is a result of the discussion above.

Unrestricted cash on hand was approximately $251 million and liquidity was approximately $751 million as of July 2, 2022. Also, there were no borrowings under the $500 million revolving credit facility.

COVID-19 and Recent Macroeconomic Environment

Our visibility toward future performance is more limited than is typical due to the uncertainty surrounding the duration and ultimate impact of COVID-19 and its variants, and the overall prevailing macroeconomic environment, including due to COVID-19. For example, recent business conditions have been impacted by shortages in key materials and components which have impacted our ability to supply certain products. We have also experienced various inflationary impacts, such as increased labor rates, materials price inflation, and increased freight costs. In response to these challenges, we have, among other measures, aggressively managed supplier relationships to mitigate some of these shortages, developed contingency plans for future supply, aligned our production schedules with demand in a proactive manner; and pursued further improvements in the productivity and effectiveness of our manufacturing, selling, and administrative activities.

Results of Operations

We report our segment information in the same way management internally organizes the business in assessing performance and making decisions regarding allocation of resources in accordance with ASC 280, Segment Reporting. We have determined that we have two reportable segments, organized and managed principally by the different services provided. While the segments often operate using shared infrastructure, each reportable segment is managed to address specific customer needs in these diverse market sectors. We report all other business activities in Corporate and unallocated costs. Corporate assets consist primarily of cash, investments, prepaid expenses, current and deferred taxes and property, plant and equipment. These items are not allocated to the operating segments. Corporate unallocated expenses primarily include share-based compensation expenses, restructuring charges, acquisition costs, gain on legal settlements, and other expenses related to executive, legal, finance, tax, treasury, human resources, information technology and strategy, and corporate travel expenses. Additional unallocated amounts primarily include non-operating items such as interest income, interest expense, and other income (expense).

Consolidated Statements of Operations

(In millions, except shares in thousands and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net revenue	$1,686	$1,477	$3,192	$2,896
Cost of goods sold	1,219	1,091	2,287	2,135
Gross profit	467	386	905	761
Research and development expenses	28	22	52	43
Selling, general and administrative expenses	244	236	479	451
Intangible asset amortization	9	7	16	16
Income from operations	186	121	358	251
Other expense, net	41	28	81	72
Interest expense	14	12	25	25
Income before taxes	131	81	252	154
Provision for income taxes	37	23	71	47
Net income	$94	$58	$181	$107
Earnings per common share
Basic	$0.65	$0.40	$1.25	$0.74
Diluted	$0.63	$0.39	$1.22	$0.72
Weighted average number of common shares outstanding
Basic	145,457	143,939	145,286	143,657
Diluted	148,829	148,328	148,836	148,050

Net Revenue

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net revenue	$1,686	$1,477	$3,192	$2,896
% change compared with prior period	14%		10%

Three months ended

Net revenue increased $209 million, or 14%, over the second quarter prior year primarily $128 million in revenue from the First Alert and Arrow acquisitions and higher selling prices of $113 million. Partially offsetting these increases were foreign currency fluctuations of approximately 300 bps or $40 million.

Six months ended

Net revenue for the six months ended July 2, 2022 was $3,192 million, an increase of $296 million, or 10%, from $2,896 million for the six months ended July 3, 2021. The increase in net revenue was driven by price increases and acquisitions revenue, partially offset by foreign exchange fluctuations.

Gross Profit as a Percent of Net Sales

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Cost of goods sold	$1,219	$1,091	$2,287	$2,135
% change compared with prior period	12%		7%
Gross profit percentage	28%	26%	28%	26%

Three months ended

Gross profit as a percentage of net sales was 28% for the three months ended July 2, 2022, compared to a 200 bps increase over the same period last year. The drivers of the increase include favorable price and positive sales mix, including from recent acquisitions, of 400 bps. Partially offsetting the increases were unfavorable impacts from higher costs as a result of the current inflationary environment of 200 bps.

Six months ended

Gross profit as a percentage of net sales was 28% for the six months ended July 2, 2022, compared to 26% for the six months ended July 3, 2021. The primary items driving the increase in gross profit percentage were a 300 bps impact from price increases and favorable sales mix. This impact was partially offset by a 100 bps unfavorable impact from increased material costs.

Research and Development Expenses

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Research and development expenses	$28	$22	$52	$43
% of revenue	2%	1%	2%	1%

Three months ended

Research and development expenses for the three months ended July 2, 2022 was $28 million, an increase of $6 million from $22 million for the three months ended July 3, 2021. The increase was driven by acquisitions and new product investments.

Six months ended

Research and development expenses for the six months ended July 2, 2022 was $52 million, an increase of $9 million from $43 million for the six months ended July 3, 2021. The increase was driven by planned investment to support new product launches and the inclusion of acquisitions.

Selling, General and Administrative Expenses

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Selling, general and administrative	$244	$236	$479	$451
% of revenue	14%	16%	15%	16%

Three months ended

Selling, general and administrative expenses for the three months ended July 2, 2022 was $244 million, an increase of $8 million, or 3%, from $236 million for the three months ended July 3, 2021. The increase was primarily driven by increased costs associated with the First Alert acquisition of $16 million, labor inflation of $6 million, and investment of $4 million offset by lower legal expenses as a result of the 2021 securities class action litigation settlement net of insurance recoveries of $16 million, and foreign currency impacts. As a percentage of net sales, selling, general and administrative expenses improved 200 bps despite increases incurred as a result of acquisitions, labor inflation, and foreign currency fluctuations.

Six months ended

Selling, general and administrative expenses for the six months ended July 2, 2022 was $479 million, an increase of $28 million from $451 million for the six months ended July 3, 2021. The increase was driven by expenses related to acquisitions, transaction costs associated with the First Alert acquisition, increased investment, and labor inflation and other items totaling $56 million. These increases were partially offset by lower legal expenses as a result of the 2021 securities class action litigation settlement net of insurance recoveries of $16 million, foreign currency translation and other cost reductions totaling $28 million.

Other Expense, Net

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Other expense, net	$41	$28	$81	$72

Three months ended

Other expense, net for the three months ended July 2, 2022 was $41 million, an increase of $13 million from $28 million for the three months ended July 3, 2021. Other expense, net for the three months ended July 2, 2022 included $45 million in expenses related to the Honeywell Reimbursement Agreement partially offset by $4 million of other non-operating income. Other expense, net for the three months ended July 3, 2021, included $36 million in expenses related to the Honeywell Reimbursement Agreement, partially offset by $8 million of other non-operating income.

Six months ended

Other expense, net for the six months ended July 2, 2022 was $81 million, an increase of $9 million from $72 million for the six months ended July 3, 2021. Other expense, net for the six months ended July 2, 2022 included $86 million in expenses related to the Honeywell Reimbursement Agreement partially offset by $5 million of other non-operating income. Other expense, net for the six months ended July 3, 2021 included $72 million in expenses related to the Honeywell Reimbursement Agreement.

Tax Expense

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2022	2021	2022	2021
Provision for income taxes	$37	$23	$71	$47
Effective tax rate	28%	29%	28%	31%

Three months ended

For the three months ended July 2, 2022, the net tax expense of $37 million consists primarily of year-to-date pretax income multiplied by our forecasted effective tax rate. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, non-deductible expenses, and U.S. taxation of foreign earnings.

Six months ended

For the six months ended July 2, 2022, the net tax expense of $71 million consists primarily of year-to-date pretax income multiplied by our forecasted effective tax rate. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, non-deductible expenses, and U.S. taxation of foreign earnings.

Segment Results of Operations

Products & Solutions Segment

	Three Months Ended			Six Months Ended
	July 2,	July 3,		July 2,	July 3,
	2022	2021	% Change	2022	2021	% Change
Total revenue	$852	$695		$1,566	$1,395
Operating profit	$154	$129	19%	$307	$259	19%
Operating profit percentage	20%	22%		22%	22%

On March 31, 2022, we completed the acquisition of First Alert, a leading provider of home safety products. This acquisition was integrated into the Products & Solutions portfolio and expands our footprint in the home with complementary smoke and carbon monoxide detection home safety products and fire suppression products.

Three months ended

Products & Solutions revenue increased 28%, mainly due to First Alert acquisition revenue and price increases, partially offset by foreign exchange fluctuations. Operating profit increased from $129 million to $154 million, or 19% primarily from positive price, net of inflationary cost increases of $7 million, higher demand of $11 million, and the contribution from the First Alert acquisition of $7 million.

Six months ended

Products & Solutions revenue increased 15%, mainly due to price increases and First Alert acquisition revenue, partially offset by foreign exchange fluctuations. Operating profit increased from $259 million to $307 million, or 19%. Operating profit was positively impacted by price increases, contributions from the First Alert acquisition, and other cost reductions totaling $166 million. These impacts were partially offset by increased material costs, unfavorable changes in sales mix, higher charges related to obsolete and surplus inventory, increased freight costs, increased investment totaling $118 million.

ADI Global Distribution Segment

	Three Months Ended			Six Months Ended
	July 2,	July 3,		July 2,	July 3,
	2022	2021	% Change	2022	2021	% Change
External revenue	$922	$879	5%	$1,809	$1,692	7%
Operating profit	$86	$66	30%	$166	$125	33%
Operating profit percentage	9%	8%		9%	7%

Three months ended

ADI Global Distribution revenue increased 5% highlighted by strong growth in the U.S. and Canada driven by price increases, and the impact of acquisitions, partially offset by foreign exchange fluctuations. Operating profit increased from $66 million to $86 million, or 30%. Operating profit was favorably impacted primarily by changes in sales mix, price increases, impact of acquisitions, and other expense productivity totaling $31 million. These positive impacts were partially offset by commercial investments, increased freight costs, as well as labor inflation totaling $11 million.

Six months ended

ADI Global Distribution revenue increased 7% driven by price increases and the impact of acquisitions, partially offset by foreign exchange fluctuations. Operating profit increased from $125 million to $166 million, or 33%. Operating profit was favorably impacted by changes in sales mix, price increases, impact of acquisitions, and other expense productivity totaling $60 million. These positive impacts were partially offset by commercial investments, increased freight costs, as well as labor inflation totaling $19 million.

Corporate

	Three Months Ended			Six Months Ended
	July 2,	July 3,		July 2,	July 3,
	2022	2021	% Change	2022	2021	% Change
Corporate costs	$54	$74	(27)%	$115	$133	(14)%

Three months ended

Corporate costs for the three months ended July 2, 2022 were $54 million, a decrease from $74 million for the three months ended July 3, 2021, or 27%. The decrease was due primarily to the 2021 securities class action litigation settlement net of insurance recoveries of $16 million, and other cost reductions totaling $20 million.

Six months ended

Corporate costs for the six months ended July 2, 2022 were $115 million, a decrease from $133 million for the six months ended July 3, 2021, or 14%. The decrease was due primarily to the 2021 securities class action litigation settlement net of insurance recoveries of $16 million, lower consulting spend of $7 million, and other cost reductions. These positive impacts were partially offset by transaction costs associated with the First Alert acquisition of $10 million.

Capital Resources and Liquidity

Our liquidity is primarily dependent on our ability to continue to generate positive cash flows from operations, supplemented by external sources of capital as needed. Additional liquidity may also be provided through access to the financial capital markets and a committed global credit facility. The following is a summary of our liquidity position:

•
Cash flows used for operating activities was $24 million for the six months ended July 2, 2022 compared to cash flows provided by operating activities of $99 million for the six months ended July 3, 2021.
•
As of July 2, 2022, total cash and cash equivalents were $255 million.
•
As of July 2, 2022, there were no borrowings and no letters of credit issued under our $500 million revolving credit facility.

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

The amount paid during the six months ended July 2, 2022 was $70 million. See Note 14. Commitments and Contingencies of Notes to Consolidated Financial Statements of this Form 10-Q and Note 17. Commitments and

Contingencies of Notes to Consolidated and Combined Financial Statements in our 2021 Annual Report on Form 10-K for further discussion.

Cash Flow Summary for the six months ended July 2, 2022 and July 3, 2021

Our cash flows from operating, investing and financing activities for the six months ended July 2, 2022 and July 3, 2021, as reflected in the unaudited Consolidated Statements of Cash Flows, are summarized as follows:

	Six Months Ended
	July 2,	July 3,
	2022	2021
Cash provided by (used for):
Operating activities	$(24)	$99
Investing activities	(670)	(42)
Financing activities	183	7
Effect of exchange rate changes on cash and cash equivalents	(13)	(2)
Net decrease in cash, cash equivalents and restricted cash	$(524)	$62

Cash used for operating activities for the six months ended July 2, 2022 increased by $123 million, primarily due to an increase in net income of $74 million, and an increase in current liabilities of $23 million. These increases were offset by increases in account receivable and inventory totaling $231 million. The increase in accounts receivable and inventory were necessary to support the increased sales activity.

Cash used for investing activities increased by $628 million, primarily due to $623 million of additional cash paid for acquisitions in the six months ended July 2, 2022.

Net cash provided by financing activities increased by $176 million. The increase was primarily due to $196 million of net proceeds from the March 2022 Amended A&R Credit Agreement, as compared to $6 million of net proceeds resulting from the 2021 execution of the A&R Credit Agreement, debt issuance and modification costs, and repayments of long-term debt and, cash used for other financing activities totaling $1 million.

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

Critical Accounting Policies

The preparation of our unaudited Financial Statements in accordance with U.S. GAAP is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. We consider the accounting policies discussed in our 2021 Annual Report on Form 10-K to be critical to the understanding of our unaudited Financial Statements included in this Form 10-Q. There have been no material changes in our critical accounting policies as compared to what was disclosed in the 2021 Annual Report on Form 10-K. We adopted ASU 2021-08 effective April 1, 2022, on a prospective basis. The impact of adoption of this standard on our consolidated financial statements, including accounting policies, processes, and systems, was not material. Actual results could differ from our estimates and assumptions, and any such differences could be material to our unaudited Financial Statements.

Other Matters

Litigation, Environmental Matters and Reimbursement Agreement

See Note 14. Commitments and Contingencies of Notes to Consolidated Financial Statements of this Form 10-Q for a discussion of environmental and other litigation matters.

Recent Accounting Pronouncements

See Note 2. Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements of this Form 10-Q for a discussion of recent accounting pronouncements.

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

Interest Rate Risk

As of July 2, 2022, $1,137 million of our total debt, excluding unamortized deferred financing costs, carried variable interest rates. In March 2021, eight interest rate swap agreements were entered into with various financial institutions for a combined notional amount of $560 million (the “Swap Agreements”). The Swap Agreements effectively converted a portion of the Company’s variable interest rate obligations based on three-month LIBOR with a minimum rate of 0.50% per annum to a base fixed weighted average rate of 0.9289% over a term of two to four years. For more information on the Swap Agreements, see Note 16. Derivative Instruments of Notes to Consolidated Financial Statements of this Form 10-Q. The fair market values of our fixed-rate financial instruments and Swap Agreements are sensitive to changes in interest rates. As of July 2, 2022, an increase or decrease in the interest rate by 100 basis points would have an approximate $6 million impact on our annual interest expense.

Foreign Currency Exchange Rate Risk

We are exposed to market risks from changes in currency exchange rates. While we primarily transact with customers in the U.S. Dollar, we also transact in foreign currencies, primarily including the Canadian Dollar, Euro, Mexican Peso, Indian Rupee, British Pound, and Czech Koruna. These exposures may impact total assets, liabilities, future earnings and/or operating cash flows. Our exposure to market risk for changes in foreign currency exchange rates arises from transactions arising from international trade, foreign currency denominated monetary assets and liabilities, and international financing activities between subsidiaries. We rely primarily on natural offsets to address our exposures and may supplement this approach from time to time by entering into forward and option hedging contracts. As of July 2, 2022 and December 31, 2021, we have no outstanding foreign currency hedging arrangements.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended July 2, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

See Note 14. Commitments and Contingencies — Other Matters of Notes to Consolidated Financial Statements of this Form 10-Q for a discussion on legal proceedings.

Item 1A. Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal, and regulatory risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations, and historical trends. There have been no material changes to the risk factors described in our 2021 Annual Report on Form 10-K.

Item 6. Exhibits

The Exhibits listed below on the Exhibit Index are filed or incorporated by reference as part of this Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
4.2	Second Supplemental Indenture, dated May 19, 2022, to the Senior Notes Indenture, dated August 26, 2021, relating to the Issuer's 4.000% Senior Notes due 2029 (filed herewith)

10.1	Resideo Technologies, Inc. Bonus Plan, amended as of April 28, 2022 (filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	Inline XBRL Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Schedules omitted pursuant to item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon its request.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Resideo Technologies, Inc.

Date: August 4, 2022	By:	/s/ Anthony L. Trunzo
Anthony L. Trunzo Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Date: August 4, 2022	By:	/s/ Tina Beskid
Tina Beskid
Vice President and Chief Accounting Officer (Principal Accounting Officer)