Form 10-Q
period 2022-10-01
RESIDEO TECHNOLOGIES, INC.
filed 2022-11-01
CIK 1740332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2022

or

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of October 28, 2022 was 145,843,859 shares.

Part I. Financial Information

Item 1. Unaudited Consolidated Financial Statements

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except shares in thousands, and per share data)

(Unaudited)

	October 1, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$252	$775
Accounts receivable, net	1,043	876
Inventories, net	957	740
Other current assets	198	150
Total current assets	2,450	2,541
Property, plant and equipment, net	351	287
Goodwill	2,678	2,661
Other intangible assets, net	460	120
Other assets	323	244
Total assets	$6,262	$5,853
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$936	$883
Current maturities of long-term debt	12	10
Accrued liabilities	594	601
Total current liabilities	1,542	1,494
Long-term debt, net of current maturities	1,407	1,220
Obligations payable under Indemnification Agreements	575	585
Other liabilities	338	302
Total liabilities	3,862	3,601
COMMITMENTS AND CONTINGENCIES
Stockholders’ equity:
Common shares, $0.001 par value, 700,000 shares authorized, 147,703 and 145,838 shares issued and outstanding as of October 1, 2022, 146,248 and 144,808 shares issued and outstanding as of December 31, 2021, respectively	-	-
Additional paid-in capital	2,162	2,121
Retained earnings	561	317
Accumulated other comprehensive loss, net	(292)	(165)
Treasury shares	(31)	(21)
Total stockholders’ equity	2,400	2,252
Total liabilities and stockholders’ equity	$6,262	$5,853

Refer to accompanying Notes to Unaudited Consolidated Financial Statements.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except shares in thousands, and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net revenue	$1,618	$1,496	$4,810	$4,392
Cost of goods sold	1,188	1,075	3,475	3,210
Gross profit	430	421	1,335	1,182
Research and development expenses	29	20	81	63
Selling, general and administrative expenses	236	227	716	678
Intangible asset amortization	10	7	25	23
Income from operations	155	167	513	418
Other expense, net	44	58	125	130
Interest expense, net	15	12	40	37
Income before taxes	96	97	348	251
Provision for income taxes	33	29	104	76
Net income	$63	$68	$244	$175
Earnings per share
Basic	$0.43	$0.47	$1.68	$1.22
Diluted	$0.42	$0.46	$1.64	$1.18
Weighted average number of shares outstanding
Basic	145,755	144,284	145,442	143,865
Diluted	149,158	148,559	148,972	148,260

Refer to accompanying Notes to Unaudited Consolidated Financial Statements.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Comprehensive (loss) income:
Net income	$63	$68	$244	$175
Other comprehensive (loss) income, net of tax:
Foreign exchange translation (loss)	(86)	(24)	(165)	(41)
Changes in unrealized gain on derivatives	14	-	38	-
Total other comprehensive (loss)	(72)	(24)	(127)	(41)
Comprehensive (loss) income	$(9)	$44	$117	$134

Refer to accompanying Notes to Unaudited Consolidated Financial Statements.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended
	October 1, 2022	October 2, 2021
Cash flows from operating activities:
Net income	$244	$175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69	67
Loss on extinguishment of debt	-	41
Share-based compensation expense	36	29
Other, net	8	4
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(142)	(78)
Inventories, net	(129)	(40)
Other current assets	(38)	(6)
Accounts payable	5	(19)
Accrued liabilities	(25)	26
Other, net	(15)	4
Net cash provided by operating activities	13	203
Cash flows from investing activities:
Capital expenditures	(34)	(48)
Acquisitions, net of cash acquired	(660)	(11)
Other, net	(13)	3
Net cash used in investing activities	(707)	(56)
Cash flows from financing activities:
Proceeds from issuance of A&R Term B Facility	200	1,250
Payments of debt facility issuance and modification costs	(4)	(39)
Repayments of long-term debt	(9)	(1,185)
Other, net	(5)	2
Net cash provided by financing activities	182	28
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(12)	(6)
Net (decrease) increase in cash, cash equivalents and restricted cash	(524)	169
Cash, cash equivalents and restricted cash at beginning of period	779	517
Cash, cash equivalents and restricted cash at end of period	$255	$686

Supplemental Cash Flow Information:
Interest paid	$38	$33
Income taxes paid, net	$129	$84

Refer to accompanying Notes to Unaudited Consolidated Financial Statements.

RESIDEO TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In millions, except shares in thousands)

(Unaudited)

Fiscal Quarters	Common Shares	Common Shares ($)	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Treasury Shares ($)	Total Stockholders’ Equity
Balance as of July 2, 2022	145,684	$-	$2,147	$498	$(220)	1,844	$(31)	$2,394
Net income	-	-	-	63	-	-	-	63
Other comprehensive loss, net of tax	-	-	-	-	(72)	-	-	(72)
Share issuances, net of shares withheld for taxes	154	-	2	-	-	21	-	2
Share-based compensation	-	-	13	-	-	-	-	13
Balance as of October 1, 2022	145,838	$-	$2,162	$561	$(292)	1,865	$(31)	$2,400

Balance as of July 3, 2021	144,171	$-	$2,098	$182	$(163)	1,188	$(14)	$2,103
Net income	-	-	-	68	-	-	-	68
Other comprehensive (loss), net of tax	-	-	-	-	(24)	-	-	(24)
Share issuances, net of shares withheld for taxes	212	-	3	-	-	45	(2)	1
Share-based compensation	-	-	10	-	-	-	-	10
Balance as of October 2, 2021	144,383	$-	$2,111	$250	$(187)	1,233	$(16)	$2,158

Fiscal Year to Date Periods	Common Shares	Common Shares ($)	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Treasury Shares ($)	Total Stockholders’ Equity
Balance as of December 31, 2021	144,808	$-	$2,121	$317	$(165)	1,440	$(21)	$2,252
Net income	-	-	-	244	-	-	-	244
Other comprehensive loss, net of tax	-	-	-	-	(127)	-	-	(127)
Share issuances, net of shares withheld for taxes	1,030	-	5	-	-	425	(10)	(5)
Share-based compensation	-	-	36	-	-	-	-	36
Balance as of October 1, 2022	145,838	$-	$2,162	$561	$(292)	1,865	$(31)	$2,400

Balance as of December 31, 2020	143,059	$-	$2,070	$75	$(146)	900	$(6)	$1,993
Net income	-	-	-	175	-	-	-	175
Other comprehensive loss, net of tax	-	-	-	-	(41)	-	-	(41)
Share issuances, net of shares withheld for taxes	1,324	-	12	-	-	333	(10)	2
Share-based compensation	-	-	29	-	-	-	-	29
Balance as of October 2, 2021	144,383	$-	$2,111	$250	$(187)	1,233	$(16)	$2,158

Refer to accompanying Notes to Unaudited Consolidated Financial Statements.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2022

(In millions, unless otherwise noted)

(Unaudited)

Note 1. Business Description and Basis of Presentation

Business Description

Resideo Technologies, Inc. (“Resideo”, “the Company”, “us”, “our”, or “we”), is a leading manufacturer and developer of technology-driven products that provide critical comfort, energy, smoke and carbon monoxide detection home safety products, and security solutions to homes globally. We are also the leading wholesale distributor of low-voltage security products including access control, fire detection, fire suppression, intrusion, and video products, and participate significantly in the broader related markets of audio, communications, data communications, networking, power, ProAV, smart home, and wire and cable. Our global footprint serves both commercial and residential end markets.

The Company was incorporated in Delaware on April 24, 2018 and we separated from Honeywell International Inc. (“Honeywell”) on October 29, 2018, becoming an independent publicly traded company as a result of a pro rata distribution of our common stock to shareholders of Honeywell (the “Spin-Off”).

We acquired First Alert, Inc., a provider of home safety products (“First Alert”) on March 31, 2022. The acquisition is expected to expand and leverage our footprint in the home with complementary smoke and carbon monoxide detection home safety products and fire suppression products. Refer to Note 13. Acquisitions for additional information.

Basis of Presentation

The accompanying Unaudited Consolidated Financial Statements (collectively, the “Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the Financial Statements included herein contain all adjustments, which consist of normal recurring adjustments, necessary to fairly present our financial position, results of operations and cash flows for the periods indicated. Operating results for the period from January 1, 2022 through October 1, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.

During the year, we changed the presentation of intangible asset amortization on the unaudited Consolidated Statements of Operations, whereas they were previously included in cost of goods sold and selling, general and administrative expenses. The reclassification decreased cost of goods sold by $5 million and $17 million, and decreased selling, general and administrative expenses by $2 million and $6 million for the three and nine months ended October 2, 2021, respectively.

Certain other reclassifications have been made to prior period amounts in the Financial Statements to conform to the current presentation.

For additional information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the United States Securities and Exchange Commission (the “SEC”) on February 15, 2022.

Reporting Periods

Our fiscal quarters are based on a four-four-five week calendar with the periods ending on the Saturday of the last week in the quarter except that December 31st will always be the year end date. Therefore, the financial results of certain fiscal quarters may not be directly comparable to prior fiscal quarters.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2022

(In millions, unless otherwise noted)

(Unaudited)

Restricted Cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets that total the amounts shown in the Consolidated Statements of Cash Flows:

	October 1, 2022	December 31, 2021
Cash and cash equivalents	$252	$775
Restricted cash included in Other current assets (1)	3	4
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$255	$779

(1) Primarily collateral to support certain bank guarantees.

Note 2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are detailed in Note 2. Summary of Significant Accounting Policies of the Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements

We consider the applicability and impact of all recent accounting standards updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on our Financial Statements.

In September 2022, the FASB issued ASU No. 2022-04, Liabilities-Supplier Finance Programs (Topic 405): Disclosure of Supplier Finance Program Obligations, which provides guidance for a buyer in a supplier finance program to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period and potential magnitude. The standard is effective for interim annual periods beginning after December 15, 2023, with early adoption permitted. We are currently evaluating the potential impact of adopting this standard but do not expect it to have a material impact on our Financial Statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. Under this standard, an acquirer must recognize, and measure contract assets and contract liabilities acquired in a business combination in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The standard is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. We adopted ASU 2021-08 effective April 1, 2022, on a prospective basis. The impact of adoption of this standard on our Financial Statements, including accounting policies, processes, and systems, was not material.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which is optional guidance related to reference rate reform that provides practical expedients for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. This standard, along with its subsequent clarifications, is effective from March 12, 2020 through December 31, 2022 and is applicable to our A&R Senior Credit Facilities and Swap Agreements, which use LIBOR as a reference rate. The A&R Senior Credit Facilities include a transition clause to a new reference rate in the event LIBOR is discontinued and Swap Agreements will be amended to match the new reference rate. We have evaluated the potential impact of adopting this standard and do not expect it to have a material impact on our Financial Statements. Refer to Note 17. Long-term Debt and Credit Agreement for further details.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2022

(In millions, unless otherwise noted)

(Unaudited)

Note 3. Segment Financial Data

We monitor our business operations through our two operating segments: Products & Solutions and ADI Global Distribution.

These operating segments follow the same accounting policies used for the Financial Statements. We evaluate a segment’s performance on a U.S. GAAP basis, primarily operating income before corporate expenses.

Corporate expenses primarily include unallocated share-based compensation expenses, unallocated pension expense, restructuring charges, acquisition-related costs, and other expenses related to executive, legal, finance, tax, treasury, human resources, information technology, strategy, communications and corporate travel expenses. Additional unallocated amounts primarily include non-operating items such as interest income, interest expense, and other income (expense).

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions, and assesses operating performance.

The following table represents summary financial data attributable to the segments:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net revenue:
Products & Solutions	$707	$631	$2,090	$1,835
ADI Global Distribution	911	865	2,720	2,557
Total Net revenue	$1,618	$1,496	$4,810	$4,392

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Income from operations:
Products & Solutions	$124	$157	$431	$416
ADI Global Distribution	78	73	244	198
Corporate	(47)	(63)	(162)	(196)
Total Income from operations	$155	$167	$513	$418

The Company’s Chief Executive Officer, its Chief Operating Decision Maker, does not use segment assets information to allocate resources or to assess performance of the segments and therefore, total segment assets have not been reported.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2022

(In millions, unless otherwise noted)

(Unaudited)

Note 4. Revenue Recognition

Disaggregated Revenue

The Company has two operating segments, Products & Solutions and ADI Global Distribution. Disaggregated revenue information for Products & Solutions is presented by product grouping while ADI Global Distribution is presented by region. Beginning January 1, 2022, the Products & Solutions operating segment further disaggregated the Comfort product grouping into Air and Water, and Residential Thermal Solutions is now referenced as Energy. As of April 1, 2022, the First Alert business is included in the Security and Safety grouping.

Revenues by product grouping and region are as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Products & Solutions:
Security and Safety	$248	$172	$670	$512
Air	245	215	721	612
Energy	142	156	455	446
Water	72	88	244	265
Total Products & Solutions	$707	$631	$2,090	$1,835

ADI Global Distribution:
U.S. and Canada	$792	$727	$2,335	$2,125
EMEA (1)	111	128	360	402
APAC (2)	8	10	25	30
Total ADI Global Distribution	911	865	2,720	2,557
Total Net revenue	$1,618	$1,496	$4,810	$4,392

(1) EMEA represents Europe, the Middle East and Africa.

(2) APAC represents Asia and Pacific countries.

We recognize the majority of our revenue from performance obligations outlined in contracts with our customers that are satisfied at a point in time. Less than 3% of our revenue is satisfied over time. As of October 1, 2022 and October 2, 2021, contract assets and liabilities were not material.

Note 5. Stock-Based Compensation Plans

Restricted Stock Units (“RSUs”) and Performance Stock Unit (“PSUs”)

During the three and nine months ended October 1, 2022, we recorded share-based compensation expense for all awards of $13 million and $36 million, respectively. During the three and nine months ended October 2, 2021, we recorded share-based compensation expense for all awards of $10 million and $29 million, respectively.

Employee awards

During the nine months ended October 1, 2022, as part of our annual long-term compensation under the 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates, as may be amended from time to time, we granted 669,551 market-based PSUs and 1,711,282 service-based RSUs to eligible employees. The weighted average grant date fair value per share for market-based PSUs and service-based RSUs was $36.11 and $22.68, respectively. During the nine months ended October 2, 2021, we granted 497,645 market-based PSUs and 1,075,887 service-based RSUs to eligible employees. The weighted average grant date fair value per share for market-based PSUs and service-based RSUs was $42.98 and $27.26, respectively.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2022

(In millions, unless otherwise noted)

(Unaudited)

Non-employee Director awards

During the nine months ended October 1, 2022, as part of our annual long-term compensation under the 2018 Stock Incentive Plan for Non-Employee Directors of Resideo Technologies, Inc., as may be amended from time to time, we granted 66,580 service-based RSUs to eligible non-employee directors. The weighted average grant date fair value per share for service-based RSUs was $23.62. During the nine months ended October 1, 2022, we did not grant any PSUs to eligible non-employee directors. During the nine months ended October 2, 2021, we granted 39,891 service-based RSUs to eligible non-employee directors. The weighted average grant date fair value per share for service-based RSUs was $31.75.

Annual awards to our key employees generally have a three- or four-year service or performance period. RSU awards to our non-employee directors have a one-year service period. The fair value is determined at the date of grant.

Note 6. Leases

We are party to operating leases for the majority of our manufacturing sites, offices, engineering and lab sites, stocking locations, warehouses, automobiles, and certain equipment. Certain real estate leases include variable rental payments which adjust periodically based on inflation. Many leases contain options to renew and extend lease terms and options to terminate leases early. Reflected in the right-of-use asset and lease liability on the Consolidated Balance Sheets are the periods provided by renewal and extension options that we are reasonably certain to exercise, as well as the periods provided by termination options that we are reasonably certain not to exercise. Generally, the lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The operating lease expense for the three and nine months ended October 1, 2022 and October 2, 2021 consisted of the following:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Cost of goods sold	$3	$5	$13	$13
Selling, general and administrative expenses	13	12	38	34
Total operating lease expense	$16	$17	$51	$47

Total operating lease expense includes variable lease expense of $6 million and $15 million for the three and nine months ended October 1, 2022, respectively. For the three and nine months ended October 2, 2021, total operating lease expense includes variable lease expenses of $5 million and $13 million, respectively.

In addition to the monthly base rent, we are often charged separately for common area maintenance which is considered a non-lease component. These non-lease component payments are expensed as incurred and are not included in operating lease assets or liabilities.

A short-term lease is a lease with a term of 12 months or less and does not include the option to purchase the underlying asset that we would expect to exercise. We have elected to adopt the short-term lease exemption in ASC 842 and, as such have not recognized a right-of-use asset or lease liability for these short-term leases which are immaterial for the three and nine months ended October 1, 2022 and October 2, 2021.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2022

(In millions, unless otherwise noted)

(Unaudited)

We recognized the following related to our operating leases:

	Financial Statement Line Item	As of October 1, 2022	As of December 31, 2021
Operating right-of-use assets	Other assets	$187	$141
Operating lease liabilities - current	Accrued liabilities	$37	$32
Operating lease liabilities - noncurrent	Other long-term liabilities	$161	$120

Future minimum lease payments under non-cancelable leases are as follows:

As of October 1, 2022
2022	$11
2023	45
2024	37
2025	31
2026	28
Thereafter	91
Total future minimum lease payments	243
Less: Imputed interest	45
Present value of future minimum lease payments	$198
Weighted-average remaining lease term (years)	6.96
Weighted-average incremental borrowing rate	5.74%

Supplemental cash flow information related to operating leases is as follows:

	Nine Months Ended
	October 1, 2022	October 2, 2021
Cash paid for amounts included in the measurement of lease liabilities: Cash outflows for operating leases	$25	$25
Non-cash activities: Right-of-use assets obtained in exchange for new operating lease liabilities	$84	$31

Note 7. Other Expense, Net

Other expense, net consists of the following:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Reimbursement Agreement	$30	$39	$116	$111
Loss on extinguishment of debt	-	18	-	41
Settlement of pre-Spin-Off litigation	13	-	13	-
Other, net	1	1	(4)	(22)
Total Other expenses, net	$44	$58	$125	$130

The settlement liability related to pre-Spin-Off litigation is included in the Other current liabilities of the Financial Statements as of October 1, 2022.

Refer to Note 16. Commitments and Contingencies for further details on the Reimbursement Agreement.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2022

(In millions, unless otherwise noted)

(Unaudited)

Note 8. Income Taxes

For interim periods, income tax is equal to the total of (1) year-to-date pretax income multiplied by the forecasted effective tax rate plus (2) tax expense items specific to the period. In situations where we expect to report losses where we do not expect to receive tax benefits, we apply separate forecast effective tax rates to those jurisdictions rather than including them in the consolidated forecast effective tax rate.

For the three and nine months ended October 1, 2022, the net tax expense was $33 million and $104 million, respectively, and consists primarily of interim period tax expense based on year-to-date pretax income multiplied by our forecast effective tax rate. In addition to items specific to the period, the Company’s income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, non-deductible expenses, and U.S. taxation of foreign earnings. Tax expense was $29 million and $76 million for the three and nine months ended October 2, 2021, respectively.

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in millions, except shares in thousands, and per share data):

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Numerator for Basic and Diluted Earnings Per Share
Net income	$63	$68	$244	$175
Denominator for Basic and Diluted Earnings Per Share
Weighted average basic number of shares outstanding	145,755	144,284	145,442	143,865
Add: dilutive effect of share equivalents	3,403	4,275	3,530	4,395
Weighted average diluted number of shares outstanding	149,158	148,559	148,972	148,260

Earnings per share:
Basic	$0.43	$0.47	$1.68	$1.22
Diluted	$0.42	$0.46	$1.64	$1.18

Diluted earnings per share is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the three and nine months ended October 1, 2022 and October 2, 2021. For the three and nine months ended October 1, 2022, average options and other rights to purchase approximately 0.8 million and 0.4 million shares of common stock, respectively, were outstanding and anti-dilutive, and therefore excluded from the computation of diluted earnings per share. In addition, an average of 1.5 million and 0.8 million shares of performance-based unit awards are excluded from the computation of diluted earnings per share for the three and nine months ended October 1, 2022, respectively, as the contingency had not been satisfied. For the three and nine months ended October 2, 2021, average options and other rights to purchase approximately 0.2 million shares of common stock were outstanding and anti-dilutive, and therefore excluded from the computation of diluted income per common share. An average of approximately 0.8 million and 0.7 million shares of performance-based unit awards are excluded from the computation of diluted earnings per share for the three and nine months ended October 2, 2021, respectively, as the contingency had not been satisfied.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2022

(In millions, unless otherwise noted)

(Unaudited)

Note 10. Accounts Receivable, Net

Accounts receivable, net consists of the following:

	October 1, 2022	December 31, 2021
Accounts receivable	$1,052	$885
Allowance for doubtful accounts	(9)	(9)
Accounts receivable, net	$1,043	$876

Note 11. Inventories, Net

The components of inventories were as follows:

	October 1, 2022	December 31, 2021
Raw materials	$256	$174
Work in process	25	17
Finished products	676	549
Total Inventories, net	$957	$740

Note 12. Property, Plant, and Equipment, Net

Property, plant and equipment, at cost, consists of the following major asset classes:

	October 1, 2022	December 31, 2021
Machinery and equipment	$625	$602
Buildings and improvements	292	292
Construction in progress	64	35
Other	7	4
Total Property, plant, and equipment, at cost	988	933
Less: Accumulated depreciation	(637)	(646)
Property, plant, and equipment, net	$351	$287

Depreciation expense for both the three months ended October 1, 2022 and October 2, 2021 was $15 million, respectively. Depreciation expense for both the nine months ended October 1, 2022 and October 2, 2021 was $44 million, respectively.

Note 13. Acquisitions

On July 5, 2022, we acquired 100% of the outstanding equity of Electronic Custom Distributors Inc., a regional distributor of residential audio, video, automation, security, wire and telecommunication products and is included within the ADI Global Distribution operating segment. We have made a preliminary purchase price allocation based on information as of October 1, 2022 that is subject to change as additional information is obtained.

On March 31, 2022, we acquired 100% of the issued and outstanding capital stock of First Alert, a leading provider of home safety products for an aggregate cash purchase price of $613 million, net of cash acquired of $2 million. First Alert expands and leverages our footprint in the home with complementary smoke and carbon monoxide detection home safety products and fire suppression products. The business is included within the Products & Solutions operating segment.

The following table presents the preliminary purchase price allocation, for First Alert, at estimated fair value as of October 1, 2022:

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2022

(In millions, unless otherwise noted)

(Unaudited)

Cash	$2
Accounts receivable, net	72
Inventories, net	117
Other current assets	2
Property, plant and equipment	82
Goodwill (1)	86
Other intangible assets	349
Other assets (non-current)	31
Total assets	741
Accounts payable	57
Accrued liabilities	33
Other liabilities	36
Total liabilities	126
Net assets acquired	$615

(1) The $86 million of preliminary goodwill was allocated to the Products & Solutions operating segment. Goodwill from this acquisition is partially deductible for tax purposes.

On February 14, 2022, we acquired 100% of the outstanding equity of Arrow Wire and Cable Inc., a leading regional distributor of data communications, connectivity and security products. The business is included within the ADI Global Distribution operating segment and is expected to strengthen our global distribution portfolio in the data communications category with an assortment of copper and fiber cabling and connectivity, connectors, racking solutions, and network equipment.

Note 14. Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill for the nine months ended October 1, 2022 were as follows:

	Products & Solutions	ADI Global Distribution	Total
Balance as of December 31, 2021	$2,010	$651	$2,661
Acquisitions and divestitures	86	24	110
Foreign currency translation adjustments and other changes	(70)	(23)	(93)
Balance as of October 1, 2022	$2,026	$652	$2,678

The following table presents the major components of Other intangible assets, net as of October 1, 2022 and December 31, 2021. Other intangible assets that are fully amortized have been omitted.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2022

(In millions, unless otherwise noted)

(Unaudited)

	Range of Life (Years)	Weighted Average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
As of October 1, 2022
Other intangible assets, net:
Patents and technology	3-10	10	$62	$(24)	$38
Customer relationships	7-15	14	289	(104)	185
Trademarks (1)	10-Indefinite	10	193	(8)	185
Software	2-7	6	167	(115)	52
Total intangible assets			$711	$(251)	$460

As of December 31, 2021
Other intangible assets, net:
Patents and technology	3-10	9	$31	$(23)	$8
Customer relationships	7-15	14	162	(106)	56
Trademarks	10	10	14	(8)	6
Software	2-7	6	162	(112)	50
Total intangible assets			$369	$(249)	$120
(1)
Includes trademarks of $180 million that have been assigned an indefinite life.

We use the straight-line method of amortization and expects to recognize amortization expense over the next five fiscal years as follows:

Amortization Expense
2022	$9
2023	33
2024	31
2025	30
2026	25

Note 15. Accrued Liabilities

Accrued liabilities consist of the following:

	October 1, 2022	December 31, 2021
Obligations payable under Indemnification Agreements	$140	$140
Compensation, benefit and other employee-related	101	114
Customer rebate reserve	84	94
Current operating lease liability	37	32
Taxes payable	33	54
Other (1)	199	167
Total Accrued liabilities	$594	$601

(1) Other includes accrued freight, accrued advertising, accrued legal reserves. accrued interest, accrued restructuring, and other miscellaneous accruals.

Refer to Note 16. Commitments and Contingencies for further details on Obligations payable under Indemnification Agreements.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2022

(In millions, unless otherwise noted)

(Unaudited)

Note 16. Commitments and Contingencies

Environmental Matters

We are subject to various federal, state, local, and foreign government requirements relating to the protection of the environment and accrue costs related to environmental matters when it is probable that we have incurred a liability related to a contaminated site and the amount can be reasonably estimated. Environment-related expenses for sites owned and operated by us are presented within Cost of goods sold for operating sites. For the three and nine months ended October 1, 2022 and October 2, 2021, environmental expenses related to these operating sites were not material. Liabilities for environmental costs were $22 million for both October 1, 2022 and December 31, 2021.

Obligations Payable Under Indemnification Agreements

The indemnification and reimbursement agreement (the “Reimbursement Agreement”) and the tax matters agreement (the “Tax Matters Agreement”) (collectively, the “Indemnification Agreements”) are described below.

Reimbursement Agreement

In connection with the Spin-Off, we entered into the Reimbursement Agreement with Honeywell that obligates us to make cash payments to Honeywell in amounts equal to 90% of payments for certain Honeywell environmental-liability payments, which include amounts billed (“payments”), less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales (the “recoveries”). The amount payable by us in respect of such liabilities arising in respect of any given year is subject to a cap of $140 million. Refer to Note 17. Commitments and Contingencies in the Company’s 2021 Annual Report on Form 10-K for further discussion.

Tax Matters Agreement

In connection with the Spin-Off, we entered into the Tax Matters Agreement with Honeywell that obligates us to indemnify Honeywell for certain taxes, including certain income taxes, sales taxes, VAT and payroll taxes, relating to the business for all periods, including periods prior to the consummation of the Spin-Off. In addition, the Tax Matters Agreement addresses the allocation of liability for taxes that are incurred as a result of restructuring activities undertaken to effectuate the Spin-Off.

The following table summarizes information concerning the Indemnification Agreements’ liabilities:

	Reimbursement	Tax Matters
	Agreement	Agreement	Total
Beginning Balance, December 31, 2021	$597	$128	$725
Accruals for liabilities deemed probable and reasonably estimable (1)	116	(2)	114
Payments to Honeywell	(105)	(19)	(124)
Balance as of October 1, 2022	$608	$107	$715
(1)
Reimbursement Agreement liabilities deemed probable and reasonably estimable, however, it is possible we could pay $140 million per year (exclusive of any late payment fees up to 5% per annum) until the earlier of (1) December 31, 2043; or (2) December 31 of the third consecutive year during which the annual reimbursement obligation (including in respect of deferred payment amounts) has been less than $25 million.

The liabilities related to the Indemnification Agreements are included in the following balance sheet accounts:

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2022

(In millions, unless otherwise noted)

(Unaudited)

	October 1, 2022	December 31, 2021
Accrued liabilities	$140	$140
Obligations payable under Indemnification Agreements	575	585
	$715	$725

For the three and nine months ended October 1, 2022, net expenses related to the Reimbursement Agreement were $30 million and $116 million, respectively, and for the three and nine months ended October 2, 2021, net expenses related to the Reimbursement Agreement were $39 million and $111 million, respectively, and are recorded in Other expense, net.

We do not currently possess sufficient information to reasonably estimate the amounts of indemnification liabilities to be recorded upon future completion of studies, litigation or settlements, and neither the timing nor the amount of the ultimate costs associated with such indemnification liability payments can be determined although they could be material to our unaudited consolidated results of operations and operating cash flows in the periods recognized or paid.

Other Matters

The Company is subject to lawsuits, investigations, and disputes arising out of the conduct of its business, including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employee matters, intellectual property, and environmental, health, and safety matters. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of adverse judgments or outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. No such matters are material to the Company’s Financial Statements.

Certain current or former directors and officers of the Company were defendants in a consolidated derivative action In re Resideo Technologies, Inc. Derivative Litigation (the “Consolidated Federal Derivative Action”) and was stayed pending entry of final judgement in the Securities Litigation and the Delaware Chancery Derivative Action. An additional suit was filed in the Court of Chancery of the State of Delaware in 2021 and not consolidated with the Federal Derivative Suits. On October 4, 2022, we reached an agreement in principle to resolve all of the pending lawsuits. Under the terms of the settlement, we have agreed to implement or codify certain corporate governance reforms and reimburse the plaintiffs’ attorneys’ fees of $1.6 million. The proposed settlement is subject to, among other things, the execution of definitive settlement documentation and court approval. The settlement liability is included in the Accrued liabilities in the Consolidated Balance Sheets, the expected insurance recovery of approximately $0.6 million is included in Accounts receivable, net.

On September 16, 2022, Salvatore Badalamenti (“Plaintiff”) filed a putative class action lawsuit (the “Badalamenti Lawsuit”) in the United States District Court for the District of New Jersey against Honeywell International Inc. and the Company. Plaintiff alleges, among other things, that the Company violated certain consumer protection laws by falsely advertising the Company’s combination-listed single data-bus burglar and fire alarms system control units (the “Products”) as conforming to Underwriters Laboratories, Inc. (the “UL”) or the National Fire Protection Association (“NFPA”) standards and/or failing to disclose such non-nonconformance. Plaintiff further alleges that the Company’s Products are defective because they do not conform to the UL and NFPA industry standards. Plaintiff does not allege that he, or anyone else, has experienced any adverse event due to the alleged product defect or that the Products did not work. Plaintiff alleges causes of action for violation of the New Jersey Consumer Fraud Act, fraud, negligent misrepresentation, breach of express and implied warranties, violation of the Magnuson-Moss Warranty Act, unjust enrichment, and violation of the Truth-in-Consumer Contract, Warranty, and Notice Act.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2022

(In millions, unless otherwise noted)

(Unaudited)

Plaintiff seeks to represent a putative class of other persons in the United States who purchased the Products. Plaintiff, on behalf of himself and the putative class, seeks damages in an unknown amount, which he describes as the cost to repair and/or replace the Products and/or the diminution in value of the Products.

We believe we have strong defenses against the allegations and claims asserted in the Badalamenti Lawsuit. We intend to defend the matter vigorously; however, there can be no assurance that we will be successful in such defense. In light of the early stage of the Badalamenti Lawsuit, we are unable to estimate the total costs to defend the matter or the potential liability to us in the event that we are not successful in our defense.

Warranties and Guarantees

In the normal course of business, we issue product warranties and product performance guarantees. We accrue for the estimated cost of product warranties and product performance guarantees based on contract terms and historical experience at the time of sale. Adjustments to initial obligations for warranties and guarantees are made as changes to the obligations become reasonably estimable. Product warranties and product performance guarantees are included in Accrued liabilities.

The following table summarizes information concerning recorded obligations for product warranties and product performance guarantees:

	Nine Months Ended
	October 1, 2022	October 2, 2021
Beginning of period	$23	$22
Accruals for warranties/guarantees issued during the period	15	12
Additions from acquisitions	14	-
Settlements and adjustments	(17)	(14)
End of period	$35	$20

Note 17. Long-term Debt and Credit Agreement

Our long-term debt as of October 1, 2022 and December 31, 2021 is as follows:

	October 1, 2022	December 31, 2021
4.000% Senior Notes due 2029	$300	$300
Seven-year variable rate A&R Term B Facility	1,134	943
Unamortized deferred financing costs	(15)	(13)
Total outstanding indebtedness	1,419	1,230
Less: Amounts expected to be paid within one year	12	10
Total long-term debt due after one year	$1,407	$1,220

As of October 1, 2022 and October 2, 2021, the weighted average interest rate for the Amendment and Restatement Agreement (“A&R”) Term B Facility (defined below) was 5.12% and 2.75%, respectively, and there were no borrowings and no letters of credit issued under the A&R Revolving Credit Facility (as defined below). As of October 1, 2022, we were in compliance with all covenants related to the A&R Credit Agreement and the Senior Notes due 2029 (as defined below).

Senior Notes due 2029

On August 26, 2021, we issued $300 million in principal amount of 4.00% senior unsecured notes due in 2029 (the “Senior Notes due 2029”). The Senior Notes due 2029 are senior unsecured obligations guaranteed by the Company’s existing and future domestic subsidiaries and rank equally with all senior unsecured debt and senior to all subordinated debt.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2022

(In millions, unless otherwise noted)

(Unaudited)

Credit Agreement

On February 12, 2021, we entered into an Amendment and Restatement Agreement with JP Morgan Chase Bank N.A. as administrative agent (the “A&R Credit Agreement”). This agreement effectively replaced the Company’s previous senior secured credit facilities.

The A&R Credit Agreement provides for a (i) seven-year variable rate senior secured Term B loan facility in an initial aggregate principal amount of $950 million, which was further amended on March 28, 2022 to include an additional aggregate principal amount of $200 million in term loans (the “A&R Term B Facility”), (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of $500 million (the “A&R Revolving Credit Facility” together with the A&R Term B Facility, the “A&R Senior Credit Facilities”).

We entered into certain interest rate swap agreements in 2021 to effectively convert a portion of our variable rate debt to fixed rate debt. Refer to Note 18. - Derivatives Financial Instruments for further discussion.

Refer to Note 18. Long-Term Debt and Credit Agreement in the Company’s 2021 Annual Report on Form 10-K for further discussion regarding the Company’s long-term debt and credit agreement.

Note 18. Derivative Financial Instruments

We use derivative financial instruments to manage interest rate risk. Our policy is not to use derivative instruments for trading or speculative purposes. We have written policies and procedures that place all financial instruments under the direction of corporate treasury and restrict all derivative transactions to those intended for hedge accounting.

All derivatives are recorded at fair value in the Consolidated Balance Sheets. Our derivatives are designated as cash flow hedges and the effective changes in fair values are recorded in Accumulated other comprehensive loss and are included in unrealized gains (losses) until the underlying hedged item is recognized in earnings.

We use interest rate swap agreements to manage exposure to interest rate risks. We do not use interest rate swap agreements for speculative or trading purposes. The gain or loss on the interest rate swaps that qualify as derivatives is recorded in Accumulated other comprehensive loss and is subsequently recognized as Interest expense, net in the Consolidated Statements of Operations when the hedged exposure affects earnings. If the related debt or the interest rate swap is terminated prior to maturity, the fair value of the interest rate swap recorded in Accumulated other comprehensive loss may be recognized in the Consolidated Statements of Operations based on an assessment of the agreements at the time of termination.

On March 31, 2021, we entered into eight interest rate swap agreements (the “Swap Agreements”) with several financial institutions for a combined notional value of $560 million. The effect of the Swap Agreements is to convert a portion of the variable interest rate obligations based on three-month LIBOR with a minimum rate of 0.50% per annum to a base fixed weighted average rate of 0.9289% over terms ranging from two to four years remaining. The Swap Agreements are adjusted to fair value on a quarterly basis. The estimated fair value is based on Level 2 inputs primarily including the forward LIBOR curve available to swap dealers. Contract gains recognized in other comprehensive income (loss) totaled $14 million and $38 million for the three and nine months ended October 1, 2022, respectively. Contract gains or losses recognized in other comprehensive income (loss) were immaterial for the three and nine months ended October 2, 2021. Amounts reclassified from Accumulated other comprehensive loss into earnings were not material for any of the periods presented. The fair value of the Swap Agreements as of October 1, 2022 was $46 million, of which $18 million was recognized in Other current assets and $28 million was recognized in Other assets. The fair value of the Swap Agreements as of October 2, 2021 was immaterial. Unrealized gains expected to be reclassified from Accumulated other comprehensive loss into earnings in the next 12 months are estimated to be $17 million as of October 1, 2022.

Note 19. Fair Value

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2022

(In millions, unless otherwise noted)

(Unaudited)

Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, requires us to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets.

Level 2: Other inputs that are observable directly or indirectly, such as quoted prices for similar assets or liabilities or market-corroborated inputs.

Level 3: Unobservable inputs for which there is little or no market data and which require us to develop our own assumptions about how market participants would price the assets or liabilities.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable approximate fair value as of October 1, 2022 and December 31, 2021 because of their relatively short maturities. As of October 1, 2022, there were no borrowings and no letters of credit issued under the A&R Revolving Credit Facility. The fair values of the remaining financial instruments not currently recognized at fair value on our Consolidated Balance Sheets at the respective period ends were:

	October 1, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

4.000% Senior Notes due 2029	$300	$241	$300	$294
Seven-year variable rate term loan due 2028	$1,134	$1,103	$943	$943

The fair value of the A&R Term B Facility and the 4% Senior notes due 2029 was based on the quoted inactive prices and are therefore classified as Level 2 within the valuation hierarchy.

Fair Value Measurements

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used as of October 1, 2022 and December 31, 2021.

Credit and Market Risk—We continually monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. The terms and conditions of credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer.

Foreign Currency Risk Management—We conduct business on a multinational basis in a wide variety of foreign currencies. We are exposed to market risks from changes in currency exchange rates. These exposures may impact future earnings and/or operating cash flows. The exposure to market risk for changes in foreign currency exchange rates arises from transactions arising from international trade, foreign currency denominated monetary assets and liabilities, and international financing activities between subsidiaries. We rely primarily on natural offsets to address the exposures and may supplement this approach from time to time by entering into forward and option hedging contracts. As of October 1, 2022 and December 31, 2021, we had no forward or option hedging contracts.

Interest rate swaps—Interest rate swaps are based on cash flow hedge contracts that have fixed rate structures and are measured against market-based LIBOR yield curves. These interest rate swaps are classified within Level 2 of the fair value hierarchy because they are valued using alternative pricing sources or models that utilized market observable inputs, including current and forward interest rates.

RESIDEO TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 1, 2022

(In millions, unless otherwise noted)

(Unaudited)

The following tables summarize information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of October 1, 2022 and December 31, 2021, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	October 1, 2022			December 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Interest rate swap assets	$-	$46	$46	$-	$7	$7
Liabilities:
Interest rate swap liabilities	-	-	-	-	1	1
Total	$-	$46	$46	$-	$6	$6

There were no Level 3 assets or liabilities for the periods presented.

Note 20. Pension Plans

We sponsor multiple funded and unfunded U.S. and non-U.S. defined benefit pension plans. Pension benefits for many of our U.S. employees are provided through non-contributory, qualified and non-qualified defined benefit plans. We also sponsor defined benefit pension plans which cover non-U.S. employees who are not U.S. citizens, in certain jurisdictions, principally Germany, Austria, Belgium, France, India, Switzerland, and the Netherlands. Our pension obligations as of October 1, 2022 and December 31, 2021 were $101 million and $115 million, respectively, and are included in Other liabilities of the Financial Statements as of October 1, 2022.

The following table summarizes the components of the periodic benefit cost, before tax for the periods indicated:

	U.S. Plans
	Three months ended		Nine months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Periodic benefit cost:
Service cost	$2	$2	$5	$6
Interest cost	3	5	8	7
Expected return on plan assets	(4)	(8)	(13)	(12)
Net periodic benefit cost	$1	$(1)	$0	$1

	Non-U.S. Plans
	Three months ended		Nine months ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Periodic benefit cost:
Service cost	$1	$2	$4	$5
Interest cost	-	-	1	1
Expected return on plan assets	-	-	-	-
Net periodic benefit cost	$1	$2	$5	$6

The Company is not required to make contributions to the defined benefit plans in 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help you understand the results of operations and financial condition of Resideo Technologies, Inc. and its consolidated subsidiaries (“Resideo” or “the Company”, “we”, “us” or “our”) for the three and nine months ended October 1, 2022 and should be read in conjunction with the unaudited Consolidated Financial Statements and the notes thereto contained elsewhere in this Form 10-Q. The financial information as of October 1, 2022 should be read in conjunction with the consolidated and combined financial statements for the year ended December 31, 2021 contained in our 2021 Annual Report on Form 10-K (the “2021 Annual Report on Form 10-K”).

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
•
economic, political, regulatory, foreign exchange and other risks of international operations, including the potential adverse effects of a global economic slowdown or recession, geo-political instability and recent world events that have increased the risks posed by international trade disputes, tariffs and sanctions;
•
our failure to execute on key business transformation programs and activities;
•
the failure to increase productivity through sustainable operational improvements;
•
the impact of inflation on employee expenses, shipping costs, raw material costs, energy and fuel costs and other production costs;
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

These and other factors are more fully discussed in our filings with the U.S. Securities and Exchange Commission, including the “Risk Factors” section in our 2021 Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in this Form 10-Q. There have been no material changes to the risk factors described in our 2021 Annual Report on Form 10-K. These risks could cause actual results to differ materially from those implied by forward-looking statements in this Form 10-Q. Even if our results of operations, financial condition and liquidity and the development of the industries in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.

Any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

Overview and Business Trends

We are a leading global manufacturer and distributor of technology-driven products and solutions that help homeowners and businesses stay connected and in control of their comfort, security, and energy use. We are a leader in the home heating, ventilation and air conditioning controls markets, smoke and carbon monoxide detection home safety and fire suppression products, and security markets. We have a global footprint serving commercial and residential end-markets. We manage our business operations through two operating segments, Products & Solutions and ADI Global Distribution. Our Products & Solutions operating segment offerings include temperature and humidity control, energy products and solutions, water and air solutions, smoke and carbon monoxide detection home safety products, security panels, sensors, peripherals, wire and cable, communications devices, video cameras, awareness solutions, cloud infrastructure, installation and maintenance tools, and related software. Our ADI Global Distribution business is the leading wholesale distributor of low-voltage security products including access control, fire detection, intrusion, and video products and participates significantly in the broader related markets of audio, communications, data communications, networking, power, ProAV, smart home, and wire and cable. The Products & Solutions operating segment, consistent with our industry, has a higher gross and operating profit margin profile in comparison to the ADI Global Distribution segment.

In March 2022, we completed the acquisition of First Alert, Inc. (“First Alert”), a leading provider of home safety products. This acquisition was integrated into the Products & Solutions portfolio and expands our footprint in the home with complementary smoke and carbon monoxide detection home safety and fire suppression products.

COVID-19 and Recent Macroeconomic Environment

Our financial performance is influenced by macroeconomic factors such as repair and remodeling activity, residential and non-residential construction, employment rates, interest rates, the COVID-19 pandemic and the overall macroeconomic environment. Our visibility toward future performance is more limited than is typical due to the uncertainty surrounding the ultimate impact of COVID-19 and its variants and uncertainty surrounding the prevailing macroeconomic environment. For example, recent business conditions have been impacted by supply chain disruptions and global shortages in key materials and components, which have impacted our ability to supply certain products. We have also experienced various inflationary impacts, such as increased labor rates, materials price inflation, and increased freight and other costs, and unfavorable foreign currency impacts from a stronger U.S. dollar. In response to these challenges, we have, among other measures, aggressively managed supplier relationships to mitigate some of these shortages, developed contingency plans for future supply, aligned our production schedules with demand in a proactive manner, and pursued further improvements in the productivity and effectiveness of our manufacturing, selling, and administrative activities.

In February 2022, Russian military forces launched a military action in Ukraine and sustained conflict and disruption in the region is likely. Although the length, impact and outcome of the ongoing military action in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in government agency budgets and funding preferences as well as increases in cyberattacks and cyber and corporate espionage. To date we have not experienced any material interruptions in our infrastructure, supplies, technology systems or networks needed to support our operations. We are actively monitoring the situation in Ukraine and assessing its impact on our business. Any of the above-mentioned factors could affect our business, financial condition and results of operations.

Third Quarter Highlights

Net revenue increased $122 million, or 8%, over the third quarter prior year primarily from $135 million in revenue from acquisitions and $99 million in revenue from higher selling prices for our products in response to the current inflationary environment. Partially offsetting these increases were lower organic sales volume of $61 million and unfavorable foreign currency fluctuations of approximately 300 bps or $51 million.

Gross profit as a percent of net revenues was 27% for the three months ended October 1, 2022, a decrease of approximately 100 basis points (“bps”) over the same period last year. The drivers of the decrease include unfavorable impacts from higher costs as a result of the current inflationary environment of 100 bps, as well as lower volume leverage primarily from the Products & Solutions operating segment of 100 bps. These impacts were partially offset by a favorable price and sales mix of 100 bps.

Research and development expenses for the three months ended October 1, 2022 were $29 million, an increase of $9 million from $20 million for the three months ended October 2, 2021. The increase was driven by acquisitions and new product investments.

Selling, general and administrative expenses for the three months ended October 1, 2022 were $236 million, an increase of $9 million or 4% from $227 million for the three months ended October 2, 2021. The increase was primarily driven by increased costs associated with the First Alert acquisition of $19 million, investment in marketing and sales of $5 million, and labor inflation of $4 million, partially offset by lower impairment charges resulting from the relocation of our Austin, Texas corporate headquarters to a lower cost site in 2021 of $10 million, an indemnification accrual release of $8 million, and foreign currency impacts of $9 million.

Net income for the three months ended October 1, 2022 was $63 million compared to net income of $68 million for the three months ended October 2, 2021, a 7% decrease and $0.04 decrease in earnings per share. The decrease is a result of the factors discussed above.

Unrestricted cash on hand was approximately $252 million and liquidity was approximately $752 million as of October 1, 2022. Also, there were no borrowings under the $500 million the A&R Revolving Credit Facility.

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

Consolidated Statements of Operations

(In millions, except shares in thousands and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net revenue	$1,618	$1,496	$4,810	$4,392
Cost of goods sold	1,188	1,075	3,475	3,210
Gross profit	430	421	1,335	1,182
Research and development expenses	29	20	81	63
Selling, general and administrative expenses	236	227	716	678
Intangible asset amortization	10	7	25	23
Income from operations	155	167	513	418
Other expense, net	44	58	125	130
Interest expense	15	12	40	37
Income before taxes	96	97	348	251
Provision for income taxes	33	29	104	76
Net income	$63	$68	$244	$175
Earnings per share
Basic	$0.43	$0.47	$1.68	$1.22
Diluted	$0.42	$0.46	$1.64	$1.18
Weighted average number of common shares outstanding
Basic	145,755	144,284	145,442	143,865
Diluted	149,158	148,559	148,972	148,260

Net Revenue

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net revenue	$1,618	$1,496	$4,810	$4,392
% change compared with prior period	8%		10%

Three months ended

Net revenue increased $122 million, or 8%, over the third quarter prior year primarily due to $135 million in revenue from the acquisitions and $99 million in revenue from higher selling prices. Partially offsetting these increases were lower organic sales volume of $61 million and unfavorable foreign currency fluctuations of approximately 300 bps or $50 million.

Nine months ended

Net revenue for the nine months ended October 1, 2022 was $4,810 million, an increase of $418 million, or 10%, from $4,392 million for the nine months ended October 2, 2021. The increase in net revenue was driven primarily by $288 million in revenue from the acquisitions, and higher selling prices of $305 million. Partially offsetting these increases were foreign currency fluctuations of approximately 300 bps or $115 million and lower sales volumes of $60 million.

Cost of Goods Sold and Gross Profit

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Cost of goods sold	$1,188	$1,075	$3,475	$3,210
% change compared with prior period	11%		8%
Gross profit percentage	27%	28%	28%	27%

Three months ended

Gross profit as a percentage of net sales was 27% for the three months ended October 1, 2022, compared to 28%, a 100 bps decrease over the same period last year. The drivers of the decrease include unfavorable impacts from higher costs as a result of the current inflationary environment of 100 bps, as well as lower volume leverage primarily from the Products & Solutions operating segment of 100 bps. These impacts were partially offset by favorable price and sales mix of 100 bps.

Nine months ended

Gross profit as a percentage of net sales was 28% for the nine months ended October 1, 2022, compared to 27% for the nine months ended October 2, 2021. The primary items driving the increase in gross profit percentage were a 200 bps impact from price increases and favorable sales mix. This impact was partially offset by an unfavorable impact of 100 bps from increased material costs.

Research and Development Expenses

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Research and development expenses	$29	$20	$81	$63
% of revenue	2%	1%	2%	1%

Three months ended

Research and development expenses for the three months ended October 1, 2022 were $29 million, an increase of $9 million from $20 million for the three months ended October 2, 2021. The increase was driven by acquisitions of $3 million and new product investments of $2 million.

Nine months ended

Research and development expenses for the nine months ended October 1, 2022 were $81 million, an increase of $18 million from $63 million for the nine months ended October 2, 2021. The increase was driven by the inclusion of acquisitions of $8 million and planned investment to support new product launches of $7 million.

Selling, General and Administrative Expenses

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Selling, general and administrative expenses	$236	$227	$716	$678
% of revenue	15%	15%	15%	15%

Three months ended

Selling, general and administrative expenses for the three months ended October 1, 2022 were $236 million, an increase of $9 million, or 4%, from $227 million for the three months ended October 2, 2021. The increase was primarily driven by increased costs associated with the First Alert acquisition of $19 million, investment in marketing and sales of $5 million, and labor inflation of $4 million partially offset by lower impairment charges resulting from the relocation of our Austin, Texas corporate headquarters to a lower cost site in 2021 of $10 million, an indemnification accrual release of $8 million, and foreign currency impacts of $9 million.

Nine months ended

Selling, general and administrative expenses for the nine months ended October 1, 2022 were $716 million, an increase of $38 million from $678 million for the nine months ended October 2, 2021. The increase was primarily driven by increased costs associated with the First Alert acquisition of $35 million, investment in marketing and sales of $16 million, labor inflation of $13 million, and transaction costs associated with the First Alert acquisition of $10 million partially offset by lower legal expenses as a result of the previously disclosed 2021 securities class action litigation settlement net of insurance recoveries of $16 million, lower impairment charges resulting from the relocation of our Austin, Texas corporate headquarters to a lower cost site in 2021 of $10 million, indemnification accrual release of $8 million, and foreign currency impacts.

Other Expense, Net

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Other expense, net	$44	$58	$125	$130

Three months ended

Other expense, net for the three months ended October 1, 2022 was $44 million, a decrease of $14 million from $58 million for the three months ended October 2, 2021. The decrease was primarily driven by $18 million from 2021 debt extinguishment costs incurred as a result of the redemption of the remaining Senior Notes due 2026, $9 million in lower expenses related to the Honeywell Reimbursement Agreement, and partially offset by $13 million in legal expenses as a result of the pre-Spin-Off litigation matter settlement.

Nine months ended

Other expense, net for the nine months ended October 1, 2022 was $125 million, a decrease of $5 million from $130 million for the nine months ended October 2, 2021. The decrease was primarily driven by $41 million from 2021 debt extinguishment costs incurred as a result of the Senior Notes due 2026 redemption and the execution of the A&R Credit Agreement, and partially offset by $13 million in legal expenses as a result of the pre-Spin-Off litigation matter settlement, $9 million reduction in the 2021 accruals related to the Tax Matters Agreement, $5 million in lower expenses related to the Honeywell Reimbursement Agreement, and $9 million in other non-operating income.

Tax Expense

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2022	2021	2022	2021
Provision for income taxes	$33	$29	$104	$76
Effective tax rate	34%	30%	30%	30%

Three months ended

For the three months ended October 1, 2022, the net tax expense of $33 million consists primarily of year-to-date pretax income multiplied by our forecast effective tax rate. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, non-deductible expenses, and U.S. taxation of foreign earnings.

Nine months ended

For the nine months ended October 1, 2022, the net tax expense of $104 million consists primarily of year-to-date pretax income multiplied by our forecast effective tax rate. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, non-deductible expenses, and U.S. taxation of foreign earnings.

Results of Operations - Operating Segments

Products & Solutions

	Three Months Ended			Nine Months Ended
	October 1,	October 2,		October 1,	October 2,
	2022	2021	% Change	2022	2021	% Change
Net revenue	$707	$631	12%	$2,090	$1,835	14%
Income from operations	$124	$157	(21)%	$431	$416	4%
Income from operations percentage	18%	25%	(700 bps)	21%	23%	(200 bps)

On March 31, 2022, we completed the acquisition of First Alert, a leading provider of home safety products. This acquisition was integrated into the Products & Solutions portfolio and expands our footprint in the home with complementary smoke and carbon monoxide detection home safety products and fire suppression products.

Three months ended

Net revenue increased $76 million or 12%, mainly due to $112 million in acquisition revenue and price increases of $64 million, partially offset by foreign exchange fluctuations of $30 million and lower organic sales volumes of $70 million. Income from operations decreased from $157 million to $124 million, or 21%, primarily from lower sales volumes of $35 million, partially offset by price increases, net of inflationary cost increases of $7 million.

Nine months ended

Net revenue increased $255 million or 14%, mainly due to acquisition revenue of $225 million and price increases of $181 million, partially offset by foreign exchange fluctuations of $69 million and lower organic sales volumes of $82 million. Income from operations increased $15 million, or 4%. Income from operations was positively impacted by price increases and favorable sales mix, net of inflationary cost increases of $51 million, contributions from the First Alert acquisition of $11 million and other cost reductions. These impacts were partially offset by lower organic sales volumes of $39 million and new product investment of $7 million.

ADI Global Distribution

	Three Months Ended			Nine Months Ended
	October 1,	October 2,		October 1,	October 2,
	2022	2021	% Change	2022	2021	% Change
Total revenue	$911	$865	5%	$2,720	$2,557	6%
Income from operations	$78	$73	7%	$244	$198	23%
Income from operations percentage	9%	8%	100 bps	9%	8%	100 bps

Three months ended

Net revenue increased $46 million, or 5% highlighted by strong growth in the U.S. and Canada driven by price increases of $36 million, and the impact of acquisitions of $23 million, partially offset by foreign exchange fluctuations of $22 million. Income from operations increased $5 million, or 7%. Income from operations was favorably impacted primarily by changes in sales mix, price increases, impact of acquisitions, and other expense productivity totaling $14 million. These positive impacts were partially offset by commercial investments and increased freight costs, as well as labor inflation totaling $9 million.

Nine months ended

Net revenue increased $163 million, or 6% driven by price increases of $125 million and the impact of acquisitions of $64 million, partially offset by foreign exchange fluctuations of $46 million. Income from operations increased $46 million, or 23%. Income from operations was favorably impacted by changes in sales mix, price increases, impact of acquisitions, and other expense productivity totaling $74 million. These positive impacts were partially offset by commercial investments, increased freight costs, as well as labor inflation totaling $28 million.

Corporate

	Three Months Ended			Nine Months Ended
	October 1,	October 2,		October 1,	October 2,
	2022	2021	% Change	2022	2021	% Change
Corporate expenses	$47	$63	(25)%	$162	$196	(17)%

Three months ended

Corporate expenses for the three months ended October 1, 2022 decreased $16 million, or 25%. The decrease was due primarily to lower impairment charges resulting from the relocation of our Austin, Texas corporate headquarters to a lower cost site in 2021 of $10 million and indemnification accrual releases of $8 million.

Nine months ended

Corporate expenses for the nine months ended October 1, 2022 decreased $34 million, or 17%. The decrease was due primarily to the 2021 securities class action litigation settlement net of insurance recoveries of $16 million, lower impairment charges resulting from the relocation of our Austin, Texas corporate headquarters to a lower cost site in 2021 of $10 million, indemnification accrual releases of $8 million, lower consulting spend of $7 million, and other cost reductions. These positive impacts were partially offset by transaction costs associated with the First Alert acquisition of $10 million.

Capital Resources and Liquidity

Our liquidity is primarily dependent on our ability to continue to generate positive cash flows from operations, supplemented by external sources of capital as needed. Additional liquidity may also be provided through access to the financial capital markets and a committed global credit facility. The following is a summary of our liquidity position:

•
Net cash provided by operating activities was $13 million for the nine months ended October 1, 2022 compared to cash provided by operating activities of $203 million for the nine months ended October 2, 2021.
•
As of October 1, 2022, cash and cash equivalents were $252 million.
•
As of October 1, 2022, long-term debt was $1,407 million and current maturities of long-term debt were $12 million. There were no borrowings and no letters of credit issued under our $500 million revolving credit facility.

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

The amount paid during the nine months ended October 1, 2022 was $105 million. Refer to Note 16. Commitments and Contingencies of Notes to Consolidated Financial Statements of this Form 10-Q and Note 17. Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements in our 2021 Annual Report on Form 10-K for further discussion.

Cash Flow Summary for the nine months ended October 1, 2022 and October 2, 2021

Our cash flows from operating, investing and financing activities for the nine months ended October 1, 2022 and October 2, 2021, as reflected in the unaudited Consolidated Statements of Cash Flows, are summarized as follows:

	Nine months ended
	October 1,	October 2,
	2022	2021
Cash provided by (used for):
Operating activities	$13	$203
Investing activities	(707)	(56)
Financing activities	182	28
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12)	(6)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(524)	$169

Net cash provided by operating activities for the nine months ended October 1, 2022 decreased by $190 million, primarily due to an increase in net income of $69 million, more than offset by non-cash operating activities totaling $28 million, an increase in cash used in operating activities for accounts receivable, inventory, and accrued liabilities totaling $204 million, and cash used in other assets and liabilities totaling $27 million.

Net cash used for investing activities increased by $651 million, primarily due to $649 million of additional cash paid for acquisitions in the nine months ended October 1, 2022.

Net cash provided by financing activities for the nine months ended October 1, 2022 increased by $154 million. The increase was primarily due to $196 million of net proceeds from the March 2022 Amended A&R Credit Agreement, partially offset by principal debt payments totaling $9 million and other financing activities totaling $5 million in 2022, as compared to $26 million of net proceeds resulting from the 2021 execution of the A&R Credit Agreement, debt issuance, modification costs, repayments of long-term debt, and cash provided by other financing activities totaling $2 million.

Capital Expenditures

We believe our capital spending has been sufficient to support the requirements of the business. We expect to continue investing to expand and modernize our existing facilities and to create capacity for new product development.

Critical Accounting Policies

Our financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We review our critical accounting policies throughout the year. We have concluded that there have been no significant changes to our critical accounting policies or estimates, as described in our Annual Report on Form 10-K for the year ended December 31, 2021, during the nine months ended October 1, 2022.

Other Matters

Litigation, Environmental Matters and Reimbursement Agreement

Refer to Note 16. Commitments and Contingencies of Notes to Consolidated Financial Statements of this Form 10-Q for a discussion of environmental and other litigation matters.

Recent Accounting Pronouncements

Refer to Note 2. Significant Accounting Policies of Notes to Consolidated Financial Statements of this Form 10-Q for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from foreign currency exchange rates, commodity price risk and interest rates, which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments.

Interest Rate Risk

As of October 1, 2022, $1,134 million of our total debt, excluding unamortized deferred financing costs, carried variable interest rates. In March 2021, eight interest rate swap agreements were entered into with various financial institutions for a combined notional amount of $560 million (the “Swap Agreements”). The Swap Agreements effectively converted a portion of the Company’s variable interest rate obligations based on three-month LIBOR with a minimum rate of 0.50% per annum to a base fixed weighted average rate of 0.9289% over a term of two to four years. For more information on the Swap Agreements, refer to Note 18. Derivative Financial Instruments of Notes to Consolidated Financial Statements of this Form 10-Q. The fair market values of our fixed-rate financial instruments and Swap Agreements are sensitive to changes in interest rates. As of October 1, 2022, an increase or decrease in the interest rate by 100 basis points would have an approximate $6 million impact on our annual interest expense.

Foreign Currency Exchange Rate Risk

We are exposed to market risks from changes in currency exchange rates. While we primarily transact with customers in the U.S. Dollar, we also transact in foreign currencies, primarily including the Euro, British Pound, Canadian Dollar, Mexican Peso, Czech Koruna, and Indian Rupee. These exposures may impact total assets, liabilities, future earnings and/or operating cash flows. Our exposure to market risk for changes in foreign currency exchange rates arises from transactions arising from international trade, foreign currency denominated monetary assets and liabilities, and international financing activities between subsidiaries. We rely primarily on natural offsets to address our exposures and may supplement this approach from time to time by entering into forward and option hedging contracts. As of October 1, 2022 and December 31, 2021, we have no outstanding foreign currency hedging arrangements.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended October 1, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

Refer to Note 16. Commitments and Contingencies — Other Matters of Notes to Consolidated Financial Statements of this Form 10-Q for a discussion on legal proceedings.

Item 1A. Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal, and regulatory risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations, and historical trends. There have been no material changes to the risk factors described in our 2021 Annual Report on Form 10-K.

Item 6. Exhibits

The Exhibits listed below on the Exhibit Index are filed or incorporated by reference as part of this Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
4.1	Third Supplemental Indenture, dated September 26, 2022, to the Senior Notes Indenture, dated August 26, 2021, relating to the Issuer's 4.000% Senior Notes due 2029 (filed herewith)

10.1	Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates Form of Restricted Stock Unit Agreement amended as of July 28, 2022 (filed herewith)

10.2	Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates Form of Performance Stock Unit Agreement amended as of July 28, 2022 (filed herewith)

10.3

Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates Form of Omnibus Amendment to Performance Stock Unit Agreements (for outstanding PSU awards) (filed herewith)

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

Resideo Technologies, Inc.

Date: November 1, 2022	By:	/s/ Anthony L. Trunzo
Anthony L. Trunzo Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Date: November 1, 2022	By:	/s/ Tina Beskid
Tina Beskid
Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)