Form 10-K
period 2022-12-31
RESIDEO TECHNOLOGIES, INC.
filed 2023-02-21
CIK 1740332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _____
Commission File Number 001-38635
Resideo Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	82-5318796
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16100 N. 71st Street, Suite 550, Scottsdale, Arizona	85254
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (480) 573-5340
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol:	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	REZI	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the New York Stock Exchange as of July 1, 2022, was $2.8 billion.
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share as of February 15, 2023 was 146,615,940 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2023 Annual Meeting of Shareholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2022.

Resideo Technologies, Inc.
PART I.
Item 1. Business
General
As used herein, unless the context otherwise dictates, the term “Resideo”, the “Company”, “we”, “us” or ”our” means Resideo Technologies, Inc. and its consolidated subsidiaries.
We separated from Honeywell International Inc. (“Honeywell”), becoming an independent publicly traded company as a result of a pro rata distribution of our common stock to stockholders of Honeywell (“the Spin-Off”). Our common stock began trading “regular way” under the ticker symbol “REZI” on the NYSE on October 29, 2018.
Description of Business
Resideo is a leading global manufacturer and developer of technology-driven products and components that provide critical comfort, energy management, and safety and security solutions to over 150 million homes globally. We are also a leading wholesale distributor of low-voltage security and life safety products for commercial and residential markets and serve a variety of adjacent product categories including audio visual, networking, wire and cable, and smart home solutions. We deliver value to our customers via two business segments, Products and Solutions and ADI Global Distribution, which respectively contributed 43.7% and 56.3% of our net revenue for the year ended December 31, 2022.
Our primary focus is on the professional channel where we are a trusted partner to approximately 100,000 professionals. Our global scale, breadth of product offerings, innovation heritage, and differentiated service and support has enabled our trusted relationship with professional installers and has been a key driver of our success.

We operate in large markets that sit at the intersection of multiple secular growth trends. We believe the increased desire for critical comfort, energy management, and actionable safety and security solutions in the home, combined with the long-term impacts of energy transitions, are driving investment in the types of products and solutions we provide.
Products and Solutions: Our comfort, energy management and safety and security products and solutions benefit from the trusted, well-established Honeywell Home brand as well as key branded offerings such as Resideo, Braukmann, First Alert, BRK, and others. Our offerings include temperature and humidity control, thermal and combustion solutions, water and indoor air quality solutions, smoke and carbon monoxide detection home safety products and fire suppression products, security panels, sensors, peripherals, wire and cable, communications devices, video cameras, other home-related lifestyle convenience solutions, cloud infrastructure, installation and maintenance tools, and related software. Through our whole home presence on the wall and behind the wall, we are an enabler of home connectivity with approximately 10.9 million connected customers. Our connected solutions harness this data to provide control, visibility, insights, and alerts to the end user. Our comprehensive product suite has also allowed us to develop and sustain long-standing partnerships with professional installers who have relied on our selection and availability of products and configured solutions to help them succeed.
The ability to better understand the functioning of a home through sensors, systems and controls, and connectivity has created a large and fast-growing connected home market. To date, we believe this market has been primarily composed of point products and services from a wide variety of industry participants, creating significant complexity for consumers. Given this complexity, we believe a significant opportunity exists to provide products, solutions and services to professional installers and consumers that integrate the disparate sensors, systems and controls inside the home, and enable differentiated insight. We believe our significant presence in the home, both on the wall and behind the wall, positions us well for the value and convenience consumers will expect out of the connected home in the future.
ADI Global Distribution: Our ADI Global Distribution segment is a leading wholesale distributor of low-voltage security products including security, fire, access control and video products, and participates significantly in the broader related markets of smart home, access control, power, audio, ProAV, networking, communications, wire and cable, enterprise connectivity, and structured wiring products. Through nearly 200 stocking locations in 16 countries, ADI Global Distribution distributes more than 350,000 products from over 1,000 manufacturers to a customer base of approximately 100,000 professionals and is recognized for superior customer service. We believe this global footprint gives us distinct scale and network advantages in our core products over our competitors. Further, we believe our customers derive great value from the advice and recommendations of our knowledgeable design specialists, allowing our customers to better meet the technical and systems integration expertise requirements to install and service professional security systems. We

Resideo Technologies, Inc.
continue to provide value-added services including presales system design, 24/7 order pick-up, and the selective introduction of new product categories such as professional audio-visual.

Competition
Our industries and markets are highly competitive in both our Products and Solutions and ADI Global Distribution segments, where we compete with global, national, regional and local providers for our products, services and solutions, including manufacturers, distributors, service providers, retailers and online commerce providers, as well as newer entrants to the market with non-traditional business and customer service models or disruptive technologies and products, including cable, telecommunications, large technology companies competing in the connected home space and smaller market entrants that offer control capabilities among their products, applications and services and have ongoing development efforts to address the broader connected home market.
Factors influencing our competitive position in the industry include product and service innovation, our reputation and the reputation of our brands, sales and marketing programs, product performance, reliability and warranty, quality and breadth of product training and events, product availability, speed and accuracy of delivery, service and price, technical support, and credit availability.
Materials and Suppliers
Purchased materials used in our manufacture of products in Products and Solutions include copper, steel, aluminum, plastics, printed circuit boards (“PCB”), semiconductors, and passive electronics. Purchased materials cover a wide range of supplier value-add, from raw materials and single components to subassemblies and complete finished goods, and there are considerable expenditures on both commercial off-the-shelf and make-to-print items. Although execution of material substitutions or supplier changes may be resource intensive and can cause delays and other inefficiencies, alternatives may exist in the event that a supplier becomes unable to provide material. Raw material price fluctuations, the ability of key suppliers to meet quality and delivery requirements, and catastrophic events can increase the cost and affect the supply of our products and services and impact our ability to meet commitments to customers.
Manufacturing
Our Products and Solutions business operates manufacturing and distribution facilities throughout the world, including sites in Mexico, the Czech Republic, Hungary, the United States (“U.S.”), Germany, the United Kingdom, Netherlands, and China. A significant percentage of our Products and Solutions revenue is derived from products manufactured in our own facilities, with the remainder being “buy to sell” (finished products purchased directly from other manufacturers) or sourced from third-party contract manufacturers. Major activities and competencies in our manufacturing operations include PCB assembly, injection molding, surface mount technologies, automatic and manual assembly and test, electrotechnical assembly and test, die casting and machining, calibration and final test. We source raw materials and commodities, electronic components and assemblies, and mechanical components and assemblies from a wide range of third-party suppliers worldwide.
Backlog
Our Products and Solutions and ADI Global Distribution segments had backlogs of approximately $240 million and $185 million at December 31, 2022, respectively. We expect to fill 100% of this backlog in 2023.
Regulatory and Environmental Compliance and Regulatory Capital Expenditures
We are subject to various federal, state, local, and foreign government requirements relating to environmental health and safety protection standards and permitting, labeling and other requirements regarding, among other things, electronic and wireless communications, air emissions, wastewater discharges, the use, handling, and disposal of hazardous or toxic materials, remediation of environmental contamination, data privacy and security, telemarketing, email marketing, other forms of online advertising and consumer protection, licensing, working conditions for and compensation of our employees and others. Our business may also be affected by changes in governmental regulation of energy efficiency and conservation standards and product safety regulations. These and other laws and regulations impact the manner in which we conduct our business, and changes in legislation or government policies can affect our worldwide operations, both favorably and unfavorably. For a more detailed description of the various laws and regulations that affect our business, refer to Item 1A. Risk Factors.

Resideo Technologies, Inc.
Our efforts to comply with numerous federal, state, and local laws and regulations applicable to our business and products often results in capital expenditures. As of December 31, 2022, we have recorded a liability for environmental investigation and remediation of approximately $22 million related to sites owned and operated by Resideo. We make capital expenditures to design and upgrade our products to comply with or exceed standards applicable to the industries in which they compete. Our ongoing environmental compliance programs also result in capital expenditures. Regulatory and environmental considerations are a part of all significant capital expenditure decisions; however, expenditures in 2022 related solely to regulatory compliance were not material. It is management’s opinion that the amount of any future capital expenditures related to compliance with any individual regulation or grouping of related regulations will not have a material adverse effect on our financial results or competitive position in any one year. Refer to Note 15. Commitments and Contingencies to Consolidated Financial Statements.
Human Capital

As of December 31, 2022, we employed approximately 15,200 employees in 30 countries, of which about 3,700 employees were located in the U.S. and 6,900 in Mexico. Approximately 4% of Resideo’s U.S. employees and 8% non-U.S. employees are covered under collective bargaining agreements. We believe relations with our workforce are good.
Health and Safety: Our commitment to providing a safe and healthy workplace for all employees continued throughout 2022 demonstrated by progress towards full ISO 14001:2015 and ISO 45001:2018 certification with a total of 7 manufacturing locations now certified to ISO 14001:2015 and 6 manufacturing locations certified to ISO 45001:2018. At the end of 2022 our global Total Case Incident Rate or “TCIR” (the number of occupational injuries and illnesses per 100 employees) was 0.28. We monitor our safety through a balanced scorecard of key performance indicators. In addition to reactive incident management investigation and root cause analysis indicators, we measure and analyze the data generated from our hazard observation, designated health and safety inspections by line managers and internal audit programs by accredited health and safety lead auditors to provide insights and intelligence that help us proactively mitigate issues before they result in incidents.
Total Rewards: Our primary reward strategy is ensuring “pay-for-performance” on an annual basis, as well as over the long term, which drives a mindset of accountability and productivity. Our compensation guiding principles are to structure compensation that is simple, aligned and balanced. We structure and administer our rewards programs in a manner consistent with good governance practices. We believe that the interests of employees must be aligned with our stockholders. We provide comprehensive, competitive and contemporary benefits that recognize the diversity of our workforce and are designed to meet the varying needs of our employees and promote choice. Our package includes paid time off, flexible work schedules, education assistance programs, and more.
These actions reinforce our culture that values employees and seeks to attract and retain the talent that we need to win in the market. We believe the combination of our competitive pay-for-performance compensation programs and our comprehensive benefit programs demonstrate our commitment to a compelling total rewards value proposition for our employees.
Diversity, Equity, Inclusion and Belonging (“DEIB”): We are committed to creating a diverse, equitable and inclusive working environment where individuals feel a sense of belonging. This year, we expanded our Diversity, Equity, Inclusion narrative to include “belonging” to ensure we not only have a diverse and inclusive culture, but our people feel connected to our organization. In addition, we focused on further integrating DEIB into our business and expanded our commitment to DEIB by investing in a new leader, Vice President, Diversity, Equity, Inclusion and Belonging. We continue to support and evolve our employee resource groups (“ERGs”) across six categories: Women, LGBTQIA+, Black, Latino, Veterans, and People with Differing Abilities. Each ERG is sponsored and supported by a senior leader of the company and our ERGs have held conversations with our executive leadership to discuss ideas for improving our culture of inclusion and belonging. Each ERG has increased membership in 2022. Our corporate functions and business units continue to track progress with respect to our diversity and inclusion initiatives.
Diversity is a core component of our recruiting strategy. Our diversity outreach includes contacting various categories of diversity job boards, including HBCUs (Historically Black Colleges and Universities) and diverse partnerships, such as Society of Women Engineers (“SWE”) and National Society of Black Engineers (“NSBE”). Diversity is a key component of service level agreements we maintain with our recruiting process outsourcing (“RPO”) partners to ensure they are accountable and meet our sourcing standards. We maintained our diverse slate guidelines for career level 5+ roles requiring that interview slates include female and/or racially/ethnically diverse candidates, except in rare circumstances.

Resideo Technologies, Inc.
Talent Acquisition, Management and Development: We have a robust recruiting model to attract all levels of talent across the regions where we operate. In 2022, our average time to fill open roles was 54 days, and we hired 5,070 employees, of which approximately 3,360 were production workers. Internally, strategic talent reviews and succession planning occur on an annual basis, globally and across all business areas.
In 2022, we continued our annual cycle of our Employee Voice Survey. This survey allows each function in our company to see its ratings across three levers: Motivation, Ability, and Knowledge of Expectations. Our overall engagement score for the 2022 cycle was 7.9 on a 10-point scale, a 0.3-point increase over last year. Our employee Net Promoter Score (“NPS”) was 33, an increase of 7 points over last year, on a scale ranging from -100 to +100 (based on industry standards for employee NPS, any score above 10 is considered good). Each sub-organization is tasked with creating an action plan based on feedback received.
We continue to provide regular trainings to our people managers. In 2022, we rebranded this development program as the People Leadership Seminar. Enhancements include an increased focus on leadership skills and engagement with senior leaders. Managers and their team members continue to participate in tri-annual “Pulse” conversations to set performance expectations and monitor and evaluate performance. People managers at Resideo are strongly encouraged to give frequent, informal feedback so that employees are always clear on their performance level.
To better support the development of our employees, we continue to offer a mentorship platform that makes more effective pairings, provides developmental resources for both mentors and mentees, and facilitates a natural progression of a mentoring relationship through detailed session agendas. Our program has several hundred members in paired mentorships, and the standard mentorship length is 6 months to 1 year.
We believe that making investments in our future leaders will improve our succession capabilities. Our focus on developing future leaders is supported by the Resideo Leadership Program (“RLP”). Up and coming leaders are chosen to participate in this program. Participants learn from our executive leaders and external instructors on a variety of leadership and business fundamental topics. Participants in this program also work on group ‘stretch’ projects together that solve important Company needs while simultaneously allowing them to put their learnings from the RLP into practice. In 2022, we initiated our Executive Leadership Program (“ELP”). This program brings together all our Vice President level employees annually to focus on executive and leadership development. In addition, in 2022, we introduced the Leader of Teams training for our managers. This 8-week training program focused on the development of core leadership traits consistent with those taught in the RLP and ELP. Over 900 managers successfully completed the Leader of Teams training.

Culture: In 2022, we continued to reinforce our four Core Values:
•Start with the Customer: We understand our customers’ needs and pride ourselves on delivering exceptional experiences;
•Act as One Team: We work together toward common goals, engaging from a place of humility and respect;
•Pioneer the Future: We embrace change, boldly step into the unknown, and relentlessly foster innovation to fuel our growth; and
•Make a Difference: We care about the long-lasting, positive impact we make on each other, our customers, our communities, and the planet.
To continue driving a culture in alignment with our values, we developed multiple Here@Resideo videos to educate employees and managers on how our values can continue to be brought to life through some of our highlighted activities. We also deployed a Culture Manager Toolkit to help leaders understand their role in being a culture advocate and how to emulate leadership behaviors that enable our values.
Seasonality

Our Products and Solutions business typically experiences a moderate level of seasonality. Sales activity is generally highest in the fall and early winter months, reflecting increased customer purchases of heating related products with the highest sales at the end of the third quarter and throughout the fourth quarter in the majority of our geographical markets. The effects of climate change, such as extreme weather conditions and events and water scarcity, may exacerbate fluctuations in typical weather patterns, creating financial risks to our business. In addition, the dynamic global and macro economic conditions may further disrupt these seasonal patterns.

Resideo Technologies, Inc.
Research and Development and Intellectual Property
We have major product design centers in the U.S., Europe, Asia, and Latin America and software centers of excellence in Austin, Texas; Bengaluru, India; and Melville, New York. In addition, our laboratories are certified to meet various industry standards, such as FCC and UL, enabling us to test and certify products internally. We also have a user experience design group that consists of researchers and product and user experience designers aligned with development sites with the primary studios in Golden Valley, Minnesota. As of December 31, 2022, we employed approximately 940 engineers.
Our deep domain expertise, proprietary technology and brands are protected by a combination of patents, trademarks, copyrights, trade secrets, non-disclosure agreements, and contractual provisions. We own approximately 2,400 worldwide active patents and pending patent applications to protect our research and development investments in new products and services. We have and will continue to protect our products and technology by asserting our intellectual property rights against third-party infringers. Refer to Note 15. Commitments and Contingencies to Consolidated Financial Statements. We also have a significant trademark license with Honeywell in connection with our use of the Honeywell Home trademark as well as certain intellectual property licensed by Honeywell to us in connection with the Spin-Off. For a more detailed description of the various intellectual property rights and relationships that affect our business, refer to Item 1A. Risk Factors.
Other Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are available free of charge on our website (www.Resideo.com) under the heading Investors (see SEC Filings) immediately after they are filed with, or furnished to, the SEC. All of the reports that we file or furnish with the SEC are also available on the SEC’s website (www.sec.gov). In addition, in this Form 10-K, we incorporate by reference certain information from parts of our Proxy Statement for the 2023 Annual Meeting of Shareholders, which will also be available free of charge on our website. Information contained on, or connected to, our website does not and will not constitute part of this Form 10-K.
We are a Delaware corporation incorporated on April 24, 2018. Our principal executive offices are located at 16100 N. 71st Street Suite 550, Scottsdale, Arizona 85254. Our telephone number is (480) 573-5340. Our website address is www.Resideo.com.
We disclose public information to investors, the media and others interested in our Company through a variety of means, including our investor relations website (https://investor.resideo.com), press releases, SEC filings, blogs, public conference calls and presentations, webcasts and social media, in order to achieve broad, non-exclusionary distribution of information to the public. We use these channels to communicate with our shareholders and the public about us, our products, solutions and other issues. It is possible that the information we post on social media could be deemed to be material information. We encourage investors, the media and others interested in our Company to review the information we post on our website and the social media channels listed below. The list of social media channels we use may be updated from time to time on our investor relations website.
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
We operate in a highly competitive, quickly changing environment in each of our Products and Solutions and ADI Global Distribution segments and compete directly with global, national, regional, and local providers of our products, services and solutions including manufacturers, distributors, service and software providers, retailers, and online commerce providers. The most significant competitive factors we face are product and service innovation, reputation of our Company and brands, sales and marketing programs, product performance, warranty, quality of product training and events, product availability, speed and accuracy of delivery, price, customer and technical support, and furnishing of customer credit, with the relative importance of these factors varying among our segments and their respective products and services.
In addition to current competitive factors, there have been, and in the future, there may be new market entrants with non-traditional business, new business and customer service models or disruptive technologies and products, resulting in increased competition and changing business dynamics. Examples of these include cable, telecommunications and large technology companies competing in the connected home, home security/lifestyle and energy management spaces, smaller market entrants that offer control capabilities among their products, applications and services and have ongoing development efforts to address the broader connected home market, utilities expanding their role in the provision of home energy management services, original equipment manufacturers (“OEMs”) vertically integrating, and the expansion of direct-to-consumer, retail and e-tail distribution in competition with our ADI Global Distribution business. To the extent that we do not meet changing customer preferences or demands or other market changes, or if one or more of our competitors introduces new products or services, becomes more successful with private label products, online offerings or establishes exclusive supply relationships, our ability to attract and retain customers could be adversely affected, which could adversely affect our business, financial condition, results of operations and cash flows.
To remain competitive, we will need to invest continually in product and services development, marketing, customer service and support, manufacturing and our distribution networks. We may not have sufficient resources to continue to make such investments and we may be unable to maintain our competitive position including due to the fact that our competitors and potential competitors may have greater brand recognition, resources, access to capital, including greater research and development or sales and marketing funds, more customers, lower costs and more advanced technology platforms, particularly with our products and services in connected and energy management services and in new geographic regions. It is possible that competitive pressures resulting from consolidation, including customers taking manufacturing or distribution in house, purchasing directly from a manufacturer instead of from ADI Global Distribution, moving to a competitor, partnering with third parties and consolidation amongst our customers, could affect our growth and profit margins.
Some of our competitors may also be able to deliver their service solutions more quickly to market than we can by capitalizing on technology developed in connection with their substantial existing service models. In addition, some of our competitors have significant bases of customer adoption in other services and in online content, which they could use as a competitive advantage in the growing connected home solutions services market or otherwise in our product or distribution businesses. The expansion by large technology companies into connected home solutions, could result in pricing pressure, a shift in customer preferences towards the services of these companies and a reduction in our market share. In addition, in order to successfully compete, our products often need to integrate with the platforms of our competitors, who may be able to focus more on their own solutions versus ours, which may make it difficult to compete for the consumer market. In addition, there may be new technologies that are introduced that reduce demand for our solutions or make them obsolete.
Our Products and Solutions business' offerings are primarily delivered through networks of professional contractors, distributors, and OEMs, as well as major retailers and online merchants. Growth of the retail markets and greater electronic retail distribution alternatives relative to the professional installation markets may negatively impact our sales and margins, which could negatively affect our cash flow and have an adverse effect on our business, financial condition and results of operations and cash flows.
With respect to our ADI Global Distribution business, if retail outlets, including online commerce or big box stores increase their participation in wholesale distribution markets, or if buying patterns for our products become more retail or e-commerce based through these outlets than they currently are, our ADI Global Distribution business may not be able to

Resideo Technologies, Inc.
effectively compete, which could have an adverse effect on our business, financial condition, results of operations and cash flow.
Technology, industry standards and consumer preferences in our markets are changing rapidly. Our future results and growth are largely dependent upon our ability to: identify consumer preferences and industry standards; develop and protect intellectual property related thereto; and successfully market new technologies and products and services to consumers.
Technology in our markets changes constantly, as new technologies and enhancements to existing technologies continue to be introduced both in our traditional and connected product markets and industry standards continuously evolve. Our future results in our Products and Solutions segment depend upon a number of factors, including our ability to (i) identify emerging technological trends and consumer preferences, (ii) develop and maintain competitive products, in part by adding innovative features that differentiate our products from those of our competitors and prevent commoditization of our products, as well as through the use of intellectual property protections such as patents and trade secrets, (iii) grow our market share, (iv) develop, manufacture and bring compelling new products to market quickly and cost-effectively, (v) find and effectively partner with and continue to partner with home connected device platforms and (vi) attract, develop and retain individuals with the requisite technical expertise and understanding of customers’ needs to develop new technologies and introduce new products. Our inability to predict the growth of and respond in a timely way to customer preferences and other developments could have an adverse effect on our business, financial condition, results of operations and cash flows.
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
Our industry experiences significant intellectual property litigation and we have in the past and could in the future become involved in costly and lengthy litigation involving patents or other intellectual property rights which could adversely affect our business. We have received allegations of patent infringement from third parties, including both operating companies and non-practicing entity patent holders, as well as communications from customers requesting indemnification for allegations brought by third parties. These have resulted in ongoing patent litigation relating to certain of our products and may continue to result in new litigation. These proceedings have in the past and could in the future result in financial liability, harm our ability to compete, and divert our management’s time and attention. Often, we receive offers to license patents for our use. We believe that we will be able to access any necessary rights through licensing, cross-licensing, or other mutually beneficial arrangements, although to the extent we are required but unable to enter into such arrangements on acceptable economic terms, it could adversely impact us, requiring us to take specific actions including ceasing using, selling or manufacturing certain products, services or processes or incurring significant costs and time delays to develop alternative technologies or re-design products.
Our operations depend in part upon third-party technologies, software, and intellectual property. Failure to renew contracts with existing providers or licensors of technology, software, intellectual property or connectivity solutions, or to contract with other providers or licensors on commercially acceptable terms or at all, as well as any failure by such third-party provider to provide such technology solutions may adversely impact our business, financial condition, results of operations and cash flows. We could also be subjected to claims of infringement regardless of our lack of involvement in the development of the licensed technology. Although a third-party technology provider is typically obligated to indemnify us if the provided technology infringes on another party’s intellectual property rights, such indemnification is often limited in amount and may be worthless if the provider becomes insolvent.
We rely on certain suppliers of products, materials and components and are otherwise subject to raw material price and supply variability with our suppliers which may impact our ability to meet commitments to customers and cause us to incur significant liabilities.
Each of our business segments depends on third parties for the supply of certain materials and components for products we manufacture and those manufactured on our behalf, or sold through our ADI Global Distribution business, some of which are supplied by single or limited source suppliers/manufacturers. Our business, results of operations, financial condition and cash flows have been and could continue to be adversely affected by disruptions in supply from our third-party suppliers and manufacturers, whether due to work stoppages, component failures, material inflation, natural disasters,

Resideo Technologies, Inc.
pandemics, economic, political, financial or labor concerns, weather conditions affecting products or shipments or transportation disruptions or other reasons, or if suppliers lack sufficient quality control or if there are significant changes in their financial or business condition or otherwise. For example, we experienced the impact of a global semiconductor supply shortage in 2022. While our supply chain team has been diligently working to help ensure surety of supply, we have experienced instances where our third-party suppliers and manufacturers have failed to deliver materials, products, parts and components on time and at reasonable prices, and we have had and could continue to have difficulties fulfilling our orders or stocking our distribution centers on similar terms or at all. This has resulted and may continue to result in increased component and expedited freight costs. Sales and profits could decline, and our commercial reputation could be damaged if these trends continue. Our ability to manage inventory and meet delivery requirements has been and may continue to be constrained by our suppliers’ inability to scale production and adjust delivery of long lead-time products during times of volatile demand. Our inability to fill our supply needs would jeopardize our ability to fulfill our contractual obligations.
With respect to our ADI Global Distribution segment, terminations of supply or services agreements or a change in terms or conditions of sale from one or more of our key manufacturers could negatively affect that segment’s operating income and margins, net revenue or the level of capital required to fund operations. Manufacturers who currently distribute their products through our ADI Global Distribution business may decide to shift to or substantially increase their existing distribution with other distributors, their own dealer networks, or directly to resellers or end-users. This could result in more intense competition as distributors strive to secure distribution rights with these manufacturers, which could have an adverse impact on our ADI Global Distribution business, financial condition, results of operations and cash flows. In addition, our ADI Global Distribution business may not be able to acquire from manufacturers or additional supply chains certain product lines that we are interested in adding to our distribution business, and if even we are able to add products, they may not result in sales as expected and may not be profitable to the overall business.
We may from time to time pursue acquisitions. Our business may be adversely affected if we cannot consummate acquisitions on satisfactory terms, or if we cannot effectively integrate acquired companies or assets.
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
We regularly engage in discussions with respect to potential acquisition and investment opportunities. The consummation of any particular acquisition will depend, in part, on our ability to raise the capital necessary to fund such acquisition which may not be available to us at all or on economically advantageous terms. In addition, if we consummate an acquisition, our capitalization and results of operations may change significantly. Future acquisitions could result in gross and or operating income or dilution and further could result in incurring additional debt or equity issuances and contingent liabilities and an increase in interest and amortization expenses or periodic impairment expenses related to goodwill and other intangible assets as well as significant charges relating to integration costs.
Acquisitions involve risks that the businesses acquired will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect. We may not be successful in effectively identifying all risks of an acquired business, integrating the acquired business, product, software, service or technology into our existing business and operations or realizing the benefits expected at acquisition. Our due diligence may fail to identify all of the liabilities or challenges of an acquired business, product, software, service or technology, including issues related to intellectual property, product quality or product or software architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee, customer or supplier issues. We may not be able to achieve the operational synergies or savings nor any growth targets identified in acquisition diligence. The successful integration of future acquisitions may also require substantial attention from our senior management and the management of the acquired business, which could decrease the time that they have to manage our existing portfolio, attract customers and develop new products and services or attend to other acquisition opportunities.
Our business is subject to the risks of earthquakes, hurricanes, fires, power outages, floods, pandemics, epidemics, natural disasters and other catastrophic events. or other public health emergencies, such as the coronavirus (“COVID-19”) outbreak.
A significant natural disaster, such as an earthquake, hurricane, fire, flood, or a public health pandemic, such as COVID-19, or a significant power outage could harm our business, financial condition, cash flows and results of

Resideo Technologies, Inc.
operations. The impact of climate change may increase these risks due to changes in weather patterns, such as increases in storm intensity and frequency, sea-level rise, melting of permafrost and temperature extremes in areas where we conduct our business. Extreme weather, natural disasters, power outages, global health crises or other unexpected events has in the past and could in the future disrupt our operations by impacting the availability and cost of materials needed for manufacturing, causing physical damage and partial or complete closure of our manufacturing sites or distribution centers, loss of human capital, disruption in the manufacturing and supply of products and services to customers.
With respect to our Products and Solutions segment, we operate seven factories in Mexico and rely on third party manufacturing partners with manufacturing capabilities in Mexico. Approximately 52% of our finished products are manufactured in Mexican sites, several of which operate in water stressed environments. A significant natural disaster affecting the region could have a material and disproportionate impact on our ability to manufacture our products. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, consumers in that region may delay or forego purchases of our products and solutions in the region, which may harm our results of operations for a particular period. These risks may be increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of orders, or delays in the manufacture, deployment or shipment of our products and solutions, our business, financial condition, cash flows and results of operations would be harmed.
Our business, results of operations, financial condition, cash flows, and stock price may be adversely affected by public health emergencies, such as the COVID-19 virus pandemic as described in this Annual Report, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The COVID-19 outbreak has negatively impacted and may again negatively impact the global economy. We cannot ensure uninterrupted operations in geographical areas impacted by COVID-19 and could experience a decline in labor availability, which could impact productivity. The COVID-19 outbreak has had, and may again have, an impact on our ability to obtain certain of the raw materials, parts and components we need to manufacture our products as our suppliers face disruptions in their businesses. If our suppliers fail to meet our manufacturing needs, it could delay our production and our product shipments to customers and negatively affect our operations. In addition, we have in the past, and may continue in the future during such public health emergencies, to be subject to government inspections of our manufacturing facilities to confirm compliance with government regulations related to employee health and safety at our sites.
To the extent any such public health emergencies adversely affect our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
Market and economic conditions may adversely affect the economic conditions of our customers, demand for our products and services and our results of operations.
As a global provider of comfort, energy management and life safety products, services and technologies for the home, as well as a worldwide wholesale distributor of low-voltage electronics products, smart home, fire and security life safety products, power, audio and ProAV, networking, communications, wire and cable, enterprise connectivity, and structured wiring products, our business is affected by the performance of the global new and repair and remodel construction industry. Geopolitical, social and economic conditions could result in increased volatility in worldwide financial markets and economies that could harm our sales. Similarly, slowing of the housing market may result in reduced demand for our products and services. Our markets are sensitive to changes in the regions in which we operate and are also influenced by cyclical factors such as interest rates, inflation, availability of financing, consumer spending habits and preferences, housing market changes, employment rates and other macroeconomic factors over which we have no control, and which could adversely affect our business, financial condition, results of operations and cash flows.
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

Resideo Technologies, Inc.
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
A number of our customers contribute significantly to our net revenue and operating income. Consolidation, change of control, or termination of the contractual relationships with any of these customers, particularly among our OEM customers (and in certain instances, their authorized dealers), or a decision by any one or more of our customers to outsource all or most manufacturing work to a single equipment manufacturer, or partner with third parties may continue to concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on a smaller number of customers. We generally have to qualify, and are required to maintain our status, as a supplier for each of our OEM customers. A significant failure or inability to comply with customer specifications and manufacturing requirements or delays or other problems with existing or new products or inability to meet price requirements could result in financial penalties, cancelled orders, increased costs, loss of sales, market share shift, loss of customers or potential breaches of customer contracts, which have had and could in the future have an adverse effect on our profitability and results of operations. By virtue of certain customers’ size and the significant portion of revenue that we derive from them, they can exert significant influence in the negotiation of our commercial agreements and the conduct of our business with them which could adversely affect our profitability. If consolidation among our retailers, distributors or other channel partners who purchase our products becomes more prevalent, our business, results of operations and financial conditions could be adversely affected.
Failure to increase productivity through sustainable operational improvements, as well as an inability to successfully execute transformation programs or to effectively manage our workforce, may reduce our profitability or adversely impact our businesses.
Our profitability and margin growth are dependent upon our ability to drive sustainable improvements. In addition, we seek productivity and cost savings benefits through our ongoing transformation, restructuring and other programs, such as consolidation and outsourcing of manufacturing operations or facilities, reductions in manufacturing shifts, transitions to cost-competitive regions, workforce optimizations, product line rationalizations and divestitures, and other cost-saving initiatives. Risks associated with these actions include delays in execution of the planned initiatives, additional unexpected costs, asset impairments, realization of fewer than estimated productivity improvements, reduced ability to manage supply chain anomalies, employment claims, and adverse effects on employee morale leading to reduced production and unanticipated departures. We may not realize the full operational or financial benefits we expect and the recognition of these benefits may be delayed and these actions may potentially disrupt our operations. In addition, organizational changes, attrition, labor relations difficulties, or work stoppages could have an adverse effect on our business, reputation, financial condition, results of operations, and cash flow.
We are subject to the economic, political, regulatory, foreign exchange and other risks of international operations.
Our international revenue represented approximately 25% of our net revenue for the year ended December 31, 2022. Our international geographic footprint subjects us to many risks including: exchange control regulations; wage and price controls; antitrust/competition and environmental regulations; employment regulations; foreign investment laws; monetary and fiscal policies and protectionist measures that may prohibit acquisitions or joint ventures, establish local content requirements, or impact trade volumes; import, export and other trade restrictions (such as embargoes); tariffs, violations by our employees of anti-corruption laws (despite our efforts to mitigate these risks); changes in regulations regarding transactions with state-owned enterprises; nationalization of private enterprises; natural and man-made disasters, hazards and losses; backlash from foreign labor organizations related to our restructuring actions; violence, civil and labor unrest; acts of terrorism; and our ability to hire and maintain qualified staff and maintain the safety of our employees in these regions. Additionally, certain of the markets in which we operate have adopted increasingly strict data privacy and data protection requirements that may restrict how and to whom we can advertise, develop and sell our products and services, our ability to transfer personal data internationally or that may require local storage and processing of data or similar requirements.
With respect to our Products and Solutions segment, we operate seven factories in northern Mexico. Approximately 52% of our finished products are manufactured in Mexico, a country that periodically experiences heightened civil unrest or may experience trade disputes with the U.S., both of which could cause a disruption of the supply of products to or from these

Resideo Technologies, Inc.
facilities. Some of our Mexican facilities are authorized to operate as Maquiladoras by the Ministry of Economy of Mexico. Maquiladora status allows us to import raw materials into Mexico duty-free, provided that such items, after processing, are exported from Mexico within a stipulated time frame. Maquiladora status, which is renewed periodically, is subject to various restrictions and requirements, including compliance with the terms of the Maquiladora program and other local regulations, which have become stricter in recent years. In addition, if the Mexican government adopts additional adverse changes to the program, including nationalization, our manufacturing costs in Mexico would increase.

Russia’s invasion of Ukraine and the global response, including the imposition of sanctions by the European Union, the U.S. and other countries, could create or exacerbate risks facing our business. While we do not have a physical presence in Russia or Ukraine, we have evaluated our operations, vendor contracts and customer arrangements, and at present we do not expect the conflict to directly have a material and adverse effect on our financial condition or results of operations. Further escalation of geopolitical tensions related to the military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, supply disruptions, significant volatility in supply energy resources, commodity prices and availability, lower consumer demand, changes to foreign exchange rates and financial and capital markets and could potentially have a substantial impact on the global economy and our business for an unknown period of time.

We operate in many diverse regions that require modifications to our products based on local building codes, regulations, standards, certifications and other factors, which may impact our cost to serve and profitability as we continue our penetration into these regions.

Enhanced tariff, import/export restrictions, or other trade barriers may have an adverse impact on global economic conditions, financial markets and our business.

We are subject to certain laws and regulations affecting our international operations which, among other things, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. There have been, and continue to be, uncertainties with respect to trade relations between the U.S. and other countries globally. Implementation of more restrictive trade policies or the renegotiation of existing trade agreements in the U.S. or other countries where we sell, procure or manufacture large quantities of products and services or procure supplies and other materials incorporated into our products could negatively impact our business results of operations, cash flows and financial condition. Tariffs, sanctions and other barriers to trade could adversely affect the business of our customers and suppliers, which could in turn negatively impact our net revenue and results of operations.

Specifically, we source certain components and approximately 12% of our finished goods from suppliers in Asia, a significant portion of which are subject to tariffs. New tariffs or other restrictions imposed on imports from Asia, where certain components included in our end-user equipment are manufactured and where certain of our distribution business suppliers are located, and any counter-measures taken in response to such new restrictions, may harm our business and results of operations. In addition, the U.S. federal government has imposed certain restrictions on the licensing, use and import of certain surveillance, telecommunications and other equipment manufactured by certain of our suppliers based in China for our ADI Global Distribution business, which may require us to find additional sources of end-user products and result in higher costs.

We cannot predict the extent to which the U.S. or other countries will impose new or additional quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of our products in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The continuing adoption or expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could have a material adverse effect on our business, operating results, and financial condition.
We rely on a dependable IT infrastructure and network operations that have adequate cyber-security functionality to produce and sell our products and solutions and manage our business.
The efficient operation of our business requires substantial investment in technology infrastructure systems, including enterprise resource planning (“ERP”) systems, information systems, supply chain management systems, digital commerce systems and connected solutions platforms and network operations and systems. The failure to acquire, implement, maintain and upgrade as required, these systems may impact our ability to respond effectively to changing customer expectations, manage our business, scale our solutions effectively or impact our customer service levels, which may put us at a competitive disadvantage and negatively impact our business, results of operations, financial condition and cash flows. Repeated or prolonged interruptions of service, due to cyberthreats or problems with our systems or third- party

Resideo Technologies, Inc.
technologies, whether or not in our control, could have a significant negative impact on our reputation and our ability to sell products and services. Our business, results of operations, financial condition and cash flows may be adversely affected if our information systems fail, become unavailable for prolonged periods of time, are corrupted or do not allow us to transmit accurate information. Failure to properly or adequately address these issues, including the failure to fund backups, upgrades and improvements to our systems, could impact our ability to perform necessary business operations, which could adversely affect our reputation, competitive position, business, results of operations, financial condition and cash flows. Our ability to keep our business operating is highly dependent on the proper and efficient operation of our data centers, networks, and data backup systems. In addition, a significant portion of our employees are engaged in remote or hybrid work from their homes, which further exposes our information technology (“IT”) systems to potential cyber interference and disruption of work activities based on availability and performance of Internet access in the regions in which our employees reside.
Our IT and engineering systems contain sensitive information, including personal data, trade secrets, and other proprietary information. In addition, our connected products potentially expose our business and customers to cybersecurity threats. As a result, we can be subject to systems interruption, data corruption, data loss and service and product failures, not only resulting from the failures of our products or services but also from the failures of third-party service providers, natural disasters, power shortages or terrorist attacks, and cyber or other security threats. There is no assurance that the comprehensive security measures we have put in place to protect our IT and engineering systems, services, and products against unauthorized access and disclosure of personal data or confidential or trade secret information will be effective in every case.
We have experienced, and expect to continue to experience, cybersecurity threats and incidents, none of which, to our knowledge, have been material to date. The potential consequences to any of our connected solutions platforms, data centers, or network operations and systems resulting from a material cyber or other security incident such as a successful ransomware attack or malicious publication of confidential information, trade secrets or personal data include financial loss, reputational and brand impact, negative media coverage, loss of shareholder value, loss of customers, litigation with third parties, including class-action litigation, regulatory investigations, audits or other enforcement actions, theft of intellectual property, fines, diminution in the value of our investment in research, development and engineering, regulatory reporting for data breaches, and increased cyber and other security protection and remediation costs due to the increasing sophistication and proliferation of threats, which in turn could adversely affect our competitiveness, business, financial condition, results of operations, and cash flows. In addition, damages, fines and claims arising from such incidents may not be covered by, or may exceed the amount of any insurance available or may not be insurable.
We are subject to risks associated with the Reimbursement Agreement, pursuant to which we are required to make substantial cash payments to Honeywell, measured in substantial part by reference to estimates by Honeywell of certain of its liabilities.
In connection with the Spin-Off, we entered into an agreement with Honeywell, pursuant to which we have obligations to make cash payments to Honeywell for certain Honeywell environmental liabilities (“Reimbursement Agreement”). Refer to Note 15. Commitments and Contingencies to Consolidated Financial Statements. In each calendar quarter, our ability to pay dividends and repurchase capital stock, or take other material corporate actions, in such calendar quarter are restricted until any amounts payable under the Reimbursement Agreement in such quarter are paid to Honeywell and we are required to use available restricted payment capacity under our debt agreements to make payments in respect of any such amounts. Payment of deferred amounts and certain other amounts could cause the amount we are required to pay under the Reimbursement Agreement in respect of liabilities arising in any given calendar year to exceed $140 million. All amounts payable under the Reimbursement Agreement are guaranteed by certain of our subsidiaries that act as guarantors under our principal credit agreement, subject to certain exceptions. Under the Reimbursement Agreement, we are subject to certain of the affirmative and negative covenants that are substantially similar to those presently included in our principal credit agreement. Further, pursuant to the Reimbursement Agreement, our ability to (i) amend or enter into waivers under our principal credit agreement or our indenture, (ii) enter into another credit agreement or our indenture or make amendments or waivers thereto, or (iii) enter into or amend or waive any provisions under other agreements, in each case, in a manner that would adversely affect the rights of Honeywell under the Reimbursement Agreement, may be limited or subject to Honeywell’s prior written consent. The covenants contained in the Reimbursement Agreement and/or the consent right described in the preceding sentence may significantly limit our ability to engage in many types of significant transactions on favorable terms (or at all), including, but not limited to, equity and debt financings, liability management transactions, refinancing transactions, mergers, acquisitions, joint ventures, and other strategic transactions. The Reimbursement Agreement may have material adverse effects on our liquidity and cash flows and on our results of operations, regardless of whether we experience a decline in net revenue. The Reimbursement Agreement may also require us to accrue significant

Resideo Technologies, Inc.
long-term liabilities on our Consolidated Balance Sheet, the amounts of which will be dependent on factors outside our control, including Honeywell’s responsibility to manage and determine the outcomes of claims underlying the liabilities. This may have a significant negative impact on the calculation of key financial ratios and other metrics that are important to investors, rating agencies and securities analysts in evaluating our creditworthiness, and the value of our securities. Although we will have access to information regarding these liabilities as we may reasonably request for certain purposes, as well as the ability to participate in periodic standing meetings with Honeywell’s remediation management team responsible for management of the underlying claims, the payment obligations under the Reimbursement Agreement relate to legal proceedings, costs and remediation efforts that we will not control, and we accordingly do not expect to be able to make definitive decisions regarding settlements or other outcomes that could influence our potential related exposure.
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
In addition to the importance of their financial performance, companies are also being measured by their performance on a variety of environmental, social and governance (“ESG”) matters. In light of the increased focus on ESG matters, there can be no certainty that we will manage such issues successfully, or that we will successfully meet stakeholder expectations as to our proper role. Any failure or perceived failure by us in this regard could adversely impact our business and reputation.

Risks Relating to Legal and Regulatory Matters
Failure to comply with the broad range of standards, laws and regulations in the jurisdictions in which we operate may result in exposure to substantial disruptions, costs and liabilities.
The laws and regulations impacting us impose complex, stringent and costly compliance activities, including but not limited to environmental, health, and safety protection standards and permitting, labeling and other requirements regarding, among other things, electronic and wireless communications, air emissions, wastewater discharges, the use, handling, and disposal of hazardous or toxic materials, remediation of environmental contamination, data security, data protection and data privacy, consumer protection and working conditions, and benefits for and compensation of our employees. We may also be affected by future standards, laws or regulations, including those imposed in response to cybersecurity, energy, climate change, product functionality, geopolitical, corporate social responsibility, data privacy, new types of online advertising or similar concerns. We expect that the growth of our business may depend on our development of new technologies in response to legislation and regulations related to efficiency standards, safety, data privacy and cybersecurity, and environmental concerns. These standards, laws, or regulations may further impact our costs of operation, the sourcing of raw materials, and the manufacture, (re-)design and distribution of our products and place restrictions and other requirements or impediments on the products and solutions we can sell in certain geographical locations. The net revenue and margins of our business are directly impacted by government regulations, including safety, performance and product certification regulations, particularly those driven by customer demands and national approvals, as well as changes in trade agreements, tariffs, and environmental and energy efficiency standards. We may develop unexpected legal contingencies or matters that exceed, or are excluded from, insurance coverage. We are subject to and in the future may be subject to various claims, including legal claims arising in the normal course of business. Such claims may include without limitation employment and benefits claims, product recall, personal injury, network security, breaches of or other non-compliance with cybersecurity, data protection, data privacy or advertising and marketing regulations, or property damage claims resulting from the use of our products, services, or solutions, as well as exposure to hazardous materials, contract disputes, or intellectual property disputes. The actual costs of resolving legal claims may be substantially higher or lower than the level of insurance coverage we hold and/or the amounts accrued for such claims or may be excluded from coverage. In the event of unexpected future developments, it is possible that the ultimate resolutions of such matters could be unfavorable.
Various laws and regulations as well as contracts we have entered into with third parties and our public notices apply to the collection, processing, transfer, disposal, disclosure and security of personal data and other types of regulated data, including obligations concerning clear, accurate and transparent data use practices and advertising that is not misleading. The interpretation and application of many privacy and data protection laws and regulations around the world may be

Resideo Technologies, Inc.
inconsistent with our existing data use, management and retention practices, public descriptions thereof or the features of our products and services. Any such new laws or regulations, any changes to existing laws and regulations and any such interpretation may affect demand for our products and services, impact our ability to effectively transfer data across borders or advertise our products and services in support of our business operations, or increase the cost of providing our products and services. Additionally, any actual or perceived breach of such laws or regulations may subject us to claims and may lead to administrative, civil or criminal liability, as well as fines and reputational harm. We could also be required to fundamentally change our business activities and practices, or modify or re-design our products and services, which could have an adverse effect on our business, financial condition, results of operations, and cash flows. Claims or lawsuits related to cybersecurity, advertising, marketing, data protection or data privacy initiated by governmental bodies, customers or other third parties, whether meritorious or not, could be time consuming, result in costly regulatory proceedings, litigation, penalties and fines, or require us to change our business practices, sometimes in expensive ways, or other potential liabilities. Unfavorable publicity regarding our privacy practices could injure our reputation, harm our ability to keep existing customers or attract new customers or otherwise adversely affect our business, assets, revenue, brands, and reputation.
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
We have incurred, and may continue to incur, significant costs in connection with some or all of these matters, including in connection with the derivative lawsuits described in Note 15. Commitments and Contingencies to Consolidated Financial Statements.
On February 3, 2023, we executed a definitive stipulation of settlement to resolve all of the pending lawsuits in relation to the derivative lawsuits, which remains subject to, among other things, court approval. Under the terms of the proposed settlement, we have agreed to implement or codify certain corporate governance reforms and reimburse the plaintiffs’ attorneys’ fees of $1.6 million.
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
As described in Note 15. Commitments and Contingencies to Consolidated Financial Statements, we are subject to potentially material liabilities related to the investigation and cleanup of environmental hazards and to claims of personal injuries or property damages that may arise from hazardous substance releases and exposures. These liabilities arise out of our current and past operations and the operations and properties of predecessor companies (including off-site waste disposal). We are also subject to potentially material liabilities related to compliance of Resideo owned sites with the requirements of various federal, state, local, and foreign governments that regulate the discharge of materials into the environment and the generation, handling, storage, treatment, and disposal of and exposure to hazardous substances. If we are found to be in violation of these laws and regulations, we may be subject to substantial fines, criminal sanctions, trade

Resideo Technologies, Inc.
restrictions, product recalls, public exposure and be required to install costly equipment or make operational changes to achieve compliance with such laws and regulations.
Risks related to the Spin-Off and our relationships with Honeywell
In connection with the Spin-Off, we entered into a tax matters agreement with Honeywell, pursuant to which we are responsible and will indemnify Honeywell for certain taxes, including certain income taxes, sales taxes, VAT and payroll taxes, relating to the business for all periods, including periods prior to the consummation of the Spin-Off (“Tax Matters Agreement”). Refer to Note 15. Commitments and Contingencies to Consolidated Financial Statements.
The Spin-Off was generally intended to be a tax-free transaction for our stockholders, but any failure to comply with the relevant tax requirements could result in certain of our stockholders incurring substantial tax liabilities. In addition, we may have material payment obligations to Honeywell under the Tax Matters Agreement, including upon the resolution of pending or future disputes with Honeywell regarding the appropriate allocation of tax liabilities incurred in connection with the Spin-Off.
Completion of the Spin-Off was conditioned on Honeywell’s receipt of separate written opinions from Cleary Gottlieb Steen & Hamilton and KPMG to the effect that the Spin-Off should qualify for non-recognition of gain and loss under Section 355 and related provisions of the Internal Revenue Code of 1986, as amended (“the Code”). The opinions assume that the Spin-Off was completed according to the terms of the Separation and Distribution Agreement.
If the distribution made in connection with the Spin-Off were determined not to qualify for non-recognition of gain or loss under Section 355 and related provisions of the Code, then a U.S. Holder who received our common stock in the Spin-Off generally would be treated as receiving a distribution in an amount equal to the fair market value of our common stock received. In connection with the Spin-Off, we entered into the Tax Matters Agreement with Honeywell described in Note 15. Commitments and Contingencies to Consolidated Financial Statements. We presently have, and in the future may have, disputes with Honeywell regarding the allocation of tax related liabilities between us and Honeywell under the Tax Matters Agreement. While we maintain reserves for potential liabilities arising under the Tax Matters Agreement, to the extent we are obligated to indemnify Honeywell for tax related liabilities in respect of matters that are not reserved or in excess of reserved amounts, including upon resolution of any dispute with Honeywell, such payments could have a material adverse effect on our business, financial condition and cash flows.
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
Conflicts of interest may or have arisen with Honeywell in a number of areas relating to our past and ongoing relationships, including:
•labor, tax, employee benefit, indemnification and other matters arising from our separation from Honeywell;
•intellectual property matters;
•employee recruiting and retention;
•interpretations of contractual arrangements; and
•business combinations involving our Company.
We may not be able to resolve any potential conflicts, and, even if we do so, the resolution may be less favorable to us than if we were dealing with a party other than our former parent company.
The agreements that we entered into with Honeywell in connection with the Spin-Off may impose significant restrictions on us and our subsidiaries and limit our ability to engage in actions that may be in our long-term best interests. As described in more detail in Note 15. Commitments and Contingencies to Consolidated Financial Statements, the Reimbursement Agreement imposes material restrictions on our business and operations, including limitations or impediments on our ability to separate or otherwise divest businesses and modify or waive the terms of certain agreements in a manner that would adversely affect the rights of Honeywell under the Reimbursement Agreement. In addition, the Trademark Agreement is terminable by Honeywell under certain circumstances, including if we fail to comply with all material obligations, including the payment obligations, set forth in the Reimbursement Agreement. The Trademark Agreement also automatically terminates upon the occurrence of a change of control of Resideo that is not approved by Honeywell, and automatically terminates as to any subsidiary of Resideo upon it ceasing to be a wholly owned subsidiary

Resideo Technologies, Inc.
of Resideo. Any termination of the Trademark Agreement could have a material adverse effect on our business, financial condition, cash flows, and reputation. In addition, the provisions of the Trademark Agreement in respect of a change of control of Resideo or the sale of any interests in any subsidiary of Resideo may impact our ability to enter into transactions that are otherwise in the best interests of our stockholders.
We and Honeywell also have had and may in the future have disputes under the agreements and related exhibits entered into in connection with the Spin-Off. In addition, because of their former positions with Honeywell, certain of our executive officers and directors, including the Chairman of the Board, own equity interests in Honeywell. Continuing ownership of Honeywell stock and equity awards could appear to create potential conflicts of interest if our Company and Honeywell face decisions that could have implications for both our Company and Honeywell.
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
The market price of our common stock has been volatile in the past and may be volatile in the future. The market price of our common stock may be significantly affected by the following factors: actual or anticipated fluctuations in our operating results; changes in financial estimates by securities analysts or our failure to perform in line with such estimates; announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments; the loss of, or decrease in sales to, one or more key customers; global macroeconomic conditions; and departures of key personnel.
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

Resideo Technologies, Inc.
In addition, our Amended and Restated Certificate of Incorporation (“our Certificate”) authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock, which may have preferences over our common stock with respect to dividends and distributions, as our Board may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. Similarly, the repurchase or redemption rights or liquidation preferences that we could assign to holders of preferred stock could affect the residual value of our common stock. In addition, we may pursue acquisition opportunities for which the consideration thereof may consist partially or entirely of newly issued shares of our common stock and such transactions would dilute the voting power and/or reduce the value of our common stock.
Certain provisions in our governing documents may discourage takeovers.
Several provisions of our Charter Documents and Delaware law may discourage, delay or prevent a merger or acquisition. These include, among others, our stockholders are not permitted to act by written consent; we have established advance notice requirements for stockholder nominations and proposals; we limit the persons who may call special meetings of stockholders and we have limitations on our ability to enter into business combinations transactions.
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

Currency exchange rate fluctuations may adversely affect our results.
We are exposed to a variety of market risks, including the effects of changes in currency exchange rates. Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures About Market Risk.
Approximately 25% of our 2022 net revenue was derived outside the U.S., and we expect sales to non-U.S. customers to continue to represent a similar portion of our consolidated net revenue. A significant amount of our payment obligations, including pursuant to the Reimbursement Agreement, Tax Matters Agreement, and our debt obligations are denominated in

Resideo Technologies, Inc.
U.S. Dollars, which exposes us to foreign exchange risk. Finally, we generate significant amounts of cash outside of the U.S. that is invested with foreign financial counterparties.
Although we may enter into currency exchange contracts to reduce our risk related to currency exchange fluctuations, changes in the relative fair values of currencies occur from time to time and may, in some instances, have a material impact on our operations. We do not currently, but may in the future, hedge against our currency exposure and, therefore, our business will continue to be susceptible to currency fluctuations. While we employ comprehensive controls regarding global cash management to guard against cash or investment loss and to ensure our ability to fund our operations and commitments, a material disruption to the counterparties with whom we transact business could expose us to financial loss.
We also translate assets, liabilities, revenue and expenses denominated in non-U.S. dollar currencies into U.S. dollars for our Consolidated Financial Statements based on applicable exchange rates. Consequently, fluctuations in the value of the U.S. dollar compared to other currencies may have a material impact on the value of these items in our Consolidated Financial Statements, even if their value has not changed in their original currency.
If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired and investors’ views of us could be harmed.
The Sarbanes-Oxley Act requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our common stock could decline and we could be subject to sanctions or investigations by SEC or other regulatory authorities, which would require additional financial and management resources.
Even if we were to conclude, and our auditors were to concur, that our internal controls over financial reporting provided reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, because of its inherent limitations, internal control over financial reporting might not prevent or detect fraud or misstatements. This, in turn, could have an adverse impact on trading prices for our common stock, and could adversely affect our ability to access the capital markets.
If our goodwill, other intangible assets and long-lived assets become impaired, we may be required to record a significant charge to earnings.
We test, at least annually, the carrying value of goodwill for impairment, as discussed in Note 2. Summary of Significant Accounting Policies to Consolidated Financial Statements. We review other intangible assets and long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. If the assumptions used in our analysis are not realized or if there was an adverse change in facts and circumstances, it is possible that an impairment expense may need to be recorded in the future. If the fair value of our reporting units falls below its carrying amount because of reduced operating performance, market declines, changes in the discount rate, or other conditions, expenses for impairment may be necessary. Any such expenses may have a material negative impact on our results of operations. There were no impairment expenses taken during the years ended December 31, 2022, 2021, and 2020.
We may be required to make significant cash contributions to our defined benefit pension plans.
We sponsor defined benefit pension plans under which certain eligible employees will earn pension benefits. We have plans in several countries including the U.S., the terms of which require that such qualified defined benefit pension plans maintain certain capitalization levels. Changes in discount rates and actual asset returns different than our anticipated asset returns can result in significant non-cash actuarial gains or losses. With regard to cash pension contributions, funding requirements for our pension plans are largely dependent upon interest rates, actual investment returns on pension assets and the impact of legislative or regulatory changes related to pension funding obligations. Our pension plan contributions may be material and could adversely impact our financial condition, cash flow, and results of operations. We may need to make pension plan contributions in future periods sufficient to satisfy funding requirements.
Item 1B. Unresolved Staff Comments
None.

Resideo Technologies, Inc.
Item 2. Properties
Our corporate headquarters is located in Scottsdale, Arizona.
Products and Solutions owns or leases 20 manufacturing sites and 4 warehouses. ADI Global Distribution owns or leases 175 stocking locations and 5 warehouses. The Corporate segment leases 3 sites. There is 1 warehouse and 47 other sites owned or leased by both Products and Solutions and ADI Global Distribution, including offices and engineering, and lab sites used by the Products and Solutions segment. The following table shows the regional distribution of these sites:

	Americas	Asia Pacific	EMEA
Sites	163	11	81
We also sublease 3 sites that include office and engineering space from Honeywell, which is included above. 28 warehouses are operated by third parties. In addition, Honeywell leases or subleases 2 manufacturing sites and other sites, with office and warehouse space, from us.
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
Refer to Note 15. Commitments and Contingencies to Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.

Resideo Technologies, Inc.
PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange under the symbol “REZI.” On February 15, 2023, there were 35,719 holders of record of our common stock and the closing price of our common stock on the New York Stock Exchange was $18.96 per share. As of February 15, 2023, 147 million shares of our common stock were outstanding.
Dividends
We have never declared or paid any cash dividends on our common stock and we currently do not intend to pay cash dividends. We currently expect to retain any future earnings to fund the operation and expansion of our business and pay back debt obligations. The Board’s decision regarding any future payment of dividends will depend on the consideration of many factors, including our financial condition, earnings, sufficiency of distributable reserves, opportunities to retain future earnings for use in the operation of our business and to fund future growth, capital requirements, debt service obligations, obligations under the Reimbursement Agreement, legal requirements, regulatory constraints, and other factors that the Board deems relevant. Additionally, the terms of the indebtedness we incurred in connection with the Spin-Off, obligations under the Reimbursement Agreement and other amounts owed to Honeywell under the Tax Matters Agreement, Trademark License and Patent Cross-License Agreements, will limit our ability to pay cash dividends.
Stock Performance
The following graph shows a comparison through December 31, 2022 of the cumulative total returns for (i) our common stock, (ii) the S&P Small Cap 600 Total Return Index and (iii) the S&P 400 Industrials assuming an initial investment of $100 on the Spin-Off date and reinvestment of all dividends. The returns in the graph are not intended to forecast or be indicative of possible future performance of our common stock.
Item 6. [RESERVED]

Resideo Technologies, Inc.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except per share amounts)
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help you understand the results of our operations and financial condition for the three years ended December 31, 2022, and should be read in conjunction with the Consolidated Financial Statements and the notes thereto contained elsewhere in this Form 10-K.
Overview and Business Trends
We are a leading global manufacturer and distributor of technology-driven products and solutions that help homeowners and businesses stay connected and in control of their comfort, security, and energy use. We are a leader in the home heating, ventilation and air conditioning controls markets, smoke and carbon monoxide detection home safety and fire suppression products, and security markets. We have a global footprint serving commercial and residential end-markets. We manage our business operations through two operating segments, Products and Solutions and ADI Global Distribution.
Our Products and Solutions operating segment offerings include temperature and humidity control, energy products and solutions, water and air solutions, smoke and carbon monoxide detection home safety products, security panels, sensors, peripherals, wire and cable, communications devices, video cameras, other home-related lifestyle convenience solutions, cloud infrastructure, installation and maintenance tools, and related software.
Our ADI Global Distribution business is the leading wholesale distributor of low-voltage security products including access control, fire detection, security, and video products and participates significantly in the broader related markets of audio, communications, data communications, networking, power, ProAV, smart home, and wire and cable. Our ADI Global Distribution strategy is focused on growth in our omni-channel presence, expand into adjacent markets, and continue to enhance our value-add services to support our professional installers’ efficiency and profitability.
Our financial performance is influenced by macroeconomic factors such as repair and remodeling activity, residential and non-residential construction, employment rates, interest rates, the COVID-19 pandemic, and the overall macroeconomic environment. Our visibility toward future performance is more limited than is typical due to the uncertainty surrounding the ultimate impact of COVID-19 and its variants and uncertainty surrounding the prevailing macroeconomic environment. For example, recent business conditions have been impacted by supply chain disruptions and global shortages in key materials and components, which have impacted our ability to supply certain products. We have also experienced various inflationary impacts, such as inventory destocking, increased labor rates, materials price inflation, and increased freight and other costs, and unfavorable foreign currency impacts from a stronger U.S. dollar. In response to these challenges, we have, among other measures, raised prices, aggressively managed supplier relationships to mitigate some of these shortages, developed contingency plans for future supply, aligned our production schedules with demand in a proactive manner, and pursued further improvements in the productivity and effectiveness of our manufacturing, selling, and administrative activities.

In February 2022, Russian military forces launched a military action in Ukraine. The length, impact and outcome is highly unpredictable, and this conflict could lead to significant market and other disruptions. To date we have not experienced any material interruptions in our infrastructure, supplies, technology systems or networks needed to support our operations. We continue to actively monitor the situation and assess its impact on our business.
Current Period Highlights
•Net revenue of $6,370 million in 2022, up 9.0% from $5,846 million in 2021
•Gross profit margin of 27.7%, compared to 27.1% in the prior year comparable period
•Income from operations of $611 million, or 9.6% of revenue, compared to $559 million, or 9.6% of revenue in 2021, including restructuring and impairment expenses of $35 million in the fourth quarter 2022
•Fully diluted earnings per share of $1.90, compared to $1.63 per share in the same period last year

Resideo Technologies, Inc.
Recent Developments
On January 23, 2023, we acquired 100% of the outstanding equity of BTX Technologies, Inc., a leading distributor of professional audio, video, data communications and broadcast equipment. This acquisition will allow Resideo to further expand our Pro AV and private brand offerings across North America.
On December 23, 2022, we acquired 100% of the outstanding equity of Teknique Limited, a niche producer of edge-based, artificial intelligence-enabled video camera development and solutions.
In the fourth quarter of 2022, we executed multiple restructuring programs to lower costs, increase margins and position us for growth resulting in restructuring and impairment expenses of $35 million. We expect to fully execute our restructuring initiatives and programs over the next 12-24 months.
On July 5, 2022, we acquired 100% of the outstanding equity of Electronic Custom Distributors Inc., a regional distributor of residential audio, video, automation, security, wire and telecommunication products.
On March 31, 2022, we acquired 100% of the issued and outstanding capital stock of First Alert, a leading provider of home safety products. First Alert expands and leverages our footprint in the home with complementary smoke and carbon monoxide detection home safety products and fire suppression products.
On March 28, 2022, the Amended & Restated Credit Agreement with JP Morgan Chase Bank N.A. was further amended to increase the principal amount of the seven-year senior secured term B loan facility by $200 million.
On February 14, 2022, we acquired 100% of the outstanding equity of Arrow Wire and Cable Inc., a leading regional distributor of data communications, connectivity and security products and is expected to strengthen our global distribution portfolio in the data communications category with an assortment of copper and fiber cabling and connectivity, connectors, racking solutions, and network equipment.
Basis of Presentation and Reclassifications
Refer to Note 1. Nature of Operations and Basis of Presentation to Consolidated Financial Statements.

Resideo Technologies, Inc.
Results of Operations
This section of the Form 10-K discusses fiscal 2022 and fiscal 2021 items and year-over-year comparisons of these periods. Discussions of fiscal 2020 items and year-over-year comparisons between fiscal 2021 and fiscal 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in the Company’s 2021 Annual Report on Form 10-K filed February 15, 2022.
The following table represents results of operations on a consolidated basis for the periods indicated:

	Years Ended December 31,
(in millions)	2022	2021	$ change	% change
Net revenue	$6,370	$5,846	$524	9.0%
Cost of goods sold	4,604	4,262	342	8.0%
Gross profit	1,766	1,584	182	11.5%
% of Net Revenue	27.7%	27.1%
Research and development expenses	111	86	25	29.1%
Selling, general and administrative expenses	974	909	65	7.2%
Intangible asset amortization	35	30	5	16.7%
Restructuring and impairment expenses	35	—	35	100.0%
Income from operations	611	559	52	9.3%
Other expenses, net	135	158	(23)	(14.6)%
Interest expense, net	58	48	10	20.8%
Income before taxes	418	353	65	18.4%
Provision for income taxes	135	111	24	21.6%
Net income	$283	$242	$41	16.9%

Earnings per share:
Basic	$1.94	$1.68	$0.26	15.5%
Diluted	$1.90	$1.63	$0.27	16.6%
Net Revenue
Net revenue for the year ended December 31, 2022 was $6,370 million, an increase of $524 million, or 9.0%, from the prior year, driven primarily by $427 million from acquisitions and higher selling prices of $368 million across both segments. Partially offsetting these increases were lower sales volume of $110 million and unfavorable foreign currency fluctuations of approximately $161 million.

Resideo Technologies, Inc.
Gross Profit
The chart below presents the drivers of the gross profit variance from the year ended December 31, 2021 to December 31, 2022.

$2,500
$2,000
$1,500
$1,000
$500
$0
$ in Millions
$1,584
$226
$121
$(76)
$(61)
$(36)
$8
$1,766
2021 Gross Profit
Price & Mix
Acquisitions
Sales Volume
Material Costs
FX
Other
2022 Gross Profit

Gross profit dollars increased 11.5% in 2022 and gross margin improved 60 basis points to 27.7% compared to 27.1% in the prior year. Price increases and favorable sales mix resulted in a positive gross margin impact of 200 bps. This impact was offset by a 80 bps impact from higher costs as a result of the current inflationary environment and 60 bps from lower volume leverage primarily in the Products and Solutions segment.
Research and Development Expenses
Research and development expenses for the year ended December 31, 2022, were $111 million, an increase of $25 million, or 29%, from $86 million for the year ended December 31, 2021. The increase was driven by additional year-over-year costs associated with the First Alert acquisition of $8 million, investments to support new product launches of $7 million, reallocation of engineering resources to new product development of $6 million, labor inflation of $2 million, and investment in software engineering to adopt new, upgrade or replace systems.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2022, were $974 million, an increase of $65 million, or 7.2%, from the prior year, primarily driven by additional year-over-year costs associated with the First Alert acquisition of $62 million, investment in marketing and sales of $21 million, labor inflation of $15 million, higher third-party spend of $5 million and transaction costs associated with acquisitions of approximately $11 million. These increases were partially offset by foreign currency impacts of $24 million, an indemnification accrual release of $8 million, lower impairment expenses resulting from the relocation of our Austin, Texas corporate headquarters in 2021 of $9 million and a decrease in the 2021 securities class action litigation settlement, net of insurance recoveries of $16 million.
Restructuring and Impairment Expenses
In the fourth quarter of 2022, we executed multiple restructuring programs to lower costs, increase margins and position us for growth resulting in restructuring and impairment expenses of $35 million. We expect to fully execute our restructuring initiatives and programs over the next 12 to 24 months.

Resideo Technologies, Inc.

Intangible Asset Amortization
Intangible asset amortization increased $5 million for the year ended December 31, 2022, as compared to the same period in 2021 due to the additional amortization expense associated with acquired other intangible assets. For further information refer to Note 9. Goodwill and Intangible Assets, net to Consolidated Financial Statements.
Other Expenses, Net
Other expenses, net consists primarily of Reimbursement Agreement expenses. For further information refer to Note 15. Commitments and Contingencies to Consolidated Financial Statements. Other expenses, net also includes foreign exchange gains and losses and other non-operating related expenses or income.
Interest Expense, Net
Interest expense, net increased $10 million for the year ended December 31, 2022 as compared to the same period in 2021 due to higher interest rates in 2022 compared to 2021 and additional borrowings of $200 million associated with our A&R Credit Agreement.
Tax Expense
Income tax expense of $135 million for the year ended December 31, 2022, includes $6 million of discrete tax benefit. Excluding discrete tax benefit of $6 million, the overall effective tax rate was 33.7% versus 31.3% for the year ended December 31, 2021.
Income tax expense increased for the year ended December 31, 2022, primarily due to an increase in pre-tax earnings. The increase in the overall effective tax rate was primarily driven by non-deductible indemnification costs and other non-deductible expenses.
Segment Results of Operations

Products and Solutions
The chart below presents net revenue and income from operations for the years ended December 31, 2022 and 2021.
Products and Solutions revenue increased $315 million, or 13%, mainly due to First Alert acquisition revenue of $341 million and price increases of $216 million, partially offset by lower volume of $146 million and unfavorable foreign exchange fluctuations of $95 million. Income from operations decreased $14 million, or 3%, from 2021 due to lower volume of $56 million, net of acquisitions, restructuring expenses of $29 million, and unfavorable foreign exchange fluctuations of $11 million. These decreases were partially offset by price, net of inflationary cost increases of $101 million.

Resideo Technologies, Inc.
ADI Global Distribution
The chart below presents net revenue and income from operations for the years ended December 31, 2022 and 2021.
ADI Global Distribution net revenue increased $209 million, or 6.2%, driven by price increases of $153 million, the impact of acquisitions of $86 million, and higher volume of $36 million, partially offset by unfavorable foreign exchange fluctuations of $66 million. Income from operations increased $45 million, or 16.8%, due to positive sales mix and price, net of inflation of $51 million, impact of acquisitions of $6 million, offset by $12 million of primarily higher sales and marketing costs.

Corporate
Corporate costs the year ended December 31, 2022, were $229 million, a decrease of $21 million, or 8%, from $250 million in the same period of 2021. The decrease was due primarily to the 2021 securities class action litigation settlement net of insurance recoveries of $16 million, lower impairment expenses resulting from the relocation of our Austin, Texas corporate headquarters in 2021 of $9 million, indemnification accrual releases of $8 million and other cost reductions. These positive impacts were partially offset by transaction costs associated with acquisitions of approximately $11 million.
Capital Resources and Liquidity
As of December 31, 2022, total cash and cash equivalents were $326 million, of which 54% were held by foreign subsidiaries. Our liquidity is primarily dependent on our ability to continue to generate positive cash flows from operations, supplemented by external sources of capital as needed. Additional liquidity may also be provided through access to the financial capital markets and our $500 million Revolving Credit Facility.
Liquidity
Our future capital requirements will depend on many factors, including the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects, potential acquisitions of companies or technologies and the expansion of our sales and marketing activities. We may enter into acquisitions or strategic arrangements in the future, which also could require us to seek additional equity or debt financing. While we may elect to seek additional funding at any time, we believe our existing cash, cash equivalents and availability under our credit facilities are sufficient to meet our capital requirements through at least the next 12 months and the longer term.
We may from time to time take steps to reduce our debt or otherwise improve our financial position. These actions could include prepayments, open market debt repurchases, negotiated repurchases, other redemptions or retirements of outstanding debt, opportunistic refinancing of debt, raising additional capital or divesting certain non-core assets. The amount of prepayments or the amount of debt that may be refinanced, repurchased or otherwise retired, if any, will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants and other considerations. Our affiliates may also purchase our debt from time to time through open market purchases or other transactions. In such cases, our debt may not be retired, in which case we would continue to pay interest in accordance with the terms of the debt, and we would continue to reflect the debt as outstanding on our Consolidated Balance Sheets.

Resideo Technologies, Inc.
Credit Agreement
On February 12, 2021, we entered into an Amendment and Restatement Agreement with JP Morgan Chase Bank N.A. as administrative agent (“the A&R Credit Agreement”). This agreement effectively replaced our previous senior secured credit facilities. On March 28, 2022, we entered into a First Amendment, which amends the A&R Credit Agreement to include an additional aggregate principal amount of $200 million in loans.
Senior Notes due 2029
On August 26, 2021, we issued $300 million in principal amount of 4% senior unsecured notes due in 2029 (“the Senior Notes due 2029”). The Senior Notes due 2029 are senior unsecured obligations of Resideo guaranteed by our existing and future domestic subsidiaries, rank equally with all of our senior unsecured debt, and are senior to all of our subordinated debt.
As of December 31, 2022, we had $1,431 million of long-term debt outstanding under our A&R Credit Agreement and Senior Notes due 2029, of which $12 million is due in the next 12 months. Refer to Note 11. Long-Term Debt to Consolidated Financial Statements.
Cash Flow Summary for the Years Ended December 31, 2022 and 2021
Our cash flows from operating, investing and financing activities for the years ended December 31, 2022 and 2021, as reflected in the audited Consolidated Financial Statements are summarized as follows:

	Years Ended December 31,
	2022	2021	$ change
Cash provided by (used for) operating activities:
Operating activities	$152	$315	$(163)
Investing activities	(764)	(65)	(699)
Financing activities	170	20	150
Effect of exchange rate changes on cash	(8)	(8)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	$(450)	$262	$(712)
2022 compared with 2021
Net cash provided by operating activities for the year ended December 31, 2022, was $152 million as a result of our earnings during the year. Compared to the prior year, net cash provided by operating activities was $163 million lower due to investments in working capital to support customer demand.

Net cash used for investing activities was $764 million during 2022, an increase of $699 million compared to prior year, as a result of acquisitions in the Products and Solutions and ADI Global Distribution segments to support growth opportunities.

Cash provided by financing activities was $170 million during 2022, an increase of $150 million compared to 2021. The increase was primarily due to $200 million of proceeds from the March 2022 Amended A&R Credit Agreement, offset by principal debt payments of $12 million and a year-over-year decrease of $35 million in payments of debt facility issuance and modification costs.
Contractual Obligations and Probable Liability Payments
In addition to our long-term debt discussed above, our material cash requirements include the following contractual obligations.
Reimbursement Agreement Payments
In connection with the Spin-Off, we entered into the Reimbursement Agreement with Honeywell. As of December 31, 2022, a liability of $614 million was deemed probable and reasonably estimable, however, it is possible we could pay $140 million per year (exclusive of any late payment fees up to 5% per annum) until the earlier of: (1) December 31, 2043; or (2) December 31, of the third consecutive year during which the annual reimbursement obligation (including in respect of

Resideo Technologies, Inc.
deferred payment amounts) has been less than $25 million. During the year ended December 31, 2022, we paid Honeywell $140 million under this agreement. For further discussion on the Reimbursement Agreement refer to Note 15. Commitments and Contingencies to Consolidated Financial Statements.
Environmental Liability Payments
We make environmental liability payments for sites which we own and are directly responsible for. As of December 31, 2022, $22 million was deemed probable and reasonably estimable.
Operating Leases
We have operating lease arrangements for the majority of our manufacturing sites, offices, engineering and lab sites, stocking locations, warehouses, automobiles, and certain equipment. As of December 31, 2022, we had operating lease payment obligations of $203 million, with $37 million payable within 12 months.
Purchase Obligations
We enter into purchase obligations with various vendors in the normal course of business. As of December 31, 2022, we had purchase obligations of $115 million, with $51 million payable within 12 months.
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
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, net revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Critical Accounting Policies and Estimates
Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. We review our critical accounting policies throughout the year. We consider the accounting policies discussed below to be critical to the understanding of our consolidated financial statements. Actual results could differ from our estimates and assumptions. As there remains uncertainty around the impacts of the COVID-19 pandemic, we intend to address and evaluate the impacts frequently. Refer to Note 2. Summary of Significant Accounting Policies to Consolidated Financial Statements.
Inventories
We state inventories at lower of cost or net realizable value. Inventories are valued using the first-in-first-out method. Inventory reserves are maintained for obsolete and surplus items.
Goodwill
We review the carrying values of goodwill and identifiable intangibles whenever events or changes in circumstances indicate that such carrying values may not be recoverable and annually, on the first day of the fourth quarter. If the carrying value of a reporting unit exceeds its fair value, we record a goodwill impairment loss as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Refer to Note 9. Goodwill and Intangible Assets, net to Consolidated Financial Statements.
Warranties and Guarantees
Expected warranty costs for products sold are recognized based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, length of the warranty and

Resideo Technologies, Inc.
various other considerations. Costs of product recalls, which may include the cost of the product being replaced as well as the customer’s cost of the recall, including labor to remove and replace the recalled part, are accrued as part of the warranty accrual at the time an obligation becomes probable and can be reasonably estimated. We periodically adjust these provisions to reflect actual experience and other facts and circumstances that impact the status of existing claims. Refer to Note15. Commitments and Contingencies for additional information.
Revenue
We enter into contracts that pertain to products, which are accounted for as separate performance obligations and are typically one year or less in duration. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For product sales, typically each product sold to a customer represents a distinct performance obligation. Revenue is measured as the amount of consideration expected to be received in exchange for our products. We recognize the majority of our revenue from performance obligations outlined in contracts with our customers that are satisfied at a point in time, generally when the product has shipped from our facility and control has transferred to the customer. For certain products, it is industry practice that customers take title to products upon delivery, at which time revenue is then recognized. Allowances for cash discounts, volume rebates and other customer incentive programs, as well as gross customer returns, among others, are recorded as a reduction of sales at the time of sale based upon the estimated future outcome. Cash discounts, volume rebates and other customer incentive programs are based upon certain percentages agreed upon with various customers, which are typically earned by the customer over an annual period.

Revenue is adjusted for variable consideration, which includes customer volume rebates and prompt payment discounts. We measure variable consideration by estimating expected outcomes using analysis and inputs based upon anticipated performance, historical data, and current and forecasted information. Customer returns are recorded as a reduction to sales on an actual basis throughout the year and also include an estimate at the end of each reporting period for future customer returns related to sales recorded prior to the end of the period. We generally estimate customer returns based upon the time lag that historically occurs between the sale date and the return date, while also factoring in any new business conditions that might impact the historical analysis such as new product introduction. Measurement of variable consideration is reviewed by management periodically and revenue is adjusted accordingly. We do not have significant financing components. Refer to Note 5. Revenue Recognition to Consolidated Financial Statements.
Reimbursement Agreement
In connection with the Spin-Off we entered into a Reimbursement Agreement, pursuant to which it has an obligation to make cash payments to Honeywell in amounts equal to 90% of payments, which include amounts billed, with respect to certain environmental claims, remediation and, to the extent arising after the Spin-Off, hazardous exposure or toxic tort claims, in each case, including consequential damages (the liabilities) in respect to specified Honeywell properties contaminated through historical business operations prior to the Spin-Off (Honeywell Sites), including the legal and other costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales. The amount payable in respect of such liabilities arising in any given year is subject to a cap of $140 million. Reimbursement Agreement expenses are presented within other expense, net in the Consolidated Statements of Operations and within other accrued liabilities payable under Indemnification Agreements in the Consolidated Balance Sheets. Refer to Note 15. Commitments and Contingencies to Consolidated Financial Statements.
Income Taxes
Significant judgment is required in evaluating tax positions. We established additional reserves for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum recognition threshold. The approach for evaluating certain and uncertain tax positions is defined by the authoritative guidance which determines when a tax position is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, we, along with our subsidiaries, are examined by various federal, state and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a change in estimate become known. Refer to Note 17. Income Taxes to Consolidated Financial Statements.

Resideo Technologies, Inc.
Other Matters
Litigation, Environmental Matters and the Reimbursement Agreement
Refer to Note 15. Commitments and Contingencies to Consolidated Financial Statements.
Recent Accounting Pronouncements
Refer to Note 2. Summary of Significant Accounting Policies to Consolidated Financial Statements.

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industries and our business and financial results. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” and words and terms of similar substance in connection with discussions of future operating or financial performance. This Report includes industry and market data that we obtained from various third-party sources, including forecasts based upon such data; as with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Although we believe that the forward-looking statements contained in this Form 10-K are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:
•industry and end market cyclicality;
•competition from other companies in our markets and segments, as well as in new markets and emerging markets;
•our ability to successfully develop new technologies and products, identify consumer preferences and industry standards and develop and protect the intellectual property related thereto and to defend against IP threats of others;
•inability to obtain necessary product components, production equipment or replacement parts;
•the impact of pandemics, epidemics, natural disasters and other public health emergencies, such as COVID-19;
•potentially volatile global market and economic conditions;
•failure to achieve and maintain a high level of product and service quality;
•inability to compete in the market for potential acquisitions;
•inability to consummate acquisitions on satisfactory terms or to integrate such acquisitions effectively;
•our ability to retain or expand relationships with significant customers;
•dependence upon IT infrastructure having adequate cyber-security functionality;
•economic, political, regulatory, foreign exchange and other risks of international operations, including the potential adverse effects of a global economic slowdown or recession, geo-political instability and recent world event that have increased the risks posed by international trade disputes, tariffs and sanctions;
•our failure to execute on key business transformation programs and activities;
•the failure to increase productivity through sustainable operational improvements;
•the impact of inflation on employee expenses, shipping costs, raw material costs, energy and fuel costs and other production costs;
•fluctuation in financial results due to the seasonal nature of portions of our business;
•our ability to recruit and retain qualified personnel;
•labor disputes, work stoppages, other disruptions, or the need to relocate any of our facilities;
•changes in legislation or government regulations or policies;
•the significant failure or inability to comply with the specifications and manufacturing requirements of our OEMs customers;
•the operational constraints and financial distress of third parties;
•our ability to borrow funds and access capital markets;
•the amount of our obligations and nature of our contractual restrictions pursuant to, and disputes that have or may hereafter arise under, the Reimbursement Agreement and the other agreements we entered into with Honeywell in connection with the Spin-Off;
•our reliance on Honeywell for the Honeywell Home trademark;
•potential material environmental liabilities;

Resideo Technologies, Inc.
•our inability to maintain intellectual property agreements necessary to our business;
•potential material costs as a result of warranty rights or claims, including product recalls, and product liability actions that may be brought against us;
•potential material litigation matters;
•unforeseen U.S. federal income tax and foreign tax liabilities;
•currency exchange rate fluctuations; and
•certain factors discussed elsewhere in this Form 10-K.
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
Interest Rate Risk
As of December 31, 2022, $571 million of our $1,131 million A&R Term B Facility debt outstanding, excluding unamortized deferred financing costs, carried variable interest rates. In March 2021, we entered into eight interest rate swap agreements with various financial institutions for a combined notional amount of $560 million (“the Swap Agreements”). The Swap Agreements effectively converted a portion of our variable interest rate obligations based on three-month LIBOR with a minimum rate of 0.50% per annum to a base fixed weighted average rate of 0.9289% over a term of one year, six months to three years. For more information on the Swap Agreements, refer to Note 12. Derivative Financial Instruments to Consolidated Financial Statements. The fair market value of our fixed-rate financial instruments and Swap Agreements are sensitive to changes in interest rates. As of December 31, 2022, an increase in interest rate by 100 basis points would have an approximate $6 million impact on our annual interest expense.
Foreign Currency Exchange Rate Risk
We are exposed to market risks from changes in currency exchange rates. While we primarily transact with customers and suppliers in the U.S. Dollar, we also transact in foreign currencies, primarily including the Euro, British Pound, Canadian Dollar, Mexican Peso, Czech Koruna, and Indian Rupee. These exposures may impact total assets, liabilities, future earnings and/or operating cash flows. Our exposure to market risk for changes in foreign currency exchange rates arises from transactions arising from international trade, foreign currency denominated monetary assets and liabilities, and international financing activities between subsidiaries. We rely primarily on natural offsets to address our exposures and may supplement this approach from time to time by entering into forward and option hedging contracts. As of December 31, 2022, we have no outstanding hedging arrangements.
Commodity Price Risk
While we are exposed to commodity price risk, we attempt to pass through significant changes in component and raw material costs to our customers based on the contractual terms of our arrangements. In limited situations, we may not be fully compensated for such changes in costs.

Item 8. Financial Statements and Supplementary Data

Resideo Technologies, Inc.
Consolidated Balance Sheets

	December 31,
(in millions)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$326	$775
Accounts receivable, net	1,002	876
Inventories, net	975	740
Other current assets	199	150
Total current assets	2,502	2,541

Property, plant and equipment, net	366	287
Goodwill	2,724	2,661
Intangible assets, net	475	120
Other assets	320	244
Total assets	$6,387	$5,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$894	$883
Current portion of long-term debt	12	10
Accrued liabilities	640	601
Total current liabilities	1,546	1,494

Long-term debt	1,404	1,220
Obligations payable under Indemnification Agreements	580	585
Other liabilities	328	302
Total liabilities	3,858	3,601

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Common stock, $0.001 par value: 700 shares authorized, 148 and 146 shares issued and outstanding at December 31, 2022 and 146 and 145 shares issued and outstanding at December 31, 2021, respectively	—	—
Additional paid-in capital	2,176	2,121
Retained earnings	600	317
Accumulated other comprehensive loss, net	(212)	(165)
Treasury stock at cost	(35)	(21)
Total stockholders’ equity	2,529	2,252
Total liabilities and stockholders’ equity	$6,387	$5,853
Refer to accompanying Notes to the Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
(in millions)	2022	2021	2020
Net revenue	$6,370	$5,846	$5,071
Cost of goods sold	4,604	4,262	3,727
Gross profit	1,766	1,584	1,344
Research and development expenses	111	86	74
Selling, general and administrative expenses	974	909	889
Intangible asset amortization	35	30	30
Restructuring and impairment expenses	35	—	40
Income from operations	611	559	311
Other expenses, net	135	158	147
Interest expense, net	58	48	63
Income before taxes	418	353	101
Provision for income taxes	135	111	64
Net income	$283	$242	$37

Earnings per share:
Basic	$1.94	$1.68	$0.30
Diluted	$1.90	$1.63	$0.29

Weighted average number of shares outstanding:
Basic	146	144	125
Diluted	149	148	126
Refer to accompanying Notes to the Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(in millions)	2022	2021	2020
Comprehensive income:
Net income	$283	$242	$37
Other comprehensive (loss) income, net of tax:
Foreign exchange translation (loss) gain	(74)	(57)	63
Pension liability adjustments	(9)	32	(15)
Changes in fair value of effective cash flow hedges	36	6	—
Total other comprehensive (loss) income, net of tax	(47)	(19)	48
Comprehensive income	$236	$223	$85
Refer to accompanying Notes to the Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in millions)	2022	2021	2020
Cash Flows From Operating Activities:
Net income	$283	$242	$37
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94	88	86
Restructuring and impairment expenses	35	—	40
Stock-based compensation expense	50	39	29
Deferred income taxes	(3)	6	22
Other, net	6	3	21
Loss on extinguishment of debt	—	41	—
Changes in assets and liabilities, net of acquired companies:
Accounts receivable, net	(72)	(30)	(27)
Inventories, net	(122)	(73)	19
Other current assets	(26)	27	5
Accounts payable	(43)	(42)	(1)
Accrued liabilities	(54)	14	(9)
Other, net	4	—	22
Net cash provided by operating activities	152	315	244
Cash Flows From Investing Activities:
Capital expenditures	(85)	(63)	(70)
Acquisitions, net of cash acquired	(665)	(11)	(35)
Other investing activities, net	(14)	9	2
Net cash used in investing activities	(764)	(65)	(103)
Cash Flows From Financing Activities:
Proceeds from issuance of A&R Term B Facility	200	1,250	—
Repayments of long-term debt	(12)	(1,188)	(22)
Payment of debt facility issuance and modification costs	(4)	(39)	—
Other financing activities, net	(14)	(3)	(4)
Issuance of common stock through public offering, net of issuance costs	—	—	279
Net cash provided by financing activities	170	20	253
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(8)	(8)	1
Net (decrease) increase in cash, cash equivalents and restricted cash	(450)	262	395
Cash, cash equivalents and restricted cash at beginning of year	779	517	122
Cash, cash equivalents and restricted cash at end of year	$329	$779	$517

Supplemental Cash Flow Information:
Interest paid	$54	$39	$57
Taxes paid, net of refunds	$159	$107	$32
Capital expenditures in accounts payable	$21	$14	$15

Refer to accompanying Notes to the Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except shares in thousands)	Shares	Amount ($)	Additional Paid-In Capital	Retained Earnings		Shares	Amount ($)	Total Stockholders’ Equity
Balance at January 1, 2020	122,873	$—	$1,761	$38	$(194)	615	$(3)	$1,602
Net income	—	—	—	37	—	—	—	37
Other comprehensive income, net of tax	—	—	—	—	48	—	—	48
Common stock issuance, net of shares withheld for taxes	636	—	1	—	—	285	(3)	(2)
Stock-based compensation expense	—	—	29	—	—	—	—	29
Common stock issuance through public offering, net of issuance costs	19,550	—	279	—	—	—	—	279
Balance at December 31, 2020	143,059	$—	$2,070	$75	$(146)	900	$(6)	$1,993
Net income	—	—	—	242	—	—	—	242
Other comprehensive loss, net of tax	—	—	—	—	(19)	—	—	(19)
Common stock issuance, net of shares withheld for taxes	1,749	—	12	—	—	540	(15)	(3)
Stock-based compensation expense	—	—	39	—	—	—	—	39
Balance at December 31, 2021	144,808	$—	$2,121	$317	$(165)	1,440	$(21)	$2,252
Net income	—	—	—	283	—	—	—	283
Other comprehensive loss, net of tax	—	—	—	—	(47)	—	—	(47)
Common stock issuance, net of shares withheld for taxes	1,414	—	5	—	—	610	(14)	(9)
Stock-based compensation expense	—	—	50	—	—	—	—	50
Balance at December 31, 2022	146,222	$—	$2,176	$600	$(212)	2,050	$(35)	$2,529
Refer to accompanying Notes to the Consolidated Financial Statements.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Basis of Presentation
Nature of Operations
Resideo Technologies, Inc. is a leading manufacturer and developer of technology-driven products that provide critical comfort, energy, smoke and carbon monoxide detection home safety products, and security solutions to homes globally. We are also a leading wholesale distributor of low-voltage security products including access control, fire detection, fire suppression, security, and video products, and participate significantly in the broader related markets of audio, communications, data communications, networking, power, ProAV, smart home, and wire and cable. Our global footprint serves both commercial and residential end markets.
The Company was incorporated in Delaware on April 24, 2018 and we separated from Honeywell on October 29, 2018, becoming an independent publicly traded company as a result of a pro rata distribution of our common stock to shareholders of Honeywell.
Basis of Consolidation and Reporting
The accompanying Consolidated Financial Statements include the accounts of the Company and our wholly-owned subsidiaries and have been prepared in accordance with U.S. GAAP. All intercompany accounts, transactions and profits arising from consolidated entities have been eliminated in consolidation.
We report financial information on a fiscal quarter basis using a modified four-four-five week calendar. Our fiscal calendar begins on January 1 and ends on December 31. We have elected the first, second and third quarters to end on a Saturday in order to not disrupt business processes. The effects of this election are generally not significant to reported results for any quarter and only exist within a reporting year.
Reclassification
For the purposes of comparability, certain prior period amounts have been reclassified to conform to current period classification.
During the year, we changed the presentation of intangible asset amortization on the Consolidated Statements of Operations, whereas they were previously included in cost of goods sold and selling, general and administrative expenses. The reclassification decreased cost of goods sold by $23 million and $22 million for the years ended December 31, 2021 and 2020, respectively, and decreased selling, general and administrative expenses by $7 million and $8 million for the years ended December 31, 2021 and 2020, respectively. The reclassification had no impact on income from operations, income before taxes, net income, earnings per share or stockholders’ equity.
Additionally, we changed the presentation of restructuring and impairment expenses on the Consolidated Statements of Operations, where as they were previously presented in cost of goods sold, research and development expenses, and selling, general and administrative expenses. The reclassification decreased cost of goods sold, research and development expenses, and selling, general and administrative expenses by $9 million, $3 million and $28 million for the year ended December 31, 2020, respectively. There were no restructuring and impairment expenses in 2021. The reclassification had no impact on income from operations, income before taxes, net income, earnings per share or stockholders’ equity.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

Note 2. Summary of Significant Accounting Policies
We consider the following policies to be beneficial in understanding the judgment involved in the preparation of our Consolidated Financial Statements and the uncertainties that could impact our financial condition, results of operations and cash flows.
(a) Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities in the Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to, provisions for expected credit losses and inventory reserves, accounting for business combinations, valuation of reporting units for purposes of assessing goodwill for impairment, valuation of long-lived asset groups for impairment testing, accruals for employee benefits, stock-based compensation, pension benefits, indemnification liabilities, deferred taxes, warranties and certain contingencies. We base our estimates on historical experience, market participant fair value considerations, projected future cash flows, and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.
(b) Cash, Cash Equivalents and Restricted Cash—Cash and cash equivalents may consist of cash on hand, money market instruments, time deposits and highly liquid investments. All highly liquid investments with original maturities of three months or less are considered cash equivalents. Cash and cash equivalents that are restricted as to the withdrawal or use under terms of certain contractual agreements are recorded in other current assets on the Consolidated Balance Sheets and primarily relate to collateral to support certain bank guarantees. Restricted cash for the periods presented were not material. Cash, cash equivalents and restricted cash are carried at cost, which approximates fair value.

(c) Accounts Receivable and Allowance for Doubtful Accounts—Accounts receivable are recorded at the invoiced amount, presented net of allowance for doubtful accounts and do not bear interest. We review the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic conditions to make adjustments in the allowance when it is considered necessary. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowance for doubtful accounts was not material as of December 31, 2022 and 2021, respectively.

(d) Inventories—Inventories are stated at lower of cost or net realizable value and valued by the first-in-first-out method. Inventory reserves are maintained for obsolete and surplus items.

The following tables summarize the details of our inventory, net:

	December 31,
(in millions)	2022	2021
Raw materials	$251	$174
Work in process	25	17
Finished products	699	549
Total inventories, net	$975	$740

The expense charged to inventory obsolesce was approximately $13 million, $8 million and $31 million for the years ended December 31, 2022, 2021 and 2020, respectively.

(e) Property, Plant and Equipment—Property, plant and equipment are stated at cost, less accumulated depreciation. For financial reporting purposes the straight-line method of depreciation is used over the estimated useful lives. Leasehold improvements are capitalized and amortized using the straight-line method over the shorter of their estimated useful lives or the term of the underlying lease. Depreciation is recognized in cost of sales, research and development, and selling, general and administrative expenses based on the nature and use of the underlying assets.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the details of our property, plant and equipment, including useful lives:

	December 31,
(in millions)	2022	2021	Useful Lives
Machinery and equipment	$647	$602	3-16 years
Buildings and improvements	303	292	10-50 years
Construction in progress	80	35	NA
Land	9	4	NA
Gross property, plant and equipment	1,039	933
Accumulated depreciation	(673)	(646)
Total property, plant and equipment, net	$366	$287
NA = Not applicable; assets categorized as construction in progress and land are not depreciated.

Depreciation expense was $59 million, $58 million and $56 million for the years ended December 31, 2022, 2021 and 2020, respectively.

(f) Impairment of Long-Lived Assets—We assess the recoverability of the carrying amount of property, plant and equipment if events or changes in circumstances indicate that the carrying amount or related group of assets may not be recoverable. If the expected undiscounted cash flows are less than the carrying amount of the asset an impairment loss is recognized.

(g) Goodwill and Intangible Assets—We review the carrying values of goodwill and identifiable intangibles whenever events or changes in circumstances indicate that such carrying values may not be recoverable and annually, on the first day of the fourth quarter. If the carrying value of a reporting unit exceeds its fair value, we record a goodwill impairment loss as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Refer to Note 9. Goodwill and Intangible Assets, net to Consolidated Financial Statements.

(h) Restructuring—We enter into various restructuring initiatives, optimization projects, strategic transactions, and other business activities that may include the recognition of exit or disposal costs. Exit or disposal costs are typically costs of termination benefits, such as severance and costs associated with the closure or consolidation of operating facilities. Impairment of property and equipment and other current or long-term assets as a result of a restructuring initiative is recognized as a reduction of the appropriate asset. Refer to Note 6. Restructuring Expenses to Consolidated Financial Statements.

(i) Derivatives—Our interest rate swap agreements effectively modify our exposure to interest rate risk by converting floating rate debt to a fixed rate for the term of the swap agreements, reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount.

Our interest rate swap agreements are designated as cash flow hedges with effectiveness of the hedges assessed at inception and quarterly thereafter. To the extent the hedging relationship is highly effective, the unrealized gains or losses on the swaps are recorded in accumulated other comprehensive loss and reclassified into earnings within interest expense, net when the payments occur. We classify our cash flows related to interest rate swap agreements as operating activities in the Consolidated Statements of Cash Flows.

The fair values of the interest rate swaps are reflected as an other asset or liability in the Consolidated Balance Sheets and the change in fair value is reported in accumulated other comprehensive loss. The fair values of the interest rate swaps are estimated as the net present value of projected cash flows based upon forward interest rates at the balance sheet date. We do not offset fair value amounts recognized in our Consolidated Balance Sheets for presentation purposes. Refer to Note 12. Derivative Financial Instruments to Consolidated Financial Statements.
(j) Warranties and Guarantees—Expected warranty costs for products sold are recognized based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

experience, length of the warranty and various other considerations. Costs of product recalls, which may include the cost of the product being replaced as well as the customer’s cost of the recall, including labor to remove and replace the recalled part, are accrued as part of the warranty accrual at the time an obligation becomes probable and can be reasonably estimated. We periodically adjust these provisions to reflect actual experience and other facts and circumstances that impact the status of existing claims. Refer to Note 15. Commitments and Contingencies to Consolidated Financial Statements.

(k) Leases—Included in our Consolidated Balance Sheets are certain operating leases that are reported as a component of other assets and other liabilities. The leased assets represent our right to use an underlying asset for the lease term and the lease liabilities represent our obligation to make lease payments arising from the lease. An incremental borrowing rate is used to calculate the present value of the remaining lease payments.

Each contract is reviewed at inception to determine if it contains a lease and whether the lease qualifies as an operating or financing lease. For short-term leases (leases with a term of 12 months or less), right-of-use assets or lease liabilities are not recognized in the Consolidated Balance Sheets. Operating leases are expensed on a straight-line basis over the term of the lease. In determining the lease term, we consider the probability of exercising renewal or early termination options. In addition to the monthly base rent, we are often charged separately for common area maintenance, utilities and taxes, which are considered a non-lease component. These non-lease component payments are expensed as incurred and are not included in operating lease assets or liabilities.

Right-of-use assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with our long-lived asset impairment assessment policy. Refer to Note 10. Leases to Consolidated Financial Statements.

(l) Revenue Recognition—We enter into contracts that pertain to products, which are accounted for as separate performance obligations and are typically one year or less in duration. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For product sales, typically each product sold to a customer represents a distinct performance obligation. Revenue is measured as the amount of consideration expected to be received in exchange for our products. We recognize the majority of our revenue from performance obligations outlined in contracts with our customers that are satisfied at a point in time, generally when the product has shipped from our facility and control has transferred to the customer. For certain products, it is industry practice that customers take title to products upon delivery, at which time revenue is then recognized. Allowances for cash discounts, volume rebates and other customer incentive programs, as well as gross customer returns, among others, are recorded as a reduction of sales at the time of sale based upon the estimated future outcome. Cash discounts, volume rebates and other customer incentive programs are based upon certain percentages agreed upon with various customers, which are typically earned by the customer over an annual period.

Revenue is adjusted for variable consideration, which includes customer volume rebates and prompt payment discounts. We measure variable consideration by estimating expected outcomes using analysis and inputs based upon anticipated performance, historical data, and current and forecasted information. Customer returns are recorded as a reduction to sales on an actual basis throughout the year and also include an estimate at the end of each reporting period for future customer returns related to sales recorded prior to the end of the period. We generally estimate customer returns based upon the time lag that historically occurs between the sale date and the return date, while also factoring in any new business conditions that might impact the historical analysis such as new product introduction. Measurement of variable consideration is reviewed by management periodically and revenue is adjusted accordingly. We do not have significant financing components.

Sales, use and value added taxes collected and remitted to various government authorities were not recognized as revenue and are reported on a net basis. Shipping and handling fees billed to customers are included in cost of goods sold. Refer to Note 5. Revenue Recognition to Consolidated Financial Statements.

(m) Royalty—In connection with the Spin-Off, we entered into a 40-year Trademark License Agreement (the “Trademark Agreement”) with Honeywell that authorizes our use of certain licensed trademarks in the operation of Resideo’s business for the advertising, sale and distribution of certain licensed products. In exchange, we pay a royalty fee of 1.5% of net revenue of the licensed products to Honeywell, which is recorded in selling, general and administrative expense on the Consolidated Statements of Operations. Refer to Note 15. Commitments and Contingencies to Consolidated Financial Statements.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

(n) Reimbursement Agreement—In connection with the Spin-Off we entered into a Reimbursement Agreement, pursuant to which we have an obligation to make cash payments to Honeywell in amounts equal to 90% of payments, which include amounts billed, with respect to certain environmental claims, remediation and, to the extent arising after the Spin-Off, hazardous exposure or toxic tort claims, in each case, including consequential damages (the liabilities) in respect of specified Honeywell properties contaminated through historical business operations prior to the Spin-Off (Honeywell Sites), including the legal and other costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales. The amount payable in respect of such liabilities arising in any given year is subject to a cap of $140 million. Reimbursement Agreement expenses are presented within other expense, net in the Consolidated Statements of Operations and within obligations payable under Indemnification Agreements in the Consolidated Balance Sheets. Refer to Note 15. Commitments and Contingencies to Consolidated Financial Statements.

(o) Environmental—We accrue costs related to environmental matters when it is probable that we have incurred a liability related to a contaminated site and the amount can be reasonably estimated. Environmental costs for our owned sites are presented within cost of goods sold for operating sites in the Consolidated Statements of Operations. Refer to Note 15. Commitments and Contingencies to Consolidated Financial Statements.

(p) Tax Indemnification Agreement—The Tax Matters Agreement provides that Resideo is required to indemnify Honeywell for any taxes (and reasonable expenses) resulting from the failure of the Spin-Off and related internal transactions to qualify for their intended tax treatment under U.S. federal, state and local income tax law, as well as foreign tax law, where such taxes result from (a) breaches of covenants and representations we make and agree to in connection with the Spin-Off, (b) the application of certain provisions of U.S. federal income tax law to these transactions or (c) any other action taken or omission made (other than actions expressly required or permitted by the Separation and Distribution Agreement, the Tax Matters Agreement or other ancillary agreements) after the consummation of the Spin-Off that gives rise to these taxes. As of December 31, 2022 and 2021, we had an indemnity outstanding to Honeywell for past and potential future tax payments of $106 million and $128 million, respectively. Refer to Note 15. Commitments and Contingencies to Consolidated Financial Statements.

(q) Research and Development—We conduct research and development activities, which consist primarily of the development of new products and solutions as well as enhancements and improvements to existing products that substantially change the product. Research and development costs primarily relate to employee compensation and consulting fees, which are charged to expense as incurred.

(r) Defined Contribution Plans—We sponsor various defined contribution plans with varying terms depending on the country of employment. For the years ended December 31, 2022, 2021 and 2020, we recognized compensation expense related to the defined contribution plans of $22 million, $19 million, and $18 million, respectively.

(s) Stock-Based Compensation Plans—The principal awards issued under our stock-based compensation plans, which are described in Note 8. Stock-Based Compensation Plans, are restricted stock units. The cost for such awards is measured at the grant date based on the fair value of the award. Some awards are issued with a market condition, which are valued on the grant date utilizing a Monte Carlo simulation model. Stock options are also issued under our stock-based compensation plans and are valued on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model and the Monte Carlo simulation model require estimates of future stock price volatility, expected term, risk-free interest rate and forfeitures.

For all stock-based compensation, the fair value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) and is included in selling, general and administrative expenses in the Consolidated Statements of Operations. Our time-based restricted stock awards are typically subject to graded vesting over a service period; while our performance or market based awards are typically subject to cliff vesting at the end of the service period. Forfeitures are estimated at the time of grant to recognize expense for those awards that are expected to vest and are based on historical forfeiture rates.

(t) Pension—We disaggregate the service cost component of net benefit costs and report those costs in the same line item or items in the Consolidated Statements of Operations as other compensation costs arising from services rendered by the pertinent employees during the period. The other non-service components of net benefit costs are required to be presented separately from the service cost component and outside of income from operations.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

We have recorded the service cost component of pension expense in costs of goods sold and selling, general and administrative expenses based on the classification of the employees it relates to. The remaining components of net benefit costs within pension expense, primarily interest costs and expected return on plan assets, are recorded in other expense, net. We recognize net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plans’ projected benefit obligation (the “corridor”) annually in the fourth quarter of each year. This adjustment is reported in other expense, net in the Consolidated Statements of Operations. Refer to Note 7. Pension Plans to Consolidated Financial Statements.

(u) Foreign Currency Translation—Assets and liabilities of operations outside the U.S. with a functional currency other than U.S. Dollars are translated into U.S. Dollars using year-end exchange rates. Revenue, costs and expenses are translated at the average exchange rates in effect during the year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive loss.

(v) Income Taxes—Significant judgment is required in evaluating tax positions. We established additional reserves for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum recognition threshold. The approach for evaluating certain and uncertain tax positions is defined by the authoritative guidance, which determines when a tax position is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, the Company and our subsidiaries are examined by various federal, state and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a change in estimate become known. Refer to Note 17. Income Taxes to Consolidated Financial Statements.

(w) Accounting Pronouncements—We consider the applicability and impact of all recent accounting standards updates issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on our Consolidated Financial Statements.

Adopted Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This guidance requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASU No. 2014-19, Revenue from Contracts with Customers (Topic 606), as if it had originated the contracts. Deferred revenue acquired in a business combination is no longer required to be measured at its fair value, which had historically resulted in a deferred revenue impairment at the date of acquisition. We early adopted this ASU as of March 31, 2022, on a prospective basis, as permitted by the ASU. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

Recent Accounting Pronouncements

In September 2022, the FASB issued ASU No. 2022-04, Liabilities-Supplier Finance Programs (Topic 405): Disclosure of Supplier Finance Program Obligations. This guidance enhances transparency about an entity’s use of supplier finance programs by requiring quarterly and annual disclosures about the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts annually, and a description of where in the financial statements outstanding amounts are presented. The guidance is effective for fiscal years beginning after December 15, 2022. We are currently assessing the impact of adoption on our Consolidated Financial Statements and related disclosures.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) or by another reference rate expected to be discontinued because of reference rate reform. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2022. In January 2021, the FASB issued Accounting Standards Update 2021-01, Reference Rate Reform (Topic 848): Scope, which clarified the scope and application of the original guidance. These ASUs are applicable for the A&R Senior Credit Facilities and Swap

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

Agreements, which use LIBOR as a reference rate. The A&R Senior Credit Facilities include a transition clause to a new reference rate in the event LIBOR is discontinued and Swap Agreements will be amended to match the new reference rate. We have evaluated the potential impact of adopting this standard and do not expect it to have a material impact on our financial statements. Refer to Note 11. Long-Term Debt and Note 12. Derivative Financial Instruments to Consolidated Financial Statements.

Note 3. Acquisitions

2022 Acquisitions

Teknique Limited—On December 23, 2022, we acquired 100% of the outstanding equity of Teknique, a niche producer of edge-based, artificial intelligence-enabled video camera development and solutions. The Company reports Teknique’s results within the Products and Solutions segment. Purchase consideration includes cash and a note payable with the former owner. We have made a preliminary purchase price allocation that is subject to change as additional information is obtained.

Electronic Custom Distributors, Inc.—On July 5, 2022, we acquired 100% of the outstanding equity of Electronic Custom Distributors, Inc., a regional distributor of residential audio, video, automation, security, wire and telecommunication products. The Company reports Electronic Customer Distributors, Inc. results within the ADI Global Distribution segment. We have made a preliminary purchase price allocation that is subject to change as additional information is obtained.

First Alert—On March 31, 2022, we acquired 100% of the issued and outstanding capital stock of First Alert, a leading provider of home safety products, and its results are included within the Products and Solutions segment. This acquisition expands and leverages our footprint in the home with complementary smoke and carbon monoxide detection home safety products and fire suppression products.

We preliminarily determined the fair value of the tangible and intangible assets and the liabilities acquired, and recorded goodwill based on the excess of the fair value of the acquisition consideration over such fair values, as follows:

(in millions)
Assets acquired:
Cash	$2
Accounts receivable	72
Inventories	117
Property, plant and equipment	82
Goodwill (1)	86
Other intangible assets	349
Other assets	33
Total assets acquired	741
Liabilities assumed:
Accounts payable	57
Other liabilities	69
Total liabilities assumed	126
Net assets acquired	$615
(1) Goodwill from this acquisition is partially deductible for tax purposes. Refer to Note 9. Goodwill and Intangible Assets, net to the Consolidated Financial Statements.

First Alert contributed $341 million in net revenue for the year ended December 31, 2022, which has been included within our Consolidated Statements of Operations. Pro forma results of operations have not been presented, as the impact on our consolidated financial results was not material. We expensed $11 million of costs related to the acquisition of First Alert during the year ended December 31, 2022. These costs, which consist primarily of advisory, insurance, and legal fees, are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. We have made a purchase price allocation that is subject to change as additional information is obtained.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

Arrow Wire and Cable, Inc.—On February 14, 2022, we acquired 100% of the outstanding equity of Arrow Wire and Cable, Inc., a leading regional distributor of data communications, connectivity and security products. The business is included within the ADI Global Distribution segment and is expected to strengthen our global distribution portfolio in the data communications category with an assortment of copper and fiber cabling and connectivity, connectors, racking solutions, and network equipment. We have made a purchase price allocation that is subject to change as additional information is obtained.

2021 Acquisitions

Norfolk Wire & Electronics—During 2021, we completed the acquisition of Norfolk Wire & Electronics, a regional distributor of data communications products, and Shoreview Distribution, a U.S. distributor of ProAV products, which have been integrated into the ADI Global Distribution segment.

Note 4. Segment Financial Data

The Company’s segment information is evaluated by our Chief Executive Officer, who is also the chief operating decision maker and is consistent with how management reviews and assesses the performance of the business as well as makes investing and resource allocation decisions. We monitor our operations through two reportable segments: Products and Solutions and ADI Global Distribution, and report Corporate separately.

These operating segments follow the same accounting policies used for our Consolidated Financial Statements. We evaluate a segment’s performance on a U.S. GAAP basis, primarily operating income before corporate expenses.

Products and Solutions—The Products and Solutions business is a leading global manufacturer and developer of technology-driven products and components that provide critical comfort, energy management, and safety and security solutions to over 150 million homes globally. Our offerings include temperature and humidity control, thermal water and air solutions, as well as security panels, sensors, peripherals, wire and cable, communications devices, video cameras, other home-related lifestyle convenience solutions, cloud infrastructure, installation and maintenance tools, and related software.

ADI Global Distribution—The ADI Global Distribution business is a leading wholesale distributor of low-voltage security products including security and life safety, access control and video products and participates significantly in the broader related markets of smart home, power, audio, ProAV, networking, communications, wire and cable, and data communications.

Corporate—Corporate expenses include expenses related to the Corporate office as well as supporting the operating segments, but do not relate directly to revenue-generating activities primarily including unallocated stock-based compensation expenses, unallocated pension expense, restructuring expenses, acquisition-related costs, and other expenses related to executive, legal, finance, tax, treasury, human resources, IT, strategy, communications, and corporate travel expenses. Additional unallocated amounts primarily include non-operating items such as Reimbursement Agreement expense, interest income, interest expense, and other income (expense).

Summary financial data attributable to the segments for the periods indicated is as follows:

	Years Ended December 31,
(in millions)	2022	2021	2020
Net revenue
Products and Solutions	$2,783	$2,468	$2,121
ADI Global Distribution	3,587	3,378	2,950
Total net revenue	$6,370	$5,846	$5,071

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

	Years Ended December 31,
(in millions)	2022	2021	2020
Income from operations
Products and Solutions	$527	$541	$407
ADI Global Distribution	313	268	194
Corporate	(229)	(250)	(290)
Total income from operations	$611	$559	$311

	Years Ended December 31,
(in millions)	2022	2021	2020
Depreciation and amortization
Products and Solutions	$69	$65	$63
ADI Global Distribution	14	11	12
Corporate	11	12	11
Total depreciation and amortization	$94	$88	$86

	Years Ended December 31,
(in millions)	2022	2021	2020
Capital expenditures
Products and Solutions	$55	$37	$41
ADI Global Distribution	29	24	15
Corporate	1	2	14
Total capital expenditures	$85	$63	$70

The Company’s chief operating decision maker does not use segment assets information to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.
Note 5. Revenue Recognition
Disaggregated Revenue
We have two operating segments, Products and Solutions and ADI Global Distribution. Disaggregated revenue information for Products and Solutions is presented by product grouping while ADI Global Distribution is presented by region. Beginning January 1, 2022, the Products and Solutions operating segment further disaggregated the Comfort product grouping into Air and Water and Residential Thermal Solutions is now referenced as Energy. As of April 1, 2022, the First Alert business is included in the Security and Safety grouping.
A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For product sales, typically each product sold to a customer represents a distinct performance obligation. We recognize the majority of our revenue from performance obligations outlined in contracts with our customers that are satisfied at a point in time. Approximately 2% of our revenue is satisfied over time. As of December 31, 2022 and 2021, contract assets and liabilities were not material.
The timing of satisfaction of performance obligations does not significantly vary from the typical timing of payment. For some contracts, we may be entitled to receive an advance payment.
We have applied the practical expedient to not disclose the value of remaining performance obligations for (i) contracts with an original expected term of one year or less or (ii) contracts for which it recognizes revenue in proportion to the amount it has the right to invoice for services performed.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

Revenue presented by business line and geographic location, as we believe this presentation best depicts how the nature, amount, timing and uncertainty of net revenue and cash flows are affected by economic factors, are as follows:

	Years Ended December 31,
(in millions)	2022	2021	2020
Products and Solutions
Air	$953	$858	$761
Safety and Security	913	667	561
Energy	595	594	505
Water	322	349	294
Total Products and Solutions	2,783	2,468	2,121

ADI Global Distribution
U.S. and Canada	3,087	2,814	2,427
EMEA (1)	474	523	480
APAC (2)	26	41	43
Total ADI Global Distribution	3,587	3,378	2,950

Total net revenue	$6,370	$5,846	$5,071
(1)EMEA represents Europe, the Middle East and Africa.
(2)APAC represents Asia and Pacific countries.

Note 6. Restructuring Expenses

2022 Restructuring Programs

During 2022, we executed certain restructuring programs to lower costs, increase margins and position us for growth (“2022 Plan”). For the year ended December 31, 2022, the Company recognized restructuring and impairment expenses of $35 million ($29 million in the Product and Solutions segment, $2 million in the ADI Global Distribution segment and $4 million in the Corporate segment), related to employee termination cost and the impairment of certain long-lived assets, classified in the caption restructuring and impairment expenses, net on the Consolidated Statements of Operations. We expect to fully execute our restructuring initiatives and programs over the next 12-24 months, and we may incur future additional restructuring expenses associated with these plans. We are unable at this time to make a good faith determination of cost estimates, or ranges of cost estimates, associated with future phases of the plans or the total costs we may incur in connection with these plans.

Restructuring Programs Initiated Prior to 2022

During 2021, there were no new restructuring programs. During 2019, certain restructuring actions were implemented with the goal of right-sizing the business. Restructuring expenses for the year ended December 31, 2020 were $19 million in the Product and Solutions segment, $6 million in the ADI Global Distribution segment $15 million in the Corporate segment. Restructuring expenses for all periods are primarily related to severance.

The following table summarizes the status of our restructuring expenses included within accrued liabilities on the Consolidated Balance Sheets.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

	December 31,
(in millions)	2022	2021	2020
Beginning of year	$9	$24	$19
Charges	26	—	40
Usage	(5)	(11)	(35)
Other	(3)	(4)	—
End of year	$27	$9	$24

Note 7. Pension Plans

We sponsor multiple funded and unfunded U.S. and non-U.S. defined benefit pension plans. Pension benefits for many of our U.S. employees are provided through non-contributory, qualified and non-qualified defined benefit plans. We also sponsor defined benefit pension plans which cover non-U.S. employees, in certain jurisdictions, principally Germany, Austria , Belgium, France, India, Switzerland, and the Netherlands.

The following tables summarize the balance sheet impact, including the benefit obligations, assets and funded status associated with the pension plans:

	U.S. Plans			Non-U.S. Plans
(in millions)	2022	2021	2020	2022	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$348	$374	$344	$141	$161	$137
Service cost	7	7	7	5	7	7
Interest cost	11	10	11	2	1	1
Actuarial (gains) losses	(66)	(20)	38	(45)	(18)	6
Net benefits paid	(18)	(5)	(4)	—	—	—
Settlements	(1)	(18)	(22)	—	(1)	(6)
Other	—	—	—	1	1	2
Foreign currency translation	—	—	—	(8)	(10)	14
Benefit obligation at end of year	281	348	374	96	141	161

Change in plan assets:
Fair value of plan assets at beginning of year	342	340	331	32	28	27
Actual return on plan assets	(62)	25	35	(6)	2	—
Employer contributions	1	—	1	3	3	2
Net benefits paid	(18)	(5)	(4)	—	1	—
Settlements	(1)	(18)	(22)	—	(1)	(6)
Other	—	—	(1)	(1)	—	3
Foreign currency translation	—	—	—	(1)	(1)	2
Fair value of plan assets at end of year	262	342	340	27	32	28
Funded status of plans (non-current)	$(19)	$(6)	$(34)	$(69)	$(109)	$(133)

The amount recognized in accrued liabilities on the Consolidated Balance Sheets were $2 million and $1 million at December 31, 2022 and 2021, respectively. The amounts recognized in other liabilities on the Consolidated Balance Sheets were $86 million and $114 million at December 31, 2022 and 2021, respectively.

The benefit obligation generated a global net actuarial gain of $111 million for the year ended December 31, 2022. A global increase in discount rates over the course of the year was the main driver, generating a total gain of $140 million across all plans. These gains were partially offset by experience losses amounting to $11 million globally, demographic assumptions losses of $7 million (driven primarily by the U.S. Plans), and losses from other changes in other assumptions of $10 million.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

Actual return on plan assets for the year ended December 31, 2022 was lower than expected driven by the global drop in equities resulting in an asset loss of $85 million. The loss was primarily related to the U.S., Switzerland, and the Netherlands, which experienced losses of $78 million, $3 million and $3 million, respectively.

Amounts recognized in accumulated other comprehensive loss associated with pension plans at December 31, 2022 and 2021 are as follows:

	U.S. Plans		Non-U.S. Plans
(in millions)	2022	2021	2022	2021
Prior service (credit) cost	$—	$(2)	$2	$—
Net actuarial loss (gain)	13	2	(8)	(2)
Net amount recognized	$13	$—	$(6)	$(2)

The estimated actuarial losses and prior service costs that will be amortized from accumulated other comprehensive loss into net periodic pension cost over the next fiscal year are immaterial.

The components of net periodic benefit (income) cost for the years ended December 31, 2022, 2021 and 2020 are as follows:

	U.S. Plans			Non-U.S. Plans
(in millions)	2022	2021	2020	2022	2021	2020
Net periodic benefit (income) cost
Service cost	$7	$7	$7	$5	$7	$7
Interest cost	11	10	11	2	1	1
Expected return on plan assets	(17)	(16)	(17)	(1)	(1)	(1)
Amortization of prior service credit	(1)	(1)	(1)	—	—	—
Amortization of actuarial (gains) losses	—	—	—	(33)	(3)	6
Other	—	—	3	—	—	—
Net periodic benefit (income) cost	$—	$—	$3	$(27)	$4	$13

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

The components of net periodic benefit cost other than the service cost are included in other expense, net in the Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020 are as follows:

	U.S. Plans			Non-U.S. Plans
(in millions)	2022	2021	2020	2022	2021	2020
Other changes in plan assets and benefits obligations recognized in other comprehensive loss (income)
Actuarial (gains) losses	$(66)	$(20)	$38	$(45)	$(18)	$6
Prior service costs arising during the year	—	—	—	2	—	—
Excess return on plan assets(1)	79	(9)	(17)	6	—	—
Actuarial (gains) losses recognized during the year	—	—	(2)	33	3	(6)
Other	—	1	—	—	(1)	1
Total recognized in other comprehensive loss (income)	13	(28)	19	(4)	(16)	1
Total recognized in net periodic benefit (income) cost and other comprehensive loss (income)	$13	$(28)	$22	$(31)	$(12)	$14
(1)Represents actual return on plan assets in excess of the expected return.

Significant actuarial assumptions used in determining the benefit obligations and net periodic benefit (income) cost for benefit plans are presented in the following table as weighted averages.

	U.S. Plans			Non-U.S. Plans
	2022	2021	2020	2022	2021	2020
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	3.1%	3.0%	2.7%	1.2%	1.2%	0.7%
Interest crediting rate	6.0%	6.0%	6.0%	1.5%	1.5%	1.5%
Expected annual rate of compensation increase	3.2%	3.2%	3.5%	2.4%	2.4%	2.4%

Actuarial assumptions used to determine net periodic benefit (income) cost for the year ended December 31:
Discount rate - benefit obligation	5.2%	2.7%	3.3%	3.4%	0.7%	1.1%
Interest crediting rate	6.0%	6.0%	6.0%	2.5%	1.5%	1.5%
Expected rate of return on plan assets	5.3%	4.7%	5.4%	1.3%	2.3%	2.7%
Expected annual rate of compensation increase	3.5%	3.5%	3.4%	2.6%	2.4%	2.4%

The discount rate for the U.S. pension plans reflects the current rate at which the associated liabilities could be settled at the measurement date of December 31. To determine discount rates for the U.S. pension plans, we use a modeling process that involves matching the expected cash outflows of its benefit plans to a yield curve constructed from a portfolio of high-quality, fixed income debt instruments. We use the single weighted-average yield of this hypothetical portfolio as a discount rate benchmark.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

The expected rate of return on U.S. plan assets of 5.3% is a long-term rate based on historical plan asset returns over varying long-term periods combined with current market conditions and broad asset mix considerations. We review the expected rate of return on an annual basis and revises it as appropriate. For non-U.S. benefit plans, actuarial assumptions reflect economic and market factors relevant to each country.

The following amounts relate to pension plans with accumulated benefit obligations exceeding the fair value of plan assets at December 31, 2022 and 2021.

	U.S. Plans		Non-U.S. Plans
(in millions)	2022	2021	2022	2021
Projected benefit obligation	$281	$3	$96	$139
Accumulated benefit obligation	$278	$2	$86	$124
Fair value of plan assets	$262	$—	$27	$31

The following amounts relate to pension plans with projected benefit obligations exceeding the fair value of the plan assets at December 31, 2022 and 2021.

	U.S. Plans		Non-U.S. Plans
(in millions)	2022	2021	2022	2021
Projected benefit obligation	$281	$348	$96	$141
Accumulated benefit obligation	$278	$337	$87	$125
Fair value of plan assets	$262	$342	$27	$32

We utilized a third-party investment management firm to serve as our Outsourced Chief Investment Officer; however, we have appointed an internal fiduciary committee that monitors adherence to the investment guidelines the firm will follow. We employ an investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities and plan funded status. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value and small and large capitalizations. Other assets such as real estate and hedge funds may be used to improve portfolio diversification. The non-U.S. investment policies are different for each country as local regulations, funding requirements, and financial and tax considerations are part of the funding and investment allocation process in each country.

A majority of the U.S. pension plan assets as of December 31, 2022 do not have published pricing and are valued using Net Asset Value (“NAV”), which approximates fair value. NAV and fair value by asset category are as follows for December 31, 2022 and 2021:

	U.S. Plans
	2022	2021
(in millions)	NAV	NAV
Cash and cash equivalents	$6	$4
Equity	45	95
Investment funds	—	16
Government bonds	21	39
Corporate bonds	132	153
Real estate / property	29	35
Other	29	—
Total assets at fair value	$262	$342

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

The fair values of the non-U.S. pension plan assets as by asset category are as follows for December 31, 2022 and 2021:

	Non-U.S. Plans
	2022				2021
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Equity	$1	$1	$—	$—	$1	$1	$—	$—
Government bonds	1	—	1	—	1	—	1	—
Insurance contracts	6	—	—	6	10	—	—	10
Other	19	—	—	19	20	—	—	20
Total assets at fair value	$27	$1	$1	$25	$32	$1	$1	$30

Refer to Note 13. - Fair Value to Consolidated Financial Statements.

The following table summarizes changes in the fair value of Level 3 assets for Non-U.S. plans:

(in millions)	Non-U.S. Plans
Balance at December 31, 2019	$24
Return on plan assets	—
Purchases, sales and settlements, net	(1)
Other	3
Balance at December 31, 2020	26
Return on plan assets	1
Purchases, sales and settlements, net	4
Other	(1)
Balance at December 31, 2021	30
Return on plan assets	(3)
Other	(2)
Balance at December 31, 2022	$25

Government bonds and Corporate bonds held as of December 31, 2022 and 2021 are valued either by using pricing models, bids provided by brokers or dealers, quoted prices of securities with similar characteristics or discounted cash flows and as such include adjustments for certain risks that may not be observable such as credit and liquidity risks. Other investments as of December 31, 2022 and 2021 and insurance contracts are classified as Level 3 as there are neither quoted prices nor other observable inputs for pricing. Insurance contracts are issued by insurance companies and are valued at cash surrender value, which approximates the contract fair value. Other investments consist of a collective pension foundation that is valued and allocated by the plan administrator.

We utilize the services of retirement and investment consultants to actively manage the assets of our pension plans. We have established asset allocation targets and investment guidelines based on the guidance of the consultants. Our target allocations are 64% fixed income investments, 22% global equity investments, 7% global real estate investments and 7% cash and other investments.

Our general funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. In 2022, we were not required to make contributions to the U.S. pension plans, however we made approximately $1 million in contributions. There is not a requirement to make any contributions to the U.S. pension plans in 2023. In 2022, contributions of $3 million were made to the non-U.S. pension plans to satisfy regulatory funding requirements. In 2023, we expect to make contributions of cash and/or marketable securities of approximately $3 million to the non-U.S. pension plans to satisfy regulatory funding standards. Contributions for both the U.S. and non-U.S. pension plans do not reflect benefits paid directly from our assets.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

Benefit payments, including amounts to be paid from our assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

(in millions)	U.S. Plans	Non-U.S. Plans
2023	$22	$3
2024	$22	$3
2025	$22	$3
2026	$22	$3
2027	$22	$3
2028-2032	$105	$26

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

Note 8. Stock-Based Compensation Plans

The Stock Incentive Plan, which consists of the Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates and the 2018 Stock Incentive Plan for Non-Employee Directors of Resideo Technologies, Inc., provides for the grant of stock options, stock appreciation rights, restricted stock units, restricted stock and other stock-based awards. The maximum aggregate number of shares of our common stock that may be granted under the Stock Incentive Plan is 16 million with 4 million shares of our common stock available to be granted at December 31, 2022.
Summary of Stock-Based Compensation Expense

Our stock-based compensation expense, net of tax was $48 million, $36 million and $30 million for the years ended December 31, 2022, 2021 and 2020.

Restricted Stock Unit Activity

Restricted stock units (“RSUs”) are issued to certain key employees and to non-employee directors. These awards entitle the holder to receive one share of our common stock for each unit upon vesting. RSUs typically become fully vested over a three-year period following the grant date.

Performance stock units (“PSUs”) are issued to certain key employees. These awards entitle the holder to receive a specified number of our common stock, dependent on our financial metrics or market conditions, for each unit when the units vest. PSUs typically become vested at the end of a three-year period and are payable in our common stock upon vesting. For the years ended December 31, 2022, 2021 and 2020, PSUs were issued with the shares awarded per unit being based on the difference in performance between the total stockholders’ return of our common stock against that of the S&P 400 Industrials Index.

The fair values estimated from the Monte Carlo simulation for PSUs issued during the years ended December 31, 2022, 2021 and 2020 were calculated using the following assumptions:

	Years Ended December 31,
	2022	2021	2020
Expected volatility	59.01%	47.43%	33.70%
Risk-free interest rate %	1.58%	0.20%	0.80%
Expected term (in years)	2.89	2.86	2.79
Dividend yield (1)	—%	—%	—%
(1) We have never declared or paid any cash dividends on our common stock and we currently do not intend to pay cash dividends.

The following table summarizes activity related to the Stock Incentive Plan for employees and non-employee directors during the years ended December 31, 2022, 2021 and 2020:

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

	PSUs		RSUs
(in whole dollars)	Number of Performance Stock Units	Weighted Average Grant Date Fair Value Per Share	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested as of January 1, 2020	276,281	$24.33	3,518,250	$23.05
Granted	795,099	6.33	2,262,676	10.55
Vested	—	—	(921,060)	21.07
Forfeited	(158,580)	16.06	(572,902)	19.27
Non-vested as of December 31, 2020	912,800	$10.09	4,286,964	$17.38
Granted	500,227	42.98	1,142,310	27.39
Vested	—	—	(1,714,810)	19.27
Forfeited	(95,467)	17.20	(237,331)	20.44
Non-vested as of December 31, 2021	1,317,560	$22.06	3,477,133	$19.52
Granted	672,453	36.11	1,799,632	22.69
Vested	(155,803)	24.20	(1,664,167)	20.46
Forfeited	(111,830)	23.91	(201,636)	21.89
Non-vested as of December 31, 2022	1,722,380	$27.23	3,410,962	$20.57

As of December 31, 2022, unrecognized compensation cost related to unvested awards granted to employees and non-employee directors under the Stock Incentive Plan is as follows:

(in millions)	Unrecognized Compensation Cost	Weighted-Average Period
RSUs	$23	1 year, 5 months
PSUs	18	1 year, 9 months
Total unrecognized compensation cost	$41
The fair value of shares vested follows:

	Years Ended December 31,
(in millions)	2022	2021	2020
RSUs	$36	$48	$9
PSUs(1)	4	NA	NA
Total	$40	$48	$9
(1) NA = Not applicable; there were no PSUs that vested during the years ended December 31, 2021 and 2020.

Stock Option Activity

Stock option awards entitle the holder to purchase shares of our common stock at a specific price when the options vest. Stock options typically vest over 3 years from the date of grant and expire 7 years from the grant date.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

There were no stock options granted to employees during the year ended December 31, 2022. The fair value of stock options was calculated using the following assumptions in the Black-Scholes model:

	Years Ended December 31,
	2021	2020
Expected stock price volatility	34%	31% - 37%
Expected term of options	5 years	4.5 years
Expected dividend yield (1)	—%	—%
Risk-free interest rate	0.77%	0.25% - 1.41%
(1) We have never declared or paid any cash dividends on our common stock and we currently do not intend to pay cash dividends.

The aggregate intrinsic value disclosed below represents the total intrinsic value (the difference between the fair market value of our common stock as of December 31, 2022 and the exercise price, multiplied by the number of in-the-money service-based common stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2022. This amount is subject to change based on changes to the fair market value of our common stock.

The following table summarizes stock option activity related to the Stock Incentive Plan:

	Stock Options
(in whole dollars)	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Stock Options outstanding as of January 1, 2020	990,254	$24.36	6.0 years	$—
Granted	1,083,665	9.17
Forfeited	(348,696)	18.39
Exercised	—	—
Stock Options outstanding as of December 31, 2020	1,725,223	$15.98	4.9 years	$12
Granted	150,000	25.48
Forfeited	(152,831)	16.47
Exercised	(376,424)	21.62		3
Stock Options outstanding as of December 31, 2021	1,345,968	$15.41	4.9 years	$14
Granted	—	—
Forfeited	(7,267)	24.39
Exercised	(21,052)	22.36		—
Stock Options outstanding as of December 31, 2022	1,317,649	$15.25	4.0 years	$6

Vested and expected to vest at December 31, 2022	1,258,797	$15.08	3.9 years	$6

Exercisable at December 31, 2022	750,887	$17.26	3.4 years	$2

For the year ended December 31, 2022, there was approximately $1 million of total unrecognized compensation cost related to non-vested stock options granted under the Stock Incentive Plan, which is expected to be recognized over a weighted-average period of 1.5 years. Cash received from stock options exercised during the year ended December 31, 2022 was not material. Cash received from stock options exercised during the year ended December 31, 2021, was $9 million. During the year ended December 31, 2020, there were no options exercised.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

Note 9. Goodwill and Intangible Assets, net

Our goodwill balance and changes in carrying value by segment follows:

(in millions)	Products and Solutions	ADI Global Distribution	Total
Balance at December 31, 2020	$2,037	$654	$2,691
Acquisitions	—	5	5
Divestiture	(2)	—	(2)
Impact of foreign currency translation	(25)	(8)	(33)
Balance at December 31, 2021	2,010	651	2,661
Acquisitions	94	15	109
Divestitures	—	(4)	(4)
Impact of foreign currency translation	(32)	(10)	(42)
Balance at December 31, 2022	$2,072	$652	$2,724

The following table is a summary of the net carrying amount of intangible assets as of December 31:

	December 31,
(in millions)	2022	2021
Intangible assets subject to amortization	$295	$120
Indefinite-lived intangible assets	180	—
Total intangible assets	$475	$120

Intangible assets subject to amortization for the years ended December 31, consisted of the following:

	December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives	Weighted Average Amortization
Patents and technology	$65	$(28)	$37	3 - 10 years	10 years
Customer relationships	313	(117)	196	7 - 15 years	14 years
Trademarks	14	(8)	6	10 years	10 years
Software	175	(119)	56	2 - 7 years	6 years
Total intangible assets	$567	$(272)	$295

	December 31, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives	Weighted Average Amortization
Patents and technology	$31	$(23)	$8	3 - 10 years	9 years
Customer relationships	162	(106)	56	7 - 15 years	14 years
Trademarks	14	(8)	6	10 years	10 years
Software	162	(112)	50	2 - 7 years	6 years
Total intangible assets	$369	$(249)	$120

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

Intangible assets are amortized on a straight-line basis or a basis consistent with the expected future cash flows over their expected useful lives. Intangible assets amortization expense was $35 million, $30 million and $30 million during the years ended December 31, 2022, 2021 and 2020, respectively.

The estimated aggregate amortization on these intangible assets for each of the next five years as of December 31, 2022, follows:

(in millions)	Amortization Expense
2023	$39
2024	$37
2025	$36
2026	$31
2027	$25

Note 10. Leases

We are party to operating leases for the majority of our manufacturing sites, offices, engineering and lab sites, stocking locations, warehouses, automobiles, and certain equipment. Certain real estate leases include variable rental payments, which adjust periodically based on inflation. Other variable amounts paid under operating leases, such as taxes and common area maintenance, are charged to selling, general and administrative expenses as incurred. Generally, lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Payments arising from operating lease activity, as well as variable and short-term lease payments not included within the operating lease liability, are included as operating activities of our Consolidated Statements of Cash Flows. Operating lease payments representing costs to ready an asset for its intended use (i.e. leasehold improvements) are represented within investing activities within our Consolidated Statements of Cash Flows.

The operating lease expense follows:

	Years Ended December 31,
(in millions)	2022	2021	2020
Operating lease cost:
Selling, general and administrative expenses	$50	$46	$44
Cost of goods sold	19	17	17
Total operating lease costs	$69	$63	$61

Total operating lease costs include variable lease costs of $19 million, $17 million and $16 million for the years ended December 31, 2022, 2021, and 2020, respectively.

The following table summarizes the carrying amounts of our operating leased assets and liabilities along with key inputs used to discount our lease liabilities:

		December 31,
(in millions, except weighted-average data)	Financial Statement Line Item	2022	2021
Operating lease assets	Other assets	$191	$141
Operating lease liabilities - current	Accrued liabilities	$37	$32
Operating lease liabilities - non-current	Other liabilities	$166	$120
Weighted-average remaining term		6.81 years	6.04 years
Weighted-average incremental borrowing rate		5.78%	5.42%

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

The following table summarizes our future minimum lease payments under our non-cancelable leases as of December 31, 2022:

(in millions)	Commitments
2023	$47
2024	40
2025	35
2026	32
2027	27
Thereafter	70
Total lease payments	251
Less: Imputed interest	48
Present value of operating lease liabilities	$203

Supplemental cash flow information related to operating leases follows:

	Years Ended December 31,
(in millions)	2022	2021	2020
Cash paid for operating leases	$33	$33	$30
Non-cash activities: operating lease assets obtained in exchange for new operating lease liabilities (1)	$97	$46	$26
(1) Includes $25 million of operating lease assets acquired from current year acquisitions. Refer to Note 3. Acquisitions to Consolidated Financial Statements.

As of December 31, 2022, we have additional operating leases that have not yet commenced. Obligations under these leases are not material. Additionally, as a lessor, we lease all or a portion of certain owned properties. Rental income for the years ended December 31, 2022, 2021 and 2020 was not material.
Note 11. Long-Term Debt

Long-term debt is comprised of the following:

	December 31,
(in millions)	2022	2021
4.000% senior notes due 2029	$300	$300
Variable rate A&R Term B Facility	1,131	943
Gross debt	1,431	1,243
Less: current portion of long-term debt	(12)	(10)
Less: unamortized deferred financing costs	(15)	(13)
Total long-term debt	$1,404	$1,220

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

Aggregate required principal payments on long-term debt outstanding at December 31, 2022, follows:

(in millions)	Payments
2023	$12
2024	12
2025	12
2026	11
2027	11
Thereafter	1,373
Total	$1,431

A&R Senior Credit Facilities

On February 12, 2021, we entered into an A&R Credit Agreement with JP Morgan Chase Bank N.A. as administrative agent. This agreement effectively replaced our previous senior secured credit facilities.

The A&R Credit Agreement provides for an (i) initial seven-year senior secured Term B loan facility in an aggregate principal amount of $950 million, which was further amended on March 28, 2022 to include an additional aggregate principal amount of $200 million in term loans (the “A&R Term B Facility”), (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of $500 million (the “A&R Revolving Credit Facility” and, together with the A&R Term B Facility, the “A&R Senior Credit Facilities”).

We are obligated to make quarterly principal payments throughout the term of the A&R Term B Facility according to the amortization provisions in the A&R Credit Agreement.

In addition to paying interest on outstanding borrowings under the A&R Revolving Credit Facility, we are required to pay a quarterly commitment fee based on the unused portion of the A&R Revolving Credit Facility. Borrowings under the A&R Credit Agreement can be prepaid at our option without premium or penalty. Up to $75 million may be utilized under the A&R Revolving Credit Facility for the issuance of letters of credit to us or any our subsidiaries.

The A&R Senior Credit Facilities are subject to an interest rate and interest period which we will elect. If we choose to make a base rate borrowing on an overnight basis, the interest rate will be based on the highest of (1) the rate of interest last quoted by The Wall Street Journal as the “prime rate” in the U.S., (2) the greater of the federal funds effective rate and the overnight bank funding rate, plus 0.5% and (3) the one month adjusted LIBOR rate, plus 1.00% per annum. For the A&R Term Loan B Facility, the applicable LIBOR rate will not be less than 0.50% per annum. The applicable margin for the A&R Term B Facility is 2.25% per annum (for LIBOR loans) and 1.25% per annum (for base rate loans). The applicable margin for the A&R Revolving Credit Facility varies from 2.25% per annum to 1.75% per annum (for LIBOR loans) and 1.25% to 0.75% per annum (for base rate loans) based on the our leverage ratio.

The A&R Credit Agreement contains certain financial maintenance covenants and affirmative and negative covenants customary for financings of this type. All obligations under the A&R Senior Credit Facilities are unconditionally guaranteed jointly and severally by us and substantially all of the direct and indirect wholly owned subsidiaries of ours that are organized under the laws of the U.S. (collectively, the “Guarantors”). The A&R Senior Credit Facilities are secured on a first priority basis by the equity interests of each direct subsidiary of ours, as well as the tangible and intangible personal property and material real property of ours and each of the Guarantors.

At December 31, 2022 and 2021, the weighted average interest rate for the A&R Term B Facility was 6.78% and 2.75%, respectively and there were no borrowings and no letters of credit issued under the A&R Revolving Credit Facility. As of December 31, 2022, we were in compliance with all covenants related to the A&R Credit Agreement and Senior Notes due 2029.

We entered into certain interest rate swaps agreements in 2021 to effectively convert a portion of our variable interest rate debt to fixed rate debt. Refer to Note 12. Derivative Financial Instruments to Consolidated Financial Statements.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

Senior Notes due 2029

On August 26, 2021, we issued $300 million in principal amount of 4.000% Senior Notes due 2029. The Senior Notes due 2029 are senior unsecured obligations of Resideo guaranteed by Resideo’s existing and future domestic subsidiaries and rank equally with all of Resideo’s senior unsecured debt and senior to all of Resideo’s subordinated debt.

We may, at our option, redeem the Senior Notes due 2029 in whole (at any time) or in part (from time to time), at varying prices based on the timing of the redemption.

The Senior Notes due 2029 limit us and our restricted subsidiaries’ ability to, among other things, incur additional secured indebtedness and issue preferred stocks; enter into certain sale and leaseback transactions; incur liens; and consolidate, merge or sell all or substantially all of their assets. These covenants are subject to a number of limitations and exceptions. Additionally, upon certain events constituting a change of control together with a ratings downgrade, the holders of the Senior Notes due 2029 have the right to require us to offer to repurchase the Senior Notes due 2029 at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, to (but not including) the date of purchase.

Senior Notes Redemptions

As a result of the redemption of the 6.125% senior unsecured notes (the “Senior Notes due 2026”) and the execution of the A&R Credit Agreement, debt extinguishment costs of $41 million were incurred and recorded in other expense, net for the year ended December 31, 2021.
Note 12. Derivative Financial Instruments

We have eight interest rate swap agreements entered into in March 2021 with several financial institutions for a combined notional value of $560 million. Under the Swap Agreements, we convert a portion of our variable interest rate obligations based on three-month LIBOR with a minimum rate of 0.50% per annum to a base fixed weighted average rate of 0.9289% over the remaining terms, ranging from 1.5 years to 3 years. The Swap Agreements were entered into to reduce the consolidated interest rate risk associated with variable rate, long-term debt. We designated the Swap Agreements as cash flow hedges of the variability in expected cash outflows for interest payments.

The Swap Agreements are adjusted to fair value on a quarterly basis. The fair value of the swap is presented within the Consolidated Balance Sheets, and we recognize any changes in the fair value as an adjustment of accumulated other comprehensive loss within equity to the extent the swap is effective. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive loss related to the interest rate swap agreements are reclassified into income resulting in a net interest expense on the hedged amount of the underlying debt obligation equal to the effective yield of the fixed rate of the swap.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the fair value and presentation of derivative instruments in the Consolidated Balance Sheets as well as the pre-tax gain (loss) recorded in accumulated other comprehensive loss:

	Fair Value of Derivative Assets
		December 31,
(in millions)	Financial Statement Line Item	2022	2021
Derivatives designated as hedging instruments:
Interest rate swaps	Other current assets	$23	$—
Interest rate swaps	Other assets	22	7
Total derivative assets		$45	$7

	Fair Value of Derivative Liabilities
		December 31,
(in millions)	Financial Statement Line Item	2022	2021
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued liabilities	$—	$1
Total derivative liabilities		$—	$1

Unrealized gain (loss)	Accumulated other comprehensive loss	$42	$6
Unrealized gains expected to be reclassified from accumulated other comprehensive loss in the next 12 months are estimated to be $23 million as of December 31, 2022.

The following tables summarize the effect of derivative instruments designated as cash flow hedges in other comprehensive loss and the Consolidated Statements of Operations:

		Years Ended December 31,
(in millions)	Financial Statement Line Item	2022	2021
Gains recorded in accumulated other comprehensive loss, beginning of period:		$6	$—
Current period gains recognized in other comprehensive income		42	6
Gains reclassified from accumulated other comprehensive loss to net income	Interest expense, net	(6)	—
Gains recorded in accumulated other comprehensive loss, end of period		$42	$6

Note 13. Fair Value
The estimated fair value of our financial instruments held, and when applicable, issued to finance our operations, is summarized below. Certain estimates and judgments were required to develop the fair value amounts. The fair value amounts shown below are not necessarily indicative of the amounts that we would realize upon disposition nor do they indicate our intent or ability to dispose of the financial instrument. Assets and liabilities that are carried at fair value are required to be classified and disclosed in one of the following three categories:

Level 1—quoted market prices in active markets for identical assets and liabilities
Level 2—observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3—unobservable inputs that are not corroborated by market data

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. There were no changes in the methodologies used in our valuation practices as of December 31, 2022 and 2021.

The fair values of long-term debt instruments were determined using quoted market prices in inactive markets or discounted cash flows based upon current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy.

The following table provides a summary of the carrying amount and fair value of outstanding debt:

	December 31, 2022		December 31, 2021
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt:
4.000% Senior Notes due 2029	$300	$242	$300	$294
Variable rate A&R Term B Facility	1,131	1,125	943	943
Total long-term debt	$1,431	$1,367	$1,243	$1,237

As of December 31, 2022 and 2021, there were no borrowings and no letters of credit issued under the A&R Revolving Credit Facility. Refer to Note 11. Long-Term Debt to Consolidated Financial Statements.

Credit and Market Risk—Credit risk represents the loss that would be recognized at the reporting date if counterparties failed to perform as contracted. Market risk represents our exposure to changes associated with our international operations as we generate revenue and incur expenses in various currencies. We continually monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. The terms and conditions of credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer. Management does not believe we are exposed to any significant concentrations of credit risk that arise from cash and cash equivalent investments, derivatives or accounts receivable.

Foreign Currency Risk Management—We conduct business on a multinational basis in a wide variety of foreign currencies. We are exposed to market risks from changes in currency exchange rates. These exposures may impact future earnings and/or operating cash flows. The exposure to market risk for changes in foreign currency exchange rates arises from transactions arising from international trade, foreign currency denominated monetary assets and liabilities, and international financing activities between subsidiaries. We rely on natural offsets to address the exposures. As of December 31, 2022 and 2021, we had no forward or option hedging contracts.

Interest Rate Risk—We have exposure to movements in interest rates associated with cash and borrowings. We may enter into various interest rate protection agreements in order to limit the impact of movements in interest rates.

The following table provides a summary of the carrying amount and fair value of our interest rate swaps:

	December 31, 2022			December 31, 2021
(in millions)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Carrying Value	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Interest rate swaps	$45	$—	$45	$7	$—	$7
Liabilities:
Interest rate swaps	—	—	—	1	—	1
Total	$45	$—	$45	$6	$—	$6

There are no Level 1 or Level 3 assets or liabilities for the periods presented. The fair values of derivative financial instruments have been determined based on market value equivalents at the balance sheet date, taking into account the

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

current interest rate environment and therefore were classified as Level 2 measurements in the fair value hierarchy. Refer to Note 12. Derivative Financial Instruments to Consolidated Financial Statements.

The fair value calculated during the annual goodwill and indefinite-lived intangible asset impairment test uses the market approach in combination with the income approach for the reporting units and the relief from royalty method for the indefinite-lived intangible assets, respectively. The fair value is a Level 3 valuation based on certain unobservable inputs including estimated future cash flows and discount rates aligned with market-based assumptions, that would be utilized by market participants in valuing these assets or prices of similar assets. In addition, for long-lived assets, we performed an impairment test for certain location level assets. We utilize primarily the replacement cost method (a Level 3 valuation method) for the fair value of property, plant and equipment, and the income method to estimate the fair value of right-of-use assets, which incorporates Level 3 inputs such as internal business plans, real estate market capitalization and rental rates, and discount rates. Refer to Note 2. Summary of Significant Accounting Policies and Note 10. Leases to Consolidated Financial Statements.

The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued and other liabilities approximate fair value because of the short-term maturity of these amounts.

Note 14. Accrued Liabilities

Other current accrued liabilities consist of the following:

	December 31,
(in millions)	2022	2021
Obligations payable under Indemnification Agreements	$140	$140
Compensation, benefit and other employee-related	108	114
Customer rebate reserve	98	94
Product warranties	40	22
Current operating lease liability	37	32
Taxes payable	38	54
Other(1)	179	145
Total accrued liabilities	$640	$601
(1) Other includes accruals for advertising, legal and professional reserves, freight, royalties, interest, and other miscellaneous items.
The Indemnification Agreements are further described in Note 15. Commitments and Contingencies.

Note 15. Commitments and Contingencies

Environmental Matters

We are subject to various federal, state, local, and foreign government requirements relating to the protection of the environment and accrue costs related to environmental matters when it is probable that we have incurred a liability related to a contaminated site and the amount can be reasonably estimated. We believe that, as a general matter, our policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and personal injury and that our handling, manufacture, use and disposal of hazardous substances are in accordance with environmental and safety laws and regulations. We have incurred remedial response and voluntary cleanup costs for site contamination and are a party to claims associated with environmental and safety matters, including products containing hazardous substances. Additional claims and costs involving environmental matters are likely to continue to arise in the future.

Environment-related expenses for sites owned and operated by us are presented within cost of goods sold for operating sites. For the years ended December 31, 2022, 2021, and 2020, environmental expenses related to these operating sites were not material. Liabilities for environmental costs were $22 million for the years ended December 31, 2022 and 2021.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

Obligations Payable Under Indemnification Agreements

The Reimbursement Agreement and the Tax Matters Agreement (collectively, the “Indemnification Agreements”) are further described below.

Reimbursement Agreement

In connection with the Spin-Off, we entered into the Reimbursement Agreement pursuant to which we have an obligation to make cash payments to Honeywell in amounts equal to 90% of payments for certain Honeywell environmental-liability payments, which include amounts billed (payments), less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales (the recoveries). The amount payable by us in respect of such liabilities arising in respect of any given year is subject to a cap of $140 million.

Payments in respect of the liabilities arising in a given year will be made quarterly throughout such year on the basis of an estimate of the liabilities and recoveries provided by Honeywell. Following the end of any such year, Honeywell will provide us with a calculation of the amount of payments and the recoveries actually received.

Payment amounts under the Reimbursement Agreement will be deferred to the extent that a specified event of default has occurred and is continuing under certain indebtedness, including under the A&R Credit Agreement, or the payment thereof causes us not to be compliant with certain financial covenants in certain indebtedness, including the A&R Credit Agreement on a pro forma basis, including the maximum total leverage ratio (ratio of consolidated debt to consolidated EBITDA, which excludes any amounts owed to Honeywell under the Reimbursement Agreement), and the minimum interest coverage ratio.

The obligations under the Reimbursement Agreement will continue until the earlier of: (1) December 31, 2043; or (2) December 31 of the third consecutive year during which the annual reimbursement obligation (including in respect of deferred payment amounts) has been less than $25 million.

In 2021 and 2020, several amendments were executed with respect to the Reimbursement Agreement. These amendments included modifications of certain covenants in Exhibit G to conform to the amended covenants included in the Credit Agreement First Amendment, deferment of certain payments under the Reimbursement Agreement to later in the year, and amendment of Exhibit G to, among other things, permit a sale and leaseback transaction. An aggregate amount of up to $150 million would be permitted thereunder so long as the same conditions that are applicable under the Credit Agreement are satisfied. On February 12, 2021, the covenants in Exhibit G of the Reimbursement Agreement were amended and restated in their entirety to substantially conform to the affirmative and negative covenants contained in the A&R Credit Agreement.

Tax Matters Agreement

In connection with the Spin-Off, we entered into the Tax Matters Agreement with Honeywell, pursuant to which it is responsible and will indemnify Honeywell for certain taxes, including certain income taxes, sales taxes, VAT and payroll taxes, relating to the business for all periods, including periods prior to the consummation of the Spin-Off. In addition, the Tax Matters Agreement addresses the allocation of liability for taxes that are incurred as a result of restructuring activities undertaken to effectuate the Spin-Off.

We are required to indemnify Honeywell for any taxes resulting from the failure of the Spin-Off and related internal transactions to qualify for their intended tax treatment under U.S. federal, state and local income tax law, as well as foreign tax law, where such taxes result from our action or omission not permitted by the Separation and Distribution Agreement or the Tax Matters Agreement.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

The following table summarizes information concerning the Reimbursement and Tax Matter Agreements’ liabilities:

(in millions)	Reimbursement Agreement	Tax Matters Agreement	Total
Beginning balance, December 31, 2020	$591	$139	$730
Accruals for liabilities deemed probable and reasonably estimable(1)	146	11	157
Payments to Honeywell	(140)	(22)	(162)
Balance as of December 31, 2021	597	128	725
Accruals for liabilities deemed probable and reasonably estimable(1)	157	(2)	$155
Payments to Honeywell	(140)	(20)	$(160)
Balance as of December 31, 2022	$614	$106	$720
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

The liabilities related to the Reimbursement and Tax Matter Agreements are included in the following balance sheet accounts:

	Years Ended December 31,
(in millions)	2022	2021
Accrued liabilities	$140	$140
Obligations payable under Indemnification Agreements	580	585
Total indemnification liabilities	$720	$725

For the years ended December 31, 2022, 2021 and 2020, net expenses related to the Reimbursement Agreement were $157 million, $146 million and $146 million, respectively, and are recorded in other expense, net.

We do not currently possess sufficient information to reasonably estimate the amounts of indemnification liabilities to be recorded upon future completion of studies, litigation or settlements, and neither the timing nor the amount of the ultimate costs associated with such indemnification liability payments can be determined although they could be material to our consolidated results of operations and operating cash flows in the periods recognized or paid.

Independent of our payments under the Reimbursement Agreement, we will have ongoing liability for certain environmental claims, which are part of our ongoing business.

Trademark Agreement

We and Honeywell entered into a 40-year Trademark Agreement that authorizes our use of certain licensed trademarks in the operation of our business for the advertising, sale and distribution of certain licensed products. In exchange, we will pay a royalty fee of 1.5% on net revenue to Honeywell related to such licensed products which is recorded in selling, general and administrative expense on the Consolidated Statements of Operations. For the years ended December 31, 2022, 2021, and 2020, royalty fees were $23 million, $21 million, and $26 million, respectively.

Other Matters

We are subject to lawsuits, investigations, and disputes arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employee matters, intellectual property, and environmental, health, and safety matters. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of adverse judgments or outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. No such matters are material to our financial statements.

Certain current or former directors and officers were defendants in a consolidated derivative action In re Resideo Technologies, Inc. Derivative Litigation (the “Consolidated Federal Derivative Action”) and was stayed pending entry of final judgment in the Securities Litigation and the Delaware Chancery Derivative Action. An additional suit was filed in the Court of Chancery of the State of Delaware in 2021 and not consolidated with the Consolidated Federal Derivative Action. On November 17, 2022, the parties executed a Confidential Term Sheet summarizing the agreed terms of a global settlement to resolve all of the pending lawsuits and derivative claims. Under the terms of the settlement, we have agreed to implement or codify certain corporate governance reforms and reimburse the plaintiffs’ attorneys’ fees of up to $1.6 million. On February 3, 2023, the parties executed a definitive stipulation of settlement, which remains subject to, among other things, court approval. The settlement liability is included in the other accrued liabilities in the Consolidated Balance Sheets, the expected insurance recovery of approximately $0.6 million is included in Accounts receivable, net.

On September 16, 2022, Salvatore Badalamenti (“Plaintiff”) filed a putative class action lawsuit (the “Badalamenti Lawsuit”) in the U.S. District Court for the District of New Jersey against Honeywell International Inc. and the Company. Plaintiff alleges, among other things, that the Company violated certain consumer protection laws by falsely advertising the Company’s combination-listed single data-bus burglar and fire alarms system control units (the “Products”) as conforming to Underwriters Laboratories, Inc. (the “UL”) or the National Fire Protection Association (“NFPA”) standards and/or failing to disclose such nonconformance. Plaintiff further alleges that the Company’s Products are defective because they do not conform to the UL and NFPA industry standards. Plaintiff does not allege that he, or anyone else, has experienced any adverse event due to the alleged product defect or that the Products did not work. Plaintiff alleges causes of action for violation of the New Jersey Consumer Fraud Act, fraud, negligent misrepresentation, breach of express and implied warranties, violation of the Magnuson-Moss Warranty Act, unjust enrichment, and violation of the Truth-in-Consumer Contract, Warranty, and Notice Act.

Plaintiff seeks to represent a putative class of other persons in the U.S. who purchased the Products. Plaintiff, on behalf of himself and the putative class, seeks damages in an unknown amount, which he describes as the cost to repair and/or replace the Products and/or the diminution in value of the Products.

We believe we have strong defenses against the allegations and claims asserted in the Badalamenti Lawsuit and filed a motion to dismiss Plaintiff's complaint in December of 2022. We intend to defend the matter vigorously; however, there can be no assurance that we will be successful in such defense. In light of the early stage of the Badalamenti Lawsuit, we are unable to estimate the total costs to defend the matter or the potential liability to us in the event that we are not successful in our defense.

Warranties and Guarantees

In the normal course of business, we issue product warranties and product performance guarantees. We accrue for the estimated cost of product warranties and product performance guarantees based on contract terms and historical experience at the time of sale. Adjustments to initial obligations for warranties and guarantees are made as changes to the obligations become reasonably estimable. Product warranties and product performance guarantees are included in other accrued liabilities. The following table summarizes information concerning recorded obligations for product warranties and product performance guarantees.

	December 31,
(in millions)	2022	2021	2020
Beginning balance	$23	$22	$25
Accruals for warranties/guarantees issued during the year	30	22	21
Adjustment of pre-existing warranties/guarantees	(2)	(3)	(7)
Settlement of warranty/guarantee claims	(17)	(18)	(17)
Reserve of acquired company at date of acquisition	14	—	—
Ending balance	$48	$23	$22

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

Purchase Commitments

Our unconditional purchase obligations include purchase commitments with suppliers and other obligations entered into during the normal course of business regarding the purchase of goods and services. For the years ended December 31, 2022, 2021, and 2020, purchases related to these obligations were $41 million, $22 million and $22 million, respectively.
Aggregate payments on these obligations at December 31, 2022, follows:

(in millions)	Payments
2023	$51
2024	50
2025	10
2026	4
2027 and thereafter	—
Total	$115
Note 16. Other Expense, net
Other expenses, net consists of the following:

	Years Ended December 31,
(in millions)	2022	2021	2020
Reimbursement Agreement expense	$157	$146	$146
Loss on extinguishment of debt	—	41	—
Return on pension assets	(39)	(9)	(17)
Settlement of pre-Spin-Off litigation	13	—	—
Other, net	4	(20)	18
Total other expenses, net	$135	$158	$147
Refer to Note 15. Commitments and Contingencies to Consolidated Financial Statements.
Note 17. Income Taxes
Income tax expense is based on pretax financial accounting income. Deferred income taxes are recognized for the temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and such amounts for income tax purposes.
The following is a summary of the components of income (loss) before provision for income taxes:

	Years Ended December 31,
(in millions)	2022	2021	2020
U.S.	$124	$79	$(93)
Non-U.S.	294	274	194
Total	$418	$353	$101

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

The components of the provision for income taxes consisted of the following:

	Years Ended December 31,
(in millions)	2022	2021	2020
Current:
U.S.	$95	$60	$21
Non-U.S.	43	45	21
Total current	$138	$105	$42
Deferred:
U.S.	$(13)	$5	$11
Non-U.S.	10	1	11
Total deferred	$(3)	$6	$22
Total provision	$135	$111	$64
The reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate is as follows:

	Years Ended December 31,
	2022	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Impact of foreign operations	(1.6)	(0.2)	(5.4)
U.S. state income taxes	3.0	3.6	6.4
Non-deductible indemnification costs	7.7	8.4	29.0
Executive compensation over $1 million	1.0	0.9	2.5
Other non-deductible expenses	(0.6)	0.4	3.7
U.S. taxation of foreign earnings	1.0	1.4	3.5
Tax credits	(0.5)	(0.7)	(0.2)
Change in tax rates	—	(1.0)	1.3
All other items, net	1.3	(2.5)	1.8
Effective income tax rate	32.3%	31.3%	63.6%

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

Deferred income taxes reflect the net impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects of the temporary differences as of December 31, 2022 and 2021 are as follows:

	Years Ended December 31,
(in millions)	2022	2021
Deferred tax assets:
Pension	$16	$24
Other asset basis differences	54	63
Operating lease liabilities	43	33
Accruals and reserves	63	50
Net operating and capital losses	49	48
Other	2	2
Gross deferred tax assets	227	220
Valuation allowance	(63)	(63)
Total deferred tax assets	$164	$157

Deferred tax liabilities:
Other intangible assets	$(34)	$(39)
Property, plant and equipment	(24)	(23)
Operating lease assets	(40)	(33)
Other	(7)	(5)
Total deferred tax liabilities	$(105)	$(100)

Net deferred tax asset	$59	$57
Valuation allowance
In assessing the need for a valuation allowance, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing the relative impact of all the available positive and negative evidence regarding our forecasted taxable income using both historical and projected future operating results, the reversal of existing taxable temporary differences, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. The ultimate realization of deferred tax assets is dependent upon the generation of certain types of future taxable income during the periods in which those temporary differences become deductible. In making this assessment, we consider the scheduled reversal of deferred tax liabilities, our ability to carry back the deferred tax asset, projected future taxable income, and tax planning strategies. A valuation allowance is recorded in each jurisdiction when it is more likely than not that the deferred income tax asset will not be realized. Changes in deferred tax asset valuation allowances typically impact income tax expense.

We maintain a valuation allowance of $63 million against a portion of non-U.S. deferred tax assets. Valuation allowances principally relate to foreign net operating loss carryforwards. As of December 31, 2022, we have deferred tax assets relating to foreign net operating loss carryforwards of $49 million. These tax losses can be carried forward to offset the income tax liabilities on future income in these countries. Cumulative tax losses of $42 million can be carried forward indefinitely, while the remaining $7 million of tax losses must be used during tax years 2023 to 2040.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

The rollforward of the valuation allowance on deferred taxes is as follows for the periods indicated:

	Years Ended December 31,
(in millions)	2022	2021	2020
Beginning balance	$63	$60	$32
Additions	—	3	28
Ending balance	$63	$63	$60

As of December 31, 2022, our total undistributed earnings of foreign affiliates were $2.0 billion, of which $4 million was not considered indefinitely reinvested. While these earnings would not be subject to incremental U.S. tax, if we were to actually distribute these earnings, they could be subject to additional foreign income taxes and/or withholding taxes payable in foreign jurisdictions. Thus, we provide for foreign income taxes payable upon future distributions of the earnings not considered indefinitely reinvested annually. For the year ended December 31, 2022, the tax charge related to earnings that are not considered indefinitely reinvested is not material. Determination of the unrecognized deferred foreign income tax liability related to these undistributed earnings is not practicable due to the complexities associated with this hypothetical calculation.
Uncertain tax positions

The table below sets forth the changes to our gross unrecognized tax benefit as a result of uncertain tax positions, excluding interest and penalties for the years ended December 31, 2022, 2021 and 2020. We do not anticipate that the total unrecognized tax benefits will change significantly within the next twelve months.

	Years Ended December 31,
(in millions)	2022	2021	2020
Unrecognized tax benefits at beginning of year	$16	$10	$6
Additions based on tax positions related to the respective year	6	6	4
Unrecognized tax benefits at end of year	$22	$16	10

Included in the balance of unrecognized tax benefits as of December 31, 2022 and December 31, 2021 are potential benefits of $22 million and $16 million respectively, that, if recognized, would affect the effective tax rate.

We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the year ended December 31, 2022, we recognized a net expense for interest and penalties of $1 million relating to unrecognized tax benefits and had net accumulated accrued interest and penalties of $3 million as of December 31, 2022. For the year ended December 31, 2021, we recognized a net expense for interest and penalties of $1 million relating to unrecognized tax benefits and had net accumulated accrued interest and penalties of $1 million as of December 31, 2021.

Open tax periods

We file income tax returns in the U.S. federal jurisdiction, all states, and various local and foreign jurisdictions. Our U.S. federal tax returns are no longer subject to income tax examinations for taxable years before 2019. With limited exception, state, local, and foreign income tax returns for taxable years before 2018 are no longer subject to examination.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

Note 18. Earnings Per Share

The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share follows:

	Years Ended December 31,
(in millions)	2022	2021	2020
Numerator for Basic and Diluted Earnings Per Share:
Net income	$283	$242	$37

Denominator for Basic and Diluted Earnings Per Share:
Weighted average basic number of common shares outstanding	146	144	125
Plus: dilutive effect of common stock equivalents	3	4	1
Weighted average diluted number of common shares outstanding	149	148	126

Earnings per share:
Basic	$1.94	$1.68	$0.30
Diluted	$1.90	$1.63	$0.29

Diluted earnings per share is computed based upon the weighted average number of shares of common stock outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the period. For the years ended December 31, 2022, December 31, 2021 and December 31, 2020, average options and other rights to purchase approximately 0.1 million, 0.2 million and 2.8 million shares of our common stock, respectively were outstanding and anti-dilutive, and therefore excluded from the computation of diluted earnings per share. In addition, an average of 0.6 million, 0.6 million and 0.2 million shares of performance-based unit awards are excluded from the computation of diluted earnings per common share for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively, as the contingency has not been satisfied.

Note 19. Geographic Areas - Financial Data

Revenue and long-lived assets by geography are as follows:

	Net Revenue(1)			Long-lived Assets(2)
	Years Ended December 31,			December 31,
(in millions)	2022	2021	2020	2022	2021	2020
U.S.	$4,795	$4,181	$3,543	$347	$244	$260
Europe	1,111	1,196	1,121	131	139	144
Other International	464	469	407	79	46	47
Total	$6,370	$5,846	$5,071	$557	$429	$451
(1)Net revenue between geographic areas approximate market and is not significant. Net revenue is classified according to their country of origin. Included in U.S. net revenue are export sales of $38 million, $26 million and $21 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)Long-lived assets are comprised of property, plant and equipment, net and right-of-use lease assets.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Resideo Technologies, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Resideo Technologies, Inc. (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 21, 2023 expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at First Alert, which was acquired on March 31, 2022, and whose financial statements constitute 11.5% of total assets, 5.4% of revenues, and 6.8% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2022. Accordingly, our audit did not include the internal control over financial reporting of First Alert.

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
February 21, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Resideo Technologies, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Resideo Technologies, Inc (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, cash flows, and equity, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Honeywell Reimbursement Agreement — Refer to Note 15 to the financial statements

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s obligation under the Reimbursement Agreement and evaluation of the Company’s evidence supporting its estimates included the following, among others:

•We tested the effectiveness of controls related to remediation costs for environmental matters, including management’s controls over the recording of and changes to the liability for the Company’s obligations under the Reimbursement Agreement.

•We read the Reimbursement Agreement and evaluated the Company’s compliance with it to the extent it has the potential to affect the Company’s related liability.

•We performed searches of third-party sources to identify potential liabilities related to the specified sites that may not have been included in the estimates.

•We tested the completeness and accuracy of the recognition of the Company’s liability for obligations under the Reimbursement Agreement through the following procedures:

–For a selection of incremental charges to the Honeywell Environmental liability (increases), obtained supporting documentation related to the valuation of the liability from management, including, but not limited to, regulatory records of decision, feasibility studies, and third-party engineering estimates.

–For a selection of payments related to the Honeywell Environmental liability (decreases), obtained supporting documentation related to the original invoice and proof of payment.

–Made inquiries of internal and external legal counsel regarding environmental matters.

–Performed searches of public domain sources to identify new remediation sites attributable to the Company or any additional remediation activities required by federal, state, or international authorities that may not have been included in the estimates.

Acquisitions – Refer to Note 3 to the Financial Statements

Critical Audit Matter Description

The Company completed four acquisitions during the year ended December 31, 2022, for which First Alert was a material acquisition. The Company accounted for the acquisitions under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including customer relationships and trademark intangible assets. The fair value determination of the intangible assets required management to make significant estimates and assumptions related to future cash flows and the selection of discount rates and royalty rates.

We identified the fair value determination of customer relationships and trademark intangible assets of First Alert as a critical audit matter because of the significant estimates and assumptions management made to determine the fair value of these assets. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of these assets. Specific assumptions that required a high degree of judgment included the gross profit margin and contributory asset charge assumptions relating to the valuation of the customer relationships intangible asset, and the revenue growth rate, royalty rate, and discount rate assumptions relating to the valuation of the trademark intangible asset.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the gross profit margin and contributory asset charge assumptions relating to the valuation of the customer relationships intangible asset, and the revenue growth rate, royalty rate, and discount rate assumptions relating to the valuation of the trademark intangible asset included the following, among others:

•We tested the effectiveness of controls over the valuation of the customer relationships and trademark intangible assets, including management’s controls over the revenue growth rate, gross profit margin, and contributory asset charge assumptions, and the selection of discount rates and royalty rates.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodologies, discount rate, royalty rate, and contributory asset charge by:

–Testing the source information underlying the determination of the discount rate, royalty rate, and contributory asset charge and testing the mathematical accuracy of the calculations.

–Developing a range of independent market-based estimates and comparing those to the rates selected by management.

•We assessed the reasonableness of management’s forecast of gross profit margin relating to the valuation of the customer relationships intangible asset and revenue growth rate relating to the valuation of the trademark intangible asset, by comparing the projections to historical results, certain peer companies’ historical results, and industry reports.

•We evaluated whether the estimated future cash flows were consistent with evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 21, 2023

We have served as the Company's auditor since 2018.

RESIDEO TECHNOLOGIES, INC.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to give reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.
Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud have been or will be detected.
Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of the end of the period covered by this Annual Report on Form 10-K.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Management assessed the effectiveness of internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013).
We are currently in the process of assessing the internal controls of First Alert as part of the post-close acquisition integration process. First Alert has been excluded from our assessment of internal control over financial reporting as of December 31, 2022. The total assets and revenues excluded from management’s assessment represent 11.5% and 5.4%, respectively, of the Consolidated Financial Statements as of and for the year ended December 31, 2022.
Based on this assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.
The effectiveness of the internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8. Financial Statements and Supplementary Data of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

RESIDEO TECHNOLOGIES, INC.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

RESIDEO TECHNOLOGIES, INC.
PART III.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2022 in connection with our 2023 Annual Meeting of Stockholders, or the 2023 Proxy Statement, and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be included in the 2023 Proxy Statement, which will be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2022 and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in the 2023 Proxy Statement, which will be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2022 and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in the 2023 Proxy Statement, which will be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2022 and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information relating to fees paid to and services performed by Deloitte & Touche LLP and our Audit Committee’s pre-approval policies and procedures with respect to non-audit services are contained in the 2023 Proxy Statement referred to above in Item 10. Directors, Executive Officers and Corporate Governance, and such information is incorporated herein by reference.

RESIDEO TECHNOLOGIES, INC.
PART IV.
Item 15. Exhibits and Financial Statement Schedules
(a)(1)Financial Statements
The Consolidated Financial Statements and accompanying notes, together with the report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm (PCAOB ID No. 34), appear in Part II Item 8. Financial Statements and Supplementary Data of this Form 10-K.
(a)(2)Financial Statements Schedules
All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or accompanying thereto.
(a)(3)Exhibits
The Exhibits listed below on the Exhibit Index are filed or incorporated by reference as part of this Form 10-K.
Item 16. Form 10-K Summary
None.

RESIDEO TECHNOLOGIES, INC.
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

RESIDEO TECHNOLOGIES, INC.

2.14	Third Amendment to Trademark License Agreement, dated as of May 12, 2021, between Resideo Technologies, Inc. and Honeywell International Inc. (filed herewith)

2.15
Equity Purchase Agreement, dated as of February 6, 2022, by and between Resideo Technologies, Inc. and Newell Brands Inc. † (incorporated by reference to Exhibit 2.1 to Resideo’s Form 8-K filed on February 7, 2022, File No. 001-38635)

3.1	Amended and Restated Certificate of Incorporation of Resideo Technologies, Inc. (incorporated by reference to Exhibit 3.1 to Resideo’s Form 8-K filed on October 29, 2018, File No. 001-38635)

3.2	Amended and Restated By-laws of Resideo Technologies, Inc. (incorporated by reference to Exhibit 3.2 to Resideo’s Form 8-K filed on February 6, 2023, File No. 001-38635)

4.1	Description of Securities of Registrant (filed herewith)

4.2
Indenture, dated as of October 19, 2018, among Resideo Funding Inc., Resideo Technologies, Inc., the other guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee. (incorporated by reference to Exhibit 4.1 to Resideo’s Form 8-K filed on October 19, 2018, File No. 001-38635)

4.3
Indenture, dated as of August 26, 2021, among Resideo Funding, Inc., as issuer, Resideo Technologies, Inc., the other guarantors named therein, and U.S. Bank National Association, as trustee. (incorporated by reference to Exhibit 4.1 to Resideo’s Form 8-K filed on August 27, 2021, File No. 001-38635)

4.4
First Supplemental Indenture, dated April 1, 2022, to the Senior Notes Indenture, dated August 26, 2021, relating to the Issuer’s 4.000% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to Resideo’s Form 8-K filed on April 4, 2022, File No. 001-38635)

4.5
Second Supplemental Indenture, dated May 19, 2022, to the Senior Notes Indenture, dated August 26, 2021, relating to the Issuer's 4.000% Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 to Resideo’s Form 10-Q filed on August 4, 2022, File No. 001-38635)

4.6
Third Supplemental Indenture, dated September 26, 2022, to the Senior Notes Indenture, dated August 26, 2021, relating to the Issuer's 4.000% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to Resideo’s Form 10-Q filed on November 1, 2022, File No. 001-38635)

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

10.04	Resideo Amended and Restated 2018 Stock Incentive Plan ‡ (incorporated by reference to Exhibit 10.1 to Resideo’s Form 10-Q filed on August 7, 2019, File No. 001-38635)

10.05	2018 Stock Plan for Non-Employee Directors of Resideo Technologies, Inc. ‡ (incorporated by reference to Exhibit 4.4 to Resideo’s Form S-8 filed on December 6, 2018, File No. 333-228687)

10.06
2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates Form of Stock Option Award Agreement. ‡ (incorporated by reference to Exhibit 4.5 to Resideo’s Form S-8 filed on December 6, 2018, File No. 333-228687)

RESIDEO TECHNOLOGIES, INC.

10.07
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

10.13	Resideo Technologies UK Sharebuilder Plan. ‡ (incorporated by reference to Exhibit 4.12 to Resideo’s Form S-8 filed on December 6, 2018, File No. 333-228687)

10.14
Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates Form of Stock Option Award Agreement. ‡ (incorporated by reference to Exhibit 10.20 to Resideo’s Form 10-K filed on March 18, 2019, File No. 001-38635)

10.15
Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates Form of Restricted Stock Unit Agreement. ‡ (incorporated by reference to Exhibit 10.21 to Resideo’s Form 10-K filed on March 18, 2019, File No. 001-38635)

10.16
Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates Form of Performance Stock Unit Agreement. ‡ (incorporated by reference to Exhibit 10.22 to Resideo’s Form 10-K filed on March 18, 2019, File No. 001-38635)

10.17
Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates Form of Performance Unit Agreement. ‡ (incorporated by reference to Exhibit 10.23 to Resideo’s Form 10-K filed on March 18, 2019, File No. 001-38635)

10.18
Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates Form of Restricted Stock Unit Agreement amended as of July 28, 2022. ‡ (incorporated by reference to Exhibit 10.1 to Resideo’s Form 10-Q filed on November 1, 2022, File No. 001-38635)

10.19
Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates Form of Performance Stock Unit Agreement amended as of July 28, 2022. ‡ (incorporated by reference to Exhibit 10.2 to Resideo’s Form 10-Q filed on November 1, 2022, File No. 001-38635)

10.20
Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates Form of Omnibus Amendment to Performance Stock Unit Agreements (for outstanding PSU awards). ‡ (incorporated by reference to Exhibit 10.3 to Resideo’s Form 10-Q filed on November 1, 2022, File No. 001-38635)

RESIDEO TECHNOLOGIES, INC.

10.21	Resideo Supplemental Pension Plan ‡ (incorporated by reference to Exhibit 10.24 to Resideo’s Form 10-K filed on March 18, 2019, File No. 001-38635)

10.22	Resideo Technologies, Inc. Bonus Plan, amended as of April 28, 2022. ‡ (incorporated by reference to Exhibit 10.1 to Resideo’s Form 10-Q filed on August 4, 2022, File No. 001-38635)

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

10.26	Employment Agreement Letter with Jay Geldmacher dated May 18, 2020. ‡ (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K filed on May 19, 2020, File No. 001-38635)

10.27	Amendment to Employment Agreement Letter with Jay Geldmacher dated July 1, 2021. ‡ (incorporated nu reference to Exhibit 10.1 to Resideo’s Form 10-Q filed August 5, 2021, File No. 001-38635)

10.28	Offer Letter of Anthony L. Trunzo. ‡ (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K filed on May 29, 2020, File No. 001-38635)

10.29
Amendment and Restatement Agreement, dated as of February 12, 2021, by and among the Resideo Technologies, Inc., Resideo Holding Inc., Resideo Intermediate Holding Inc., Resideo Funding Inc., certain other subsidiaries of Resideo Technologies, Inc., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K filed February 17, 2021, File No. 001-38635)

10.30
First Amendment dated as of March 28, 2022 to Amended and Restated Credit Agreement, dated as of February 12, 2021, among Resideo Funding Inc., Resideo Technologies Inc., Resideo Holding Inc., Resideo Intermediate Holding Inc., the other subsidiaries of Resideo Technologies, Inc., party thereto JPMorgan Chase Bank N.A., as administrative agent, and the lending institutions party thereto (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K filed March 28, 2022, File No. 001-38635)

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

RESIDEO TECHNOLOGIES, INC.

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

_____________________________

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

Resideo Technologies, Inc.

Date: February 21, 2023	By:	/s/ Anthony L. Trunzo
Anthony L. Trunzo
Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as the Registrant’s Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name	Title	Date
/s/ Jay Geldmacher	President, Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2023
Jay Geldmacher
*	Chairman of the Board	February 21, 2023
Roger B. Fradin
*	Director	February 21, 2023
Paul F. Deninger
*	Director	February 21, 2023
Cynthia Hostetler
*	Director	February 21, 2023
Brian G. Kushner
*	Director	February 21, 2023
Jack R. Lazar
*	Director	February 21, 2023
Nina L. Richardson
*	Director	February 21, 2023
Andrew C. Teich
*	Director	February 21, 2023
Sharon Wienbar
*	Director	February 21, 2023
Kareem Yusuf
*	Director	February 21, 2023

*By:	/s/ Jeannine J. Lane
(Jeannine J. Lane, Attorney-in-Fact)

February 21, 2023