Form 10-Q
period 2023-04-01
RESIDEO TECHNOLOGIES, INC.
filed 2023-05-03
CIK 1740332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 21, 2023 was 147,114,150 shares.

Part I. Financial Information
Item 1. Unaudited Consolidated Financial Statements.
Resideo Technologies, Inc.
Consolidated Balance Sheets
(Unaudited)

(in millions)	April 1, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$292	$326
Accounts receivable, net	985	1,002
Inventories, net	1,008	975
Other current assets	210	199
Total current assets	2,495	2,502

Property, plant and equipment, net	379	366
Goodwill	2,736	2,724
Intangible assets, net	471	475
Other assets	318	320
Total assets	$6,399	$6,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$894	$894
Current portion of long-term debt	12	12
Accrued liabilities	563	640
Total current liabilities	1,469	1,546

Long-term debt	1,402	1,404
Obligations payable under Indemnification Agreements	584	580
Other liabilities	340	328
Total liabilities	3,795	3,858

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Common stock, $0.001 par value: 700 shares authorized, 150 and 147 shares issued and outstanding at April 1, 2023 and 148 and 146 shares issued and outstanding at December 31, 2022, respectively	—	—
Additional paid-in capital	2,191	2,176
Retained earnings	657	600
Accumulated other comprehensive loss, net	(200)	(212)
Treasury stock at cost	(44)	(35)
Total stockholders’ equity	2,604	2,529
Total liabilities and stockholders’ equity	$6,399	$6,387
Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
(in millions, except per share data)	April 1, 2023	April 2, 2022
Net revenue	$1,549	$1,506
Cost of goods sold	1,129	1,068
Gross profit	420	438
Research and development expenses	27	24
Selling, general and administrative expenses	244	236
Intangible asset amortization	9	6
Restructuring and impairment expenses	2	—
Income from operations	138	172
Other expenses, net	39	40
Interest expense, net	18	11
Income before taxes	81	121
Provision for income taxes	24	34
Net income	$57	$87

Earnings per share:
Basic	$0.39	$0.60
Diluted	$0.38	$0.58

Weighted average number of shares outstanding:
Basic	147	145
Diluted	149	149
Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(in millions)	April 1, 2023	April 2, 2022
Comprehensive income:
Net income	$57	$87
Other comprehensive income, net of tax:
Foreign exchange translation gain (loss)	16	(9)
Pension liability adjustments	3	—
Changes in fair value of effective cash flow hedges	(7)	23
Total other comprehensive income, net of tax	12	14
Comprehensive income	$69	$101
Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(in millions)	April 1, 2023	April 2, 2022
Cash Flows From Operating Activities:
Net income	$57	$87
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	24	20
Stock-based compensation expense	12	11
Other, net	2	2
Changes in assets and liabilities, net of acquired companies:
Accounts receivable, net	23	(61)
Inventories, net	(27)	(66)
Other current assets	(8)	(12)
Accounts payable	(12)	17
Accrued liabilities	(86)	(66)
Other, net	11	9
Net cash used in operating activities	(4)	(59)
Cash Flows From Investing Activities:
Capital expenditures	(20)	(19)
Acquisitions, net of cash acquired	(6)	(633)
Other investing activities, net	—	(13)
Net cash used in investing activities	(26)	(665)
Cash Flows From Financing Activities:
Proceeds from issuance of A&R Term B Facility	—	200
Repayments of long-term debt	(3)	(3)
Payment of debt facility issuance and modification costs	—	(4)
Other financing activities, net	(6)	(4)
Net cash (used in) provided by financing activities	(9)	189
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	6	—
Net decrease in cash, cash equivalents and restricted cash	(33)	(535)
Cash, cash equivalents and restricted cash at beginning of period	329	779
Cash, cash equivalents and restricted cash at end of period	$296	$244

Supplemental Cash Flow Information:
Interest paid	$27	$14
Taxes paid, net of refunds	$19	$12
Capital expenditures in accounts payable	$15	$13
Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except shares in thousands)	Shares	Amount	Additional Paid-In Capital	Retained Earnings		Shares	Amount	Total Stockholders’ Equity
Balance at January 1, 2023	146,222	$—	$2,176	$600	$(212)	2,050	$(35)	$2,529
Net income	—	—	—	57	—	—	—	57
Other comprehensive loss, net of tax	—	—	—	—	12	—	—	12
Common stock issuance, net of shares withheld for taxes	862	—	3	—	—	497	(9)	(6)
Stock-based compensation expense	—	—	12	—	—	—	—	12
Balance at April 1, 2023	147,084	$—	$2,191	$657	$(200)	2,547	$(44)	$2,604

	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except shares in thousands)	Shares	Amount	Additional Paid-In Capital	Retained Earnings		Shares	Amount	Total Stockholders’ Equity
Balance at January 1, 2022	144,808	$—	$2,121	$317	$(165)	1,440	$(21)	$2,252
Net income	—	—	—	87	—	—	—	87
Other comprehensive income, net of tax	—	—	—	—	14	—	—	14
Common stock issuance, net of shares withheld for taxes	564	—	3	—	—	256	(6)	(3)
Stock-based compensation expense	—	—	11	—	—	—	—	11
Balance at April 2, 2022	145,372	$—	$2,135	$404	$(151)	1,696	$(27)	$2,361
Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Nature of Operations and Basis of Presentation

Nature of Operations

Resideo Technologies, Inc. (“Resideo”, the “Company”, “we”, “us”, or “our”) is a leading manufacturer and developer of technology-driven products that provide critical comfort, energy, smoke and carbon monoxide detection home safety products, and security solutions to homes globally. We are also a leading wholesale distributor of low-voltage security products including access control, fire detection, fire suppression, security, and video products, and participate significantly in the broader related markets of audio, communications, data communications, networking, power, ProAV, smart home, and wire and cable. Our global footprint serves both commercial and residential end markets.

Basis of Consolidation and Reporting

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the Unaudited Consolidated Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the Unaudited Consolidated Financial Statements included herein contain all adjustments, which consist of normal recurring adjustments, necessary to fairly present our financial position, results of operations and cash flows for the periods indicated. Operating results for the period from January 1, 2023 through April 1, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.
For additional information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Annual Report on Form 10-K”), filed with the United States Securities and Exchange Commission (the “SEC”) on February 21, 2023.

Reporting Period

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

Note 2. Summary of Significant Accounting Policies

Our significant accounting policies are detailed in Note 2. Summary of Significant Accounting Policies of the Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to these policies that have had a material impact on the Unaudited Consolidated Financial Statements and accompanying notes for three months ended April 1, 2023.

We consider the applicability and impact of all recent accounting standards updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”) and disclose only those that may have a material impact.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Adopted Accounting Pronouncements

In September 2022, the FASB issued ASU 2022-04, Liabilities-Supplier Finance Programs (Topic 405): Disclosure of Supplier Finance Program Obligations. This guidance enhances transparency of an entity’s use of supplier finance programs by requiring quarterly and annual disclosures about the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts annually, and a description of where in the financial statements outstanding amounts are presented. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Effective January 1, 2023, we completed our assessment and adopted ASU 2022-04 concluding that it is not applicable to Resideo at this time as we currently have no supplier finance programs in place.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and subsequent amendment to the initial guidance: ASU 2021-01, Reference Rate Reform (Topic 848): Scope (collectively, “Topic 848”). Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. This guidance may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2024. The A&R Senior Credit Facilities include a transition clause to a new reference rate in the event LIBOR is discontinued and the Swap Agreements will be amended to match the new reference rate. We have evaluated the potential impact of adopting this standard and do not expect it to have a material impact on our consolidated financial statements and related disclosures. Refer to Note 12. Long-Term Debt and Note 13. Derivative Financial Instruments to the Unaudited Consolidated Financial Statements.

Note 3. Acquisitions

Pro forma results of operations for the following acquisitions have not been presented, as the impact on our consolidated financial results was not material.

2023 Acquisitions

BTX Technologies, Inc.—On January 23, 2023, we acquired 100% of the outstanding equity of BTX Technologies, Inc., (“BTX”) a leading distributor of professional audio, video, data communications, and broadcast equipment. We report BTX Technologies, Inc.’s results within the ADI Global Distribution segment. We have made a preliminary purchase price allocation that is subject to change as additional information is obtained.

2022 Acquisitions

Teknique Limited—On December 23, 2022, we acquired 100% of the outstanding equity of Teknique Limited, a developer and producer of edge-based, artificial intelligence-enabled video camera solutions. We report Teknique Limited’s results within the Products and Solutions segment. Purchase consideration includes cash and a note payable with the former owner. We have made a preliminary purchase price allocation that is subject to change as additional information is obtained.

Electronic Custom Distributors, Inc.—On July 5, 2022, we acquired 100% of the outstanding equity of Electronic Custom Distributors, Inc., a regional distributor of residential audio, video, automation, security, wire and telecommunication products. We report Electronic Customer Distributors, Inc.’s results within the ADI Global Distribution segment. We completed the accounting for the acquisition during the first quarter of 2023, which did not result in any adjustments.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
First Alert—On March 31, 2022, we acquired 100% of the outstanding equity of First Alert, Inc., a leading provider of home safety products. We report First Alert’s results within the Products and Solutions segment. We completed the accounting for the acquisition during the first quarter of 2023, which did not result in any adjustments.

Note 4. Segment Financial Data

We monitor our business operations through our two operating segments: Products and Solutions and ADI Global Distribution.

These operating segments follow the same accounting policies used for the financial statements. We evaluate a segment’s performance on a GAAP basis, primarily operating income before corporate expenses.

Corporate expenses include expenses related to the corporate office as well as supporting the operating segments, but do not relate directly to revenue-generating activities primarily including unallocated stock-based compensation expenses, unallocated pension expense, restructuring expenses, acquisition-related costs, and other expenses related to executive, legal, finance, tax, treasury, human resources, IT, strategy, communications, and corporate travel expenses. Additional unallocated amounts primarily include non-operating items such as Reimbursement Agreement expense, interest income, interest expense, and other income (expense). The Reimbursement Agreement is further described in Note 16. Commitments and Contingencies to the Unaudited Consolidated Financial Statements.

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions, and assesses operating performance.

The following table represents summary financial data attributable to the segments:

	Three Months Ended
(in millions)	April 1, 2023	April 2, 2022
Net revenue
Products and Solutions	$658	$619
ADI Global Distribution	891	887
Total net revenue	$1,549	$1,506

	Three Months Ended
(in millions)	April 1, 2023	April 2, 2022
Income from operations
Products and Solutions	$117	$153
ADI Global Distribution	72	80
Corporate	(51)	(61)
Total income from operations	$138	$172

The Company’s Chief Executive Officer, its Chief Operating Decision Maker, does not use segment assets information to allocate resources or to assess performance of the segments and therefore, total segment assets have not been reported.

Note 5. Revenue Recognition

We have two operating segments, Products and Solutions and ADI Global Distribution. Disaggregated revenue information for Products and Solutions is presented by product grouping, while ADI Global Distribution is presented by region.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents revenue by business line and geographic location, as we believe this presentation best depicts how the nature, amount, timing, and uncertainty of net revenue and cash flows are affected by economic factors:

	Three Months Ended
(in millions)	April 1, 2023	April 2, 2022
Products and Solutions
Air	$211	$214
Safety and Security	228	155
Energy	136	159
Water	83	91
Total Products and Solutions	658	619

ADI Global Distribution
U.S. and Canada	768	752
EMEA (1)	123	126
APAC (2)	—	9
Total ADI Global Distribution	891	887

Total net revenue	$1,549	$1,506
(1)EMEA represents Europe, the Middle East and Africa.
(2)APAC represents Asia and Pacific countries.

Note 6. Restructuring

During 2022, we executed certain restructuring programs to lower costs, increase gross and operating margins and position us for growth (“2022 Plan”). We expect to fully execute our restructuring initiatives and programs over the next 12-24 months, and we may incur future additional restructuring expenses associated with these plans. We are unable at this time to make a good faith determination of cost estimates, or ranges of cost estimates, associated with future phases of the plans or the total costs we may incur in connection with these plans. Refer to Note 6. Restructuring Expenses in our 2022 Annual Report on Form 10-K for further discussion of our restructuring programs.

The following table summarizes the status of our restructuring expenses included within accrued liabilities on the Unaudited Consolidated Balance Sheets.

(in millions)	April 1, 2023	December 31, 2022
Beginning of period	$27	$9
Charges	2	26
Usage (1)	(4)	(5)
Other	(2)	(3)
End of period	$23	$27
(1) Usage primarily relates to cash payments associated with employee termination costs.

Note 7. Pension Plans

During the three months ended April 1, 2023, we recognized a pension settlement loss of $3 million related to our U.S qualified defined benefit pension plan. The non-cash pension settlement loss resulted from a voluntary lump sum window offering and the purchase of a group annuity contract that transferred a portion of the assets and liabilities to an insurance company. The corresponding remeasurement resulted in a decrease in both the U.S. qualified defined benefit pension plan assets and liabilities of $60 million.

Note 8. Stock-Based Compensation Plans

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The Stock Incentive Plan, which consists of the Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates and the 2018 Stock Incentive Plan for Non-Employee Directors of Resideo Technologies, Inc., provides for the grant of stock options, stock appreciation rights, restricted stock units, restricted stock, and other stock-based awards.

A summary of awards granted as part of our annual long-term compensation follows:

	Three Months Ended April 1, 2023		Three Months Ended April 2, 2022
	Number of Stock Units Granted	Weighted average grant date fair value per share	Number of Stock Units Granted	Weighted average grant date fair value per share
Performance Stock Units (“PSUs”)	553,071	$29.89	672,453	$36.11
Restricted Stock Units (“RSUs”)	1,466,307	$19.03	808,919	$24.87

Annual awards to our key employees generally have a three-year service or performance period. Awards to our non-employee directors have a one-year service period. The fair value is determined at the grant date. PSUs granted in 2023 were issued with the shares awarded per unit being based on the difference in performance between the total stockholders’ return of our common stock against that of the S&P 600 Industrials Index. PSUs granted prior to 2023 were issued with the shares awarded per unit being based on the difference in performance between the total stockholders’ return of our common stock against that of the S&P 400 Industrials Index. Time-based RSUs issued in 2023 are subject to straight-line vesting over the service period, while those issued prior to 2023 are subject to graded vesting over the service period.

Stock-based compensation expense, net of tax was $12 million and $11 million for the three months ended April 1, 2023 and April 2, 2022, respectively.

Note 9. Inventories, net

The following table summarizes the details of our inventories, net:

(in millions)	April 1, 2023	December 31, 2022
Raw materials	$271	$251
Work in process	24	25
Finished products	713	699
Total inventories, net	$1,008	$975

Note 10. Goodwill and Intangible Assets, net

Our goodwill balance and changes in carrying value by segment are as follows:

(in millions)	Products and Solutions	ADI Global Distribution	Total
Balance at December 31, 2022	$2,072	$652	$2,724
Acquisitions	—	4	4
Impact of foreign currency translation	6	2	8
Balance at April 1, 2023	$2,078	$658	$2,736

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the net carrying amount of intangible assets:

(in millions)	April 1, 2023	December 31, 2022
Intangible assets subject to amortization	$291	$295
Indefinite-lived intangible assets	180	180
Total intangible assets	$471	$475

Intangible assets subject to amortization consisted of the following:

	April 1, 2023			December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and technology	$65	$(29)	$36	$65	$(28)	$37
Customer relationships	315	(123)	192	313	(117)	196
Trademarks	14	(9)	5	14	(8)	6
Software	180	(122)	58	175	(119)	56
Total intangible assets	$574	$(283)	$291	$567	$(272)	$295

Intangible assets amortization expense was $9 million and $6 million for three months ended April 1, 2023 and April 2, 2022, respectively.

Note 11. Leases

Total operating lease costs are as follows:

	Three Months Ended
(in millions)	April 1, 2023	April 2, 2022
Operating lease cost:
Cost of goods sold	$5	$3
Selling, general and administrative expenses	14	12
Total operating lease costs	$19	$15

Total operating lease costs include variable lease costs of $6 million and $4 million for the three months ended April 1, 2023 and April 2, 2022, respectively.

The following table summarizes the carrying amounts of our operating lease assets and liabilities:

(in millions)	Financial Statement Line Item	April 1, 2023	December 31, 2022
Operating lease assets	Other assets	$192	$191
Operating lease liabilities - current	Accrued liabilities	$38	$37
Operating lease liabilities - non-current	Other liabilities	$166	$166

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Supplemental cash flow information related to operating leases follows:

	Three Months Ended
(in millions)	April 1, 2023	April 2, 2022
Cash paid for operating lease liabilities	$9	$8
Non-cash activities: operating lease assets obtained in exchange for new operating lease liabilities	$7	$32

Note 12. Long-Term Debt

Long-term debt is comprised of the following:

(in millions)	April 1, 2023	December 31, 2022
4.000% Senior Notes due 2029	$300	$300
Variable rate A&R Term B Facility	1,128	1,131
Gross debt	1,428	1,431
Less: current portion of long-term debt	(12)	(12)
Less: unamortized deferred financing costs	(14)	(15)
Total long-term debt	$1,402	$1,404

A&R Senior Credit Facilities

On February 12, 2021, we entered into an Amendment and Restatement Agreement with JP Morgan Chase Bank N.A. as administrative agent (“the A&R Credit Agreement”). The A&R Credit Agreement provides for an (i) initial seven-year senior secured Term B loan facility in an aggregate principal amount of $950 million, which was later amended to add $200 million in additional term loans (the “A&R Term B Facility”) and (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of $500 million (the “A&R Revolving Credit Facility” and, together with the A&R Term B Facility, the “A&R Senior Credit Facilities”).

At April 1, 2023 and December 31, 2022, the weighted average interest rate for the A&R Term B Facility was 7.13% and 6.78%, respectively, and there were no borrowings and no letters of credit issued under the A&R Revolving Credit Facility. As of April 1, 2023, we were in compliance with all covenants related to the A&R Senior Credit Facilities and Senior Notes due 2029.

Senior Notes due 2029

On August 26, 2021, we issued $300 million in principal amount of 4.00% Senior Notes due 2029 (the “Senior Notes due 2029”). The Senior Notes due 2029 are senior unsecured obligations guaranteed by the Company’s existing and future domestic subsidiaries and rank equally with all senior unsecured debt and senior to all subordinated debt.

We entered into certain interest rate swap agreements in 2021 and 2023 to effectively convert a portion of our variable-rate debt to fixed rate debt. Refer to Note 13. Derivative Financial Instruments for further discussion.

Refer to Note 11. Long-Term Debt in our 2022 Annual Report on Form 10-K for further discussion.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 13. Derivative Financial Instruments

In March 2021, we entered into eight interest rate swap agreements (“Swap Agreements”) with several financial institutions for a combined notional value of $560 million. The Swap Agreements were entered into to reduce the consolidated interest rate risk associated with variable rate, long-term debt. Under the Swap Agreements, we convert a portion of our variable interest rate obligations based on three-month LIBOR with a minimum rate of 0.50% per annum to a base fixed weighted average rate of 0.9289% over the remaining terms. We designated the Swap Agreements as cash flow hedges of the variability in expected cash outflows for interest payments.

The Swap Agreements are adjusted to fair value on a quarterly basis. The fair value of the swap is presented within the Unaudited Consolidated Balance Sheets, and we recognize any changes in the fair value as an adjustment of accumulated other comprehensive loss within equity to the extent the swap is effective. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive loss related to the Swap Agreements are reclassified into income resulting in a net interest expense on the hedged amount of the underlying debt obligation equal to the effective yield of the fixed rate of the swap.

On March 31, 2023, we modified one of the eight Swap Agreements, with a notional value of $70 million that matures in May 2024 as follows:(i) the original swap was cancelled for no termination payment and (ii) we simultaneously entered into a new pay-fixed interest rate swap with a notional amount of $70 million, effectively blending the asset position of the original interest rate swap into a new swap and extending the term of our hedged position to February 2027. In connection with this transaction, no cash was exchanged between us and the counterparty. The new pay-fixed interest rate swap qualifies as a hybrid instrument in accordance with Accounting Standards Codification 815, Derivatives and Hedging, consisting of a financing component and an embedded at-market derivative that was designated as a cash flow hedge. As a result, the gain position remaining in accumulated other comprehensive loss for the modified Swap Agreements as of April 1, 2023 of $4 million is being amortized as a reduction to interest expense over the effective period of the original swap agreement. The financing component is accounted for at amortized cost over the life of the swap while the embedded at-market derivative is accounted for at fair value.

The following table summarizes the fair value and presentation of derivative instruments in the Unaudited Consolidated Balance Sheets as well as the changes in fair value recorded in accumulated other comprehensive loss:

	Fair Value of Derivative Assets
(in millions)	Financial Statement Line Item	April 1, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Interest rate swaps	Other current assets	$21	$23
Interest rate swaps	Other assets	17	22
Total derivative assets designated as hedging instruments		$38	$45

Unrealized gain	Accumulated other comprehensive loss	$35	$42

The following table summarizes the effect of derivative instruments designated as cash flow hedges in other comprehensive income and the Unaudited Consolidated Statements of Operations:

(in millions)	Financial Statement Line Item	April 1, 2023	April 2, 2022
Gains recorded in accumulated other comprehensive loss, beginning of period:		$42	$6
Current period (loss) gain recognized in other comprehensive income		(7)	23
Gains recorded in accumulated other comprehensive loss, end of period		$35	$29

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 14. Fair Value

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

Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. There were no changes in the methodologies used in our valuation practices as of April 1, 2023.

The fair values of long-term debt instruments were determined using quoted market prices in inactive markets or discounted cash flows based upon current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy.

The following table provides a summary of the carrying amount and fair value of outstanding debt:

	April 1, 2023		December 31, 2022
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt:
4.000% Senior Notes due 2029	$300	$253	$300	$242
Variable rate A&R Term B Facility	1,128	1,124	1,131	1,125
Total debt	$1,428	$1,377	$1,431	$1,367

Refer to Note 12. Long-Term Debt to the Unaudited Consolidated Financial Statements.

Interest Rate Risk—We have exposure to movements in interest rates associated with cash and borrowings. We may have and may in the future enter into various interest rate protection agreements in order to limit the impact of movements in interest rates. The fair values of interest rate swaps have been determined based on market value equivalents at the balance sheet date, taking into account the current interest rate environment and therefore, were classified as Level 2 measurements in the fair value hierarchy.

The following table provides a summary of the carrying amount and fair value of our interest rate swaps:

	April 1, 2023		December 31, 2022
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Interest rate swaps	$38	$38	$45	$45

Refer to Note 13. Derivative Financial Instruments to the Unaudited Consolidated Financial Statements.

There are no Level 1 or Level 3 assets or liabilities for the periods presented. The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued and other liabilities approximate fair value because of the short-term maturity of these amounts.

Note 15. Accrued Liabilities

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Accrued liabilities consist of the following:

(in millions)	April 1, 2023	December 31, 2022
Obligations payable under Indemnification Agreements	$140	$140
Compensation, benefit and other employee-related	79	108
Customer rebate reserve	75	98
Product warranties	24	40
Current operating lease liability	38	37
Taxes payable	46	38
Other (1)	161	179
Total accrued liabilities	$563	$640
(1) Other includes accruals for advertising, legal and professional reserves, freight, royalties, interest, and other miscellaneous items.

The Indemnification Agreements are further described in Note 16. Commitments and Contingencies to the Unaudited Consolidated Financial Statements.

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

Environment-related expenses for sites owned and operated by us are presented within cost of goods sold for operating sites. For the three months ended April 1, 2023 and April 2, 2022, environmental expenses related to these operating sites were not material. Liabilities for environmental costs were $22 million at April 1, 2023 and December 31, 2022.

Obligations Payable Under Indemnification Agreements

The Reimbursement Agreement and the Tax Matters Agreement (collectively, the “Indemnification Agreements”) are further described below.

Reimbursement Agreement

We separated from Honeywell on October 29, 2018, becoming an independent publicly traded company as a result of a pro rata distribution of our common stock to shareholders of Honeywell (the “Spin-off”). In connection with the Spin-Off, we entered into the Reimbursement Agreement, pursuant to which we have an obligation to make cash payments to Honeywell in amounts equal to 90% of payments for certain Honeywell environmental-liability payments, which include amounts billed (payments), less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales (the recoveries). While the amount payable by us in respect of such liabilities arising in any given year is subject to a cap of $140 million under the Reimbursement Agreement, the estimated liability for resolution of pending and future environmental-related liabilities recorded on our balance sheet are calculated as if we were responsible for 100% of the environmental-liability payments associated with certain sites. Refer to Note 15. Commitments and Contingencies in our 2022 Annual Report on Form 10-K for further discussion.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Tax Matters Agreement

In connection with the Spin-Off, we entered into the Tax Matters Agreement with Honeywell, pursuant to which we are responsible and will indemnify Honeywell for certain taxes, including certain income taxes, sales taxes, VAT and payroll taxes, relating to the business for all periods, including periods prior to the consummation of the Spin-Off. In addition, the Tax Matters Agreement addresses the allocation of liability for taxes that are incurred as a result of restructuring activities undertaken to effectuate the Spin-Off.

We are required to indemnify Honeywell for any taxes resulting from the failure of the Spin-Off and related internal transactions to qualify for their intended tax treatment under U.S. federal, state and local income tax law, as well as foreign tax law, where such taxes result from our action or omission not permitted by the Separation and Distribution Agreement between Honeywell and Resideo dated as of October 19, 2018 or the Tax Matters Agreement.

The following table summarizes information concerning the Reimbursement and Tax Matter Agreements’ liabilities:

(in millions)	Reimbursement Agreement	Tax Matters Agreement	Total
Balance as of December 31, 2022	$614	$106	$720
Accruals for liabilities deemed probable and reasonably estimable (1)	41	(2)	39
Payments to Honeywell	(35)	—	(35)
Balance as of April 1, 2023	$620	$104	$724
(1) Reimbursement Agreement liabilities deemed probable and reasonably estimable; however, it is possible we could pay $140 million per year (exclusive of any late payment fees up to 5% per annum) until the earlier of (1) December 31, 2043; or (2) December 31 of the third consecutive year during which the annual reimbursement obligation (including in respect of deferred payment amounts) has been less than $25 million.

The liabilities related to the Reimbursement and Tax Matters Agreements are included in the following balance sheet accounts:

(in millions)	April 1, 2023	December 31, 2022
Accrued liabilities	$140	$140
Obligations payable under Indemnification Agreements	584	580
Total indemnification liabilities	$724	$720

For the three months ended April 1, 2023 and April 2, 2022, net expenses related to the Reimbursement Agreement were $41 million and are recorded in other expense, net.

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

Trademark Agreement

We entered into a 40-year Trademark Agreement with Honeywell that authorizes our use of certain licensed trademarks in the operation of our business for the advertising, sale and distribution of certain licensed products. In exchange, we will pay to Honeywell a royalty fee of 1.5% on net revenue related to such licensed products, which is recorded in selling, general and administrative expense on the Unaudited Consolidated Statements of Operations. For the three months ended April 1, 2023 and April 2, 2022, royalty fees were $4 million and $6 million, respectively.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Other Matters

We are subject to lawsuits, investigations and disputes arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employee matters, intellectual property, and environmental, health, and safety matters. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of adverse judgments or outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. No such matters are material to our financial statements. Refer to Note 15. Commitments and Contingencies in our 2022 Annual Report on Form 10-K for further discussion of these matters.

Certain current or former directors and officers were defendants in a consolidated derivative action, In re Resideo Technologies, Inc. Derivative Litigation (the “Consolidated Federal Derivative Action”), which was stayed pending entry of final judgment in the related securities litigation and Delaware Chancery derivative action. An additional suit was filed in the Court of Chancery of the State of Delaware in 2021 and not consolidated with the Consolidated Federal Derivative Action. On November 17, 2022, the parties executed a Confidential Term Sheet summarizing the agreed terms of a global settlement to resolve all of the pending lawsuits and derivative claims. Under the terms of the settlement, we agreed to implement or codify certain corporate governance reforms and reimburse the plaintiffs’ attorneys’ fees of up to $1.6 million. On February 3, 2023, the parties executed a definitive stipulation of settlement. The United States District Court for the District of Minnesota preliminarily approved the settlement and a fairness hearing will be held on June 7, 2023. The final settlement remains subject to, among other things, court approval. The settlement liability is included in the other accrued liabilities in the Unaudited Consolidated Balance Sheets, and the expected insurance recovery of approximately $0.6 million is included in accounts receivable, net.

On September 16, 2022, Salvatore Badalamenti (“Plaintiff”) filed a putative class action lawsuit (the “Badalamenti Lawsuit”) in the U.S. District Court for the District of New Jersey against Honeywell International Inc. and the Company. Plaintiff alleges, among other things, that the Company violated certain consumer protection laws by falsely advertising the Company’s combination-listed single data-bus burglar and fire alarms system control units (the “Products”) as conforming to Underwriters Laboratories, Inc. (the “UL”) or the National Fire Protection Association (“NFPA”) standards and/or failing to disclose such nonconformance. Plaintiff further alleges that the Products are defective because they do not conform to the UL and NFPA industry standards. Plaintiff does not allege that he, or anyone else, has experienced any adverse event due to the alleged product defect or that the Products did not work. Plaintiff alleges causes of action for violation of the New Jersey Consumer Fraud Act, fraud, negligent misrepresentation, breach of express and implied warranties, violation of the Magnuson-Moss Warranty Act, unjust enrichment, and violation of the Truth-in-Consumer Contract, Warranty, and Notice Act.

Plaintiff seeks to represent a putative class of other persons in the U.S. who purchased the Products. Plaintiff, on behalf of himself and the putative class, seeks damages in an unknown amount, which he describes as the cost to repair and/or replace the Products and/or the diminution in value of the Products.

We believe we have strong defenses against the allegations and claims asserted in the Badalamenti Lawsuit and our motion to dismiss Plaintiff's complaint was fully briefed on March 3, 2023. We continue to defend the matter vigorously; however, there can be no assurance that we will be successful in such defense. In light of the early stage of the Badalamenti Lawsuit, we are unable to estimate the total costs to defend the matter or the potential liability to us in the event that we are not successful in our defense.

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

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended
(in millions)	April 1, 2023	April 2, 2022
Beginning balance	$48	$23
Accruals for warranties/guarantees issued during the year	5	6
Adjustment of pre-existing warranties/guarantees	—	(2)
Settlement of warranty/guarantee claims	(20)	(5)
Reserve of acquired company at date of acquisition	—	8
Ending balance	$33	$30

Note 17. Income Taxes

For interim periods, income tax is equal to the total of (1) year-to-date pretax income multiplied by the forecasted effective tax rate plus (2) tax expense items specific to the period. In situations where we expect to report losses and where we do not expect to receive tax benefits, we apply separate forecast effective tax rates to those jurisdictions rather than including them in the consolidated forecast effective tax rate.

For the three months ended April 1, 2023 and April 2, 2022, the net tax expense was $24 million and $34 million, respectively, and consists primarily of interim period tax expense based on year-to-date pretax income multiplied by our forecasted effective tax rate. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, non-deductible expenses, and U.S. taxation of foreign earnings.

Note 18. Earnings Per Share

The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share follows:

	Three Months Ended
(in millions, except per share data)	April 1, 2023	April 2, 2022
Numerator for Basic and Diluted Earnings Per Share:
Net income	$57	$87

Denominator for Basic and Diluted Earnings Per Share:
Weighted average basic number of common shares outstanding	147	145
Plus: dilutive effect of common stock equivalents	2	4
Weighted average diluted number of common shares outstanding	149	149

Earnings per share:
Basic	$0.39	$0.60
Diluted	$0.38	$0.58

Diluted earnings per share is computed based upon the weighted average number of shares of common stock outstanding for the period plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the period. For the three months ended April 1, 2023 and April 2, 2022, average options and other rights to purchase approximately 1.4 million and 0.5 million shares of our common stock, respectively, were outstanding and anti-dilutive, and therefore, are excluded from the computation of diluted earnings per share. In addition, an average of 0.8 million and 0.9 million shares of PSUs are excluded from the computation of diluted earnings per common share for the three months ended April 1, 2023 and April 2, 2022, respectively, as the contingency has not been satisfied.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following information should be read in conjunction with the Unaudited Consolidated Financial Statements included herein under “Item 1. Unaudited Consolidated Financial Statements” and the Audited Consolidated Financial Statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) included in our 2022 Annual Report on Form 10-K.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industries and our business and financial results. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” and words and terms of similar substance in connection with discussions of future operating or financial performance. This Quarterly Report includes industry and market data that we obtained from various third-party sources, including forecasts based upon such data; as with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Although we believe that the forward-looking statements contained in this Quarterly Report are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

•competition from other companies in our markets and segments, as well as in new markets and emerging markets;
•our ability to identify consumer preferences and industry standards, develop and protect intellectual property related thereto, and successfully market new technologies, products, and services to consumers;
•our reliance on certain suppliers;
•the impact of disruptions in our supply chain from third-party suppliers and manufacturers, including our inability to obtain necessary product components, production equipment or replacement parts;
•inability to consummate acquisitions on satisfactory terms or to integrate such acquisitions effectively;
•the impact of earthquakes, hurricanes, fires, power outages, floods, pandemics, epidemics, natural disasters and other catastrophic events. or other public health emergencies, such as COVID-19;
•the impact of potentially volatile global market and economic conditions and industry and end market cyclicality, including factors such as interest rates, inflation, availability of financing, consumer spending habits and preferences, housing market changes, and employment rates;
•failure to achieve and maintain a high level of product and service quality, including the impact of warranty claims, product recalls, and product liability actions that may be brought against us;
•our ability to retain or expand relationships with significant customers;
•the significant failure or inability to comply with specifications and manufacturing requirements or delays or other problems with existing or new products or inability to meet price requirements;
•inability to successfully execute transformation programs or to effectively manage our workforce;
•the failure to increase productivity through sustainable operational improvements;
•economic, political, regulatory, foreign exchange and other risks of international operations;
•the potential adverse impacts of enhanced tariff, import/export restrictions, or other trade barriers on global economic conditions, financial markets and our business;
•our dependence upon IT infrastructure and network operations having adequate cyber-security functionality;
•risks associated with the Reimbursement Agreement, the other agreements we entered into with Honeywell in connection with the Spin-Off, and our relationships with Honeywell, including our reliance on Honeywell for the Honeywell Home trademark and potential material environmental liabilities;
•regulations and societal actions to respond to global climate change;
•failure to comply with the broad range of current and future standards, laws and regulations in the jurisdictions in which we operate;
•the impact of potential material litigation matters, government proceedings, and other contingencies and uncertainties;
•our ability to borrow funds and access capital markets in light of the terms of our debt documents or otherwise;
•our ability to recruit and retain qualified personnel;
•currency exchange rate fluctuations; and
•other risks detailed under the caption “Risk Factors” in this Quarterly Report, in Part I, Item 1A in our 2022 Annual Report on Form 10-K, and other filings we make with the SEC.

There have been no material changes to the risk factors described in our 2022 Annual Report on Form 10-K. These risks could cause actual results to differ materially from those implied by forward-looking statements in this Quarterly Report. Even if our results of operations, financial condition and liquidity and the development of the industries in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, those results or developments may not be indicative of results or developments in subsequent periods.

Any forward-looking statements made by us in this Quarterly Report speak only as of the date on which they are made. We are under no obligation to and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

Overview and Business Trends
We are a leading global manufacturer and distributor of technology-driven products and solutions that help homeowners and businesses stay connected and in control of their comfort, security and energy use. We are a leader in the home heating, ventilation and air conditioning controls markets, smoke and carbon monoxide detection home safety and fire suppression products, and security markets. We have a global footprint serving commercial and residential end-markets. We manage our business operations through two operating segments, Products and Solutions and ADI Global Distribution. The Products and Solutions operating segment, consistent with our industry, has a higher gross and operating profit profile in comparison to the ADI Global Distribution operating segment.
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
Our ADI Global Distribution business is a leading wholesale distributor of low-voltage security products including access control, fire detection, security, and video products and participates significantly in the broader related markets of audio, communications, data communications, networking, power, ProAV, smart home, and wire and cable. Our ADI Global Distribution strategy is focused on growth in our omni-channel presence, expansion into adjacent markets, and continued enhancements to our value-add services to support our professional installers’ efficiency and profitability.
Our financial performance is influenced by macroeconomic factors such as repair and remodeling activity, residential and non-residential construction, employment rates, interest rates, lingering impacts of the COVID-19 pandemic, including to our supply chain, and the overall macroeconomic environment. Our visibility toward future performance is more limited due to uncertainty surrounding the prevailing macroeconomic environment. While we believe supply chain and logistics will continue to normalize over 2023, with end demand moderating as inventories rebalance over the period, uncertainties remain, including the potential for changes in inflation and interest rates, banking liquidity and consolidation, increased labor costs, unfavorable foreign currency impacts from a stronger U.S. Dollar and potential market and other disruption from the ongoing conflict in Ukraine.
Current Period Highlights
•Net revenue of $1.55 billion, up 3% from $1.51 billion in the first quarter 2022
•Income from operations of $138 million, or 8.9% of revenue, compared to $172 million, or 11.4% of revenue in the first quarter 2022
•Fully diluted earnings per share of $0.38, compared to $0.58 per share in the first quarter 2022
•Cash Flow From Operations was a use of cash of $4 million in the first quarter of 2023 as compared to $59 million in the first quarter of 2022
Recent Developments
On January 23, 2023, we acquired 100% of the outstanding equity of BTX, a leading distributor of professional audio, video, data communications and broadcast equipment. This acquisition will allow Resideo to further expand our Pro AV and private brand offerings across North America in the ADI business segment.

Results of Operations
The following table represents results of operations on a consolidated basis for the periods indicated:

	Three Months Ended
(in millions, except per share data and percentages)	April 1, 2023	April 2, 2022	$ change	% change
Net revenue	$1,549	$1,506	$43	2.9%
Cost of goods sold	1,129	1,068	61	5.7%
Gross profit	420	438	(18)	(4.1)%
Gross profit %	27.1%	29.1%		(200) bps
Research and development expenses	27	24	3	12.5%
Selling, general and administrative expenses	244	236	8	3.4%
Intangible asset amortization	9	6	3	50.0%
Restructuring and impairment expenses	2	—	2	N/A
Income from operations	138	172	(34)	(19.8)%
Other expenses, net	39	40	(1)	(2.5)%
Interest expense, net	18	11	7	63.6%
Income before taxes	81	121	(40)	(33.1)%
Provision for income taxes	24	34	(10)	(29.4)%
Net income	$57	$87	$(30)	(34.5)%

Earnings per share:
Basic	$0.39	$0.60	$(0.21)	(35.3)%
Diluted	$0.38	$0.58	$(0.20)	(34.6)%

Net Revenue
Net revenue for the three months ended April 1, 2023 was $1,549 million, an increase of $43 million, or 2.9%, from the same period in the prior year, driven primarily by $121 million from acquisitions and higher selling prices of $54 million across both segments. Partially offsetting these increases were lower sales volume of $105 million and unfavorable foreign currency fluctuations of approximately $27 million. Volume declines were driven by customer destocking, declines in the retail sales channel, and softened demand for security and energy products.
Gross Profit
The chart below presents the drivers of the gross profit variance from the three months ended April 2, 2022 to the three months ended April 1, 2023.

$600
$500
$400
$300
$200
$100
$0
$ in Millions
$438
$19
$47
$(44)
$(35)
$(6)
$1
$420
Q1 2022 Gross Profit
Price & Mix
Acquisitions
Sales Volume
Material Costs
FX
Other
Q1 2023 Gross Profit

Gross profit dollars decreased $18 million in the three months ended April 1, 2023 compared to the three months ended April 2, 2022 and gross margin decreased 200 basis points (“bps”) to 27.1% compared to 29.1% in the same period in the prior year. The decrease in gross margin was driven by 220 bps from higher manufacturing costs and 70 bps from lower volume leverage in both ADI and the Products and Solutions segment. These impacts were partially offset by 70 bps of positive gross margin impact from acquisitions and 20 bps from price increases and sales mix.
Research and Development Expenses
Research and development expenses for the three months ended April 1, 2023 were $27 million, an increase of $3 million, or 12.5%, from $24 million for the three months ended April 2, 2022. The increase was driven by $3 million of additional expense from First Alert.
Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended April 1, 2023, were $244 million, an increase of $8 million, or 3.4% primarily from the inclusion of First Alert and other acquisitions of $18 million offset by $10 million of transaction costs incurred in the first quarter of 2022.

Restructuring and Impairment Expenses
In the fourth quarter of 2022, we executed multiple restructuring programs to lower costs, increase margins and position us for growth. For the three months ended April 1, 2023, our Products and Solutions segment incurred additional restructuring expenses of $2 million primarily related to employee termination cost.
Intangible Asset Amortization
Intangible asset amortization increased $3 million for the three months ended April 1, 2023, as compared to the same period in 2022 due to the increased amortization costs primarily due intangibles obtained through acquisition activities.
Other Expenses, Net
Other expenses, net consists primarily of Reimbursement Agreement expenses in the amount of $41 million.
Interest Expense, Net
Interest expense, net increased $7 million for the three months ended April 1, 2023 as compared to the same period in 2022 due to higher interest rates in 2023 compared to 2022 and additional borrowings of $200 million associated with our A&R Credit Agreement.
Tax Expense
Income tax expense decreased by $10 million for the three months ended April 1, 2023 compared to the same period in 2022, primarily driven by a decrease in income before income taxes. The income tax rate increased 150 basis points for the three months ended April 1, 2023 compared to the same period in 2022, primarily due to the mix of earnings across the jurisdictions in which we operate, non-deductible expenses, and U.S. taxation of foreign earnings.

Segment Results of Operations

Products and Solutions
The chart below presents net revenue and income from operations for the three months ended April 1, 2023 and April 2, 2022.
Products and Solutions net revenue increased $39 million, or 6%, mainly due to revenue from the First Alert acquisition of $98 million and price increases of $28 million, partially offset by lower sales volume of $74 million and unfavorable foreign exchange fluctuations of $13 million. Income from operations decreased $36 million, or 24%, from prior year, primiarly due to higher manufacturing and input costs of $22 million and lower sales volume of $18 million, due to customer destocking.

ADI Global Distribution
The chart below presents net revenue and income from operations for the three months ended April 1, 2023 and April 2, 2022.
ADI Global Distribution net revenue increased $4 million, or 0.5%, driven by price increases of $25 million and the impact of acquisitions of $23 million, partially offset by lower sales volume of $30 million primarily, sales in residential security and AV categories, and unfavorable foreign exchange fluctuations of $14 million. Income from operations decreased $8 million, or 10%, due to lower sales volume of $6 million, additional investment in marketing and sales of $2 million, and foreign exchange fluctuations of $1 million, partially offset by positive sales mix and price increases, net of inflation of $2 million.
Corporate
Corporate costs for the three months ended April 1, 2023, were $51 million, a decrease of $10 million, or 16%, from $61 million in the same period of 2022. The decrease was due primarily to 2022 transaction costs associated with the First Alert acquisition of $10 million and a tax matter accrual release of $2 million. These positive impacts were partially offset by higher third-party spend of $3 million.

Capital Resources and Liquidity
As of April 1, 2023, total cash and cash equivalents were $292 million. Our liquidity is primarily dependent on our ability to continue to generate positive cash flows from operations, supplemented by external sources of capital, as needed. Additional liquidity may also be provided through access to the capital markets and our $500 million A&R Revolving Credit Facility.
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

Credit Agreement
As of April 1, 2023, we had $1,414 million of long-term debt outstanding under our A&R Credit Agreement and Senior Notes due 2029, of which $12 million is due in the next 12 months. Refer to Note 12. Long-Term Debt to the Unaudited Consolidated Financial Statements. We plan to transition the reference rate under the A&R Senior Credit Facilities from LIBOR to Secured Overnight Financing Rate (“SOFR”) during the second quarter of 2023.
Cash Flow Summary for the Three Months Ended April 1, 2023 and April 2, 2022
Our cash flows from operating, investing and financing activities for the three months ended April 1, 2023 and April 2, 2022, as reflected in the Unaudited Consolidated Financial Statements are summarized as follows:

	Three Months Ended
(in millions)	April 1, 2023	April 2, 2022	$ change
Cash provided by (used for) operating activities:
Operating activities	$(4)	$(59)	$55
Investing activities	(26)	(665)	639
Financing activities	(9)	189	(198)
Effect of exchange rate changes on cash	6	—	6
Net decrease in cash, cash equivalents and restricted cash	$(33)	$(535)	$502
Net cash used for operating activities for the three months ended April 1, 2023 was $4 million. Compared to the three months ended April 2, 2022, net cash used for operating activities was $55 million higher due to improved working capital management in the Products and Solutions segment.

Net cash used for investing activities for the three months ended April 1, 2023 was $26 million, a decrease of $639 million compared to the three months ended April 2, 2022, as a result of the 2022 acquisitions in the Products and Solutions and ADI Global Distribution segments to support growth opportunities.

Net cash used for financing activities was $9 million during the three months ended April 1, 2023, as compared to cash provided by financing activities of $189 million for the three months ended April 2, 2022. The decrease of $198 million was primarily due to $200 million of proceeds received in March 2022 from the Amended A&R Credit Agreement.
Contractual Obligations and Probable Liability Payments
In addition to our long-term debt discussed above, our material cash requirements include the following contractual obligations.

Reimbursement Agreement Payments

In connection with the Spin-Off, we entered into the Reimbursement Agreement with Honeywell. As of April 1, 2023, a liability of $620 million was deemed probable and reasonably estimable; however, it is possible we could pay $140 million per year (exclusive of any late payment fees up to 5% per annum) until the earlier of: (1) December 31, 2043; or (2) December 31 of the third consecutive year during which the annual reimbursement obligation (including in respect of deferred payment amounts) has been less than $25 million. During the three months ended April 1, 2023, we paid Honeywell $35 million under the Reimbursement Agreement. For further discussion on the Reimbursement Agreement, refer to Note 16. Commitments and Contingencies to the Unaudited Consolidated Financial Statements.
Environmental Liability Payments
We make environmental liability payments for sites which we own and are directly responsible. As of April 1, 2023, a payment of $22 million was deemed probable and reasonably estimable.

Operating Leases
We have operating lease arrangements for the majority of our manufacturing sites, offices, engineering and lab sites, stocking locations, warehouses, automobiles, and certain equipment. As of April 1, 2023, we had operating lease payment obligations of $204 million, with $38 million payable within 12 months.
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
Other Matters
Litigation, Environmental Matters and the Reimbursement Agreement
Refer to Note 16. Commitments and Contingencies to the Unaudited Consolidated Financial Statements.
Recent Accounting Pronouncements
Refer to Note 2. Summary of Significant Accounting Policies to the Unaudited Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk from foreign currency exchange rates, commodity price risk and interest rates, which could affect operating results, financial position and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments.
Interest Rate Risk
As of April 1, 2023, $568 million of our $1,128 million A&R Term B Facility debt outstanding, excluding unamortized deferred financing costs, carried variable interest rates. In March 2021, we entered into eight interest rate Swap Agreements with various financial institutions for a combined notional amount of $560 million. The Swap Agreements effectively converted a portion of our variable interest rate obligations based on three-month LIBOR with a minimum rate of 0.50% per annum to a base fixed weighted average rate of 0.9289%. For more information on the Swap Agreements, refer to Note 13. Derivative Financial Instruments to the Unaudited Consolidated Financial Statements. The fair market value of our fixed-rate financial instruments and the Swap Agreements are sensitive to changes in interest rates. As of April 1, 2023, an increase in interest rate by 100 basis points would have an approximate $6 million impact on our annual interest expense.

In March and April 2023, we modified two of the eight Swap Agreements, each with a notional values of $70 million that mature in May 2024 as follows: (i) the original swap agreements were cancelled for no termination payment and (ii) we simultaneously entered into new pay-fixed interest rate swaps with a notional amount of $70 million, effectively blending the asset positions of the original interest rate swap agreements into new swap agreements and extending the term of our hedged position to February 2027. We plan to amend the remaining six Swap Agreements to transition from a LIBOR-based reference rate to Secured Overnight Financing Rate (“SOFR”) during the second quarter of 2023.
Foreign Currency Exchange Rate Risk

We are exposed to market risks from changes in currency exchange rates. While we primarily transact with customers and suppliers in the U.S. Dollar, we also transact in foreign currencies, primarily including the Mexican Peso, Euro, British Pound, Indian Rupee, Canadian Dollar, and Czech Koruna. These exposures may impact total assets, liabilities, future earnings and/or operating cash flows. Our exposure to market risk for changes in foreign currency exchange rates arises from transactions arising from international trade, foreign currency denominated monetary assets and liabilities, and international financing activities between subsidiaries. We rely primarily on natural offsets to address our exposures and may supplement this approach from time to time by entering into forward and option hedging contracts. As of April 1, 2023, we have no outstanding hedging arrangements.

Commodity Price Risk
While we are exposed to commodity price risk, we attempt to pass through significant changes in component and raw material costs to our customers based on the contractual terms of our arrangements. In limited situations, we may not be fully compensated for such changes in costs.
Item 4. Controls and Procedures.
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
Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended April 1, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings

Refer to Note 16. Commitments and Contingencies to Unaudited Consolidated Financial Statements of this Quarterly Report for a discussion on legal proceedings.

Item 1A. Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal, and regulatory risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations, and historical trends. There have been no material changes to the risk factors described in our 2022 Annual Report on Form 10-K.

Item 6.    Exhibits

The Exhibits listed below on the Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.2	Amended and Restated By-laws of Resideo Technologies, Inc. (incorporated by reference to Exhibit 3.2 to Resideo’s Form 8-K filed on February 6, 2023, File No. 001-38635)

4.1	Fourth Supplemental Indenture, dated April 11, 2023, to the Senior Notes Indenture, dated August 26, 2021, relating to the Issuer's 4.000% Senior Notes due 2029 (filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	Inline XBRL Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Resideo Technologies, Inc.

Date: May 3, 2023	By:	/s/ Anthony L. Trunzo
Anthony L. Trunzo Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Date: May 3, 2023	By:	/s/ Tina Beskid
Tina Beskid
Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)