Form 10-Q
period 2023-07-01
RESIDEO TECHNOLOGIES, INC.
filed 2023-08-04
CIK 1740332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 21, 2023 was 147,652,724 shares.

Part I. Financial Information
Item 1. Unaudited Consolidated Financial Statements.
Resideo Technologies, Inc.
Consolidated Balance Sheets
(Unaudited)

(in millions, except par value)	July 1, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$381	$326
Accounts receivable, net	1,043	1,002
Inventories, net	1,001	975
Other current assets	197	199
Total current assets	2,622	2,502

Property, plant and equipment, net	388	366
Goodwill	2,737	2,724
Intangible assets, net	467	475
Other assets	322	320
Total assets	$6,536	$6,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$948	$894
Current portion of long-term debt	12	12
Accrued liabilities	564	640
Total current liabilities	1,524	1,546

Long-term debt	1,400	1,404
Obligations payable under Indemnification Agreements	591	580
Other liabilities	344	328
Total liabilities	3,859	3,858

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Common stock, $0.001 par value: 700 shares authorized, 151 and 148 shares issued and outstanding at July 1, 2023, and 148 and 146 shares issued and outstanding at December 31, 2022, respectively	—	—
Additional paid-in capital	2,204	2,176
Retained earnings	707	600
Accumulated other comprehensive loss, net	(184)	(212)
Treasury stock at cost	(50)	(35)
Total stockholders’ equity	2,677	2,529
Total liabilities and stockholders’ equity	$6,536	$6,387
Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
(in millions, except per share data)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net revenue	$1,602	$1,686	$3,151	$3,192
Cost of goods sold	1,166	1,219	2,295	2,287
Gross profit	436	467	856	905
Research and development expenses	29	28	56	52
Selling, general and administrative expenses	242	244	486	479
Intangible asset amortization	10	9	19	16
Restructuring and impairment expenses	2	—	4	—
Income from operations	153	186	291	358
Other expenses, net	42	42	82	82
Interest expense, net	17	13	34	24
Income before taxes	94	131	175	252
Provision for income taxes	44	37	68	71
Net income	$50	$94	$107	$181

Earnings per share:
Basic	$0.34	$0.65	$0.73	$1.25
Diluted	$0.34	$0.63	$0.72	$1.22

Weighted average number of shares outstanding:
Basic	147	145	147	145
Diluted	149	149	149	149
Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(in millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Comprehensive income:
Net income	$50	$94	$107	$181
Other comprehensive income (loss), net of tax:
Foreign exchange translation gain (loss)	10	(70)	26	(79)
Pension liability adjustments	1	—	4	—
Changes in fair value of effective cash flow hedges	5	1	(2)	24
Total other comprehensive income (loss), net of tax	16	(69)	28	(55)
Comprehensive income	$66	$25	$135	$126
Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(in millions)	July 1, 2023	July 2, 2022
Cash Flows From Operating Activities:
Net income	$107	$181
Adjustments to reconcile net income to net cash in operating activities:
Depreciation and amortization	49	45
Restructuring and impairment expenses	4	—
Stock-based compensation expense	25	22
Other, net	2	(5)
Changes in assets and liabilities, net of acquired companies:
Accounts receivable, net	(35)	(145)
Inventories, net	(15)	(127)
Other current assets	3	(21)
Accounts payable	44	54
Accrued liabilities	(94)	(47)
Other, net	27	19
Net cash provided by (used in) operating activities	117	(24)
Cash Flows From Investing Activities:
Capital expenditures	(49)	(24)
Acquisitions, net of cash acquired	(6)	(633)
Other investing activities, net	—	(13)
Net cash used in investing activities	(55)	(670)
Cash Flows From Financing Activities:
Proceeds from issuance of A&R Term B Facility	—	200
Repayments of long-term debt	(6)	(6)
Other financing activities, net	(12)	(11)
Net cash (used in) provided by financing activities	(18)	183
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	10	(13)
Net increase (decrease) in cash, cash equivalents and restricted cash	54	(524)
Cash, cash equivalents and restricted cash at beginning of period	329	779
Cash, cash equivalents and restricted cash at end of period	$383	$255

Supplemental Cash Flow Information:
Interest paid	$46	$21
Taxes paid, net of refunds	$67	$79
Capital expenditures in accounts payable	$20	$22
Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

Fiscal Quarters	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except shares in thousands)	Shares	Amount	Additional Paid-In Capital	Retained Earnings		Shares	Amount	Total Stockholders’ Equity
Balance at April 2, 2022	147,084	$—	$2,191	$657	$(200)	2,547	$(44)	$2,604
Net income	—	—	—	50	—	—	—	50
Other comprehensive income, net of tax	—	—	—	—	16	—	—	16
Common stock issuance, net of shares withheld for taxes	565	—	—	—	—	355	(6)	(6)
Stock-based compensation expense	—	—	13	—	—	—	—	13
Balance at July 1, 2023	147,649	$—	$2,204	$707	$(184)	2,902	$(50)	$2,677

Balance at April 3, 2022	145,372	$—	$2,135	$404	$(151)	1,696	$(27)	$2,361
Net income	—	—	—	94	—	—	—	94
Other comprehensive loss, net of tax	—	—	—	—	(69)	—	—	(69)
Common stock issuance, net of shares withheld for taxes	312	—	1	—	—	148	(4)	(3)
Stock-based compensation expense	—	—	11	—	—	—	—	11
Balance at July 2, 2022	145,684	$—	$2,147	$498	$(220)	1,844	$(31)	$2,394

Fiscal Year to Date Periods	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except shares in thousands)	Shares	Amount	Additional Paid-In Capital	Retained Earnings		Shares	Amount	Total Stockholders’ Equity
Balance at January 1, 2023	146,222	$—	$2,176	$600	$(212)	2,050	$(35)	$2,529
Net income	—	—	—	107	—	—	—	107
Other comprehensive income, net of tax	—	—	—	—	28	—	—	28
Common stock issuance, net of shares withheld for taxes	1,427	—	3	—	—	852	(15)	(12)
Stock-based compensation expense	—	—	25	—	—	—	—	25
Balance at July 1, 2023	147,649	$—	$2,204	$707	$(184)	2,902	$(50)	$2,677

Balance at January 1, 2022	144,808	$—	$2,121	$317	$(165)	1,440	$(21)	$2,252
Net income	—	—	—	181	—	—	—	181
Other comprehensive loss, net of tax	—	—	—	—	(55)	—	—	(55)
Common stock issuance, net of shares withheld for taxes	876	—	4	—	—	404	(10)	(6)
Stock-based compensation expense	—	—	22	—	—	—	—	22
Balance at July 2, 2022	145,684	$—	$2,147	$498	$(220)	1,844	$(31)	$2,394
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

Basis of Consolidation and Reporting

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the Unaudited Consolidated Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the Unaudited Consolidated Financial Statements included herein contain all adjustments, which consist of normal recurring adjustments, necessary to fairly present our financial position, results of operations and cash flows for the periods indicated. Operating results for the period from January 1, 2023 through July 1, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.

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

Reclassification

For the purpose of comparability, certain prior period amounts have been reclassified to conform to current period classification.

Note 2. Summary of Significant Accounting Policies

Our significant accounting policies are detailed in Note 2. Summary of Significant Accounting Policies of the Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to these policies that have had a material impact on the Unaudited Consolidated Financial Statements and accompanying notes for the three and six months ended July 1, 2023.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and subsequent amendment to the initial guidance: ASU 2021-01, Reference Rate Reform (Topic 848): Scope (collectively, “Topic 848”). Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. This guidance may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2024. The impact of the adoption of this standard on our financial statements and related disclosures, including accounting policies, processes, and systems, was not material. Refer to Note 12. Long-Term Debt and Note 13. Derivative Financial Instruments to the Unaudited Consolidated Financial Statements for further discussion.

Note 3. Acquisitions

Pro forma results of operations for the following acquisitions have not been presented, as the impact on our consolidated financial results was not material.

2023 Acquisitions

BTX Technologies, Inc.—On January 23, 2023, we acquired 100% of the outstanding equity of BTX Technologies, Inc., (“BTX”) a leading distributor of professional audio, video, data communications, and broadcast equipment. We report BTX’s results within the ADI Global Distribution segment. We have made a preliminary purchase price allocation that is subject to change as additional information is obtained.

2022 Acquisitions

Teknique Limited—On December 23, 2022, we acquired 100% of the outstanding equity of Teknique Limited, a developer and producer of edge-based, artificial intelligence-enabled video camera solutions. We report Teknique Limited’s results within the Products and Solutions segment. Purchase consideration included cash and a note payable with the former owner. We have made a preliminary purchase price allocation that is subject to change as additional information is obtained.

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

Corporate expenses relate to functions within the corporate office that support the operating segments such as acquisition-related costs, legal, tax, treasury, human resources, IT, strategy, accounting, communications, innovation, business development, facilities management, corporate travel expenses and other executive costs. Additionally, included within Corporate are unallocated non-operating items such as pension expense, Reimbursement Agreement expense, interest income, interest expense, and other income (expense).

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions, and assesses operating performance.

The following table represents summary financial data attributable to the segments:

	Three Months Ended		Six Months Ended
(in millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net revenue
Products and Solutions	$677	$764	$1,335	$1,383
ADI Global Distribution	925	922	1,816	1,809
Total net revenue	$1,602	$1,686	$3,151	$3,192

	Three Months Ended		Six Months Ended
(in millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Income from operations
Products and Solutions	$128	$154	$245	$307
ADI Global Distribution	79	86	151	166
Corporate	(54)	(54)	(105)	(115)
Total income from operations	$153	$186	$291	$358

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

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents revenue by business line and geographic location, as we believe this presentation best depicts how the nature, amount, timing, and uncertainty of net revenue and cash flows are affected by economic factors:

	Three Months Ended		Six Months Ended
(in millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Products and Solutions
Air	$218	$262	$429	$476
Safety and Security	248	267	476	422
Energy	132	154	268	313
Water	79	81	162	172
Total Products and Solutions	677	764	1,335	1,383

ADI Global Distribution
U.S. and Canada	806	791	1,574	1,543
EMEA (1)	119	123	242	249
APAC (2)	—	8	—	17
Total ADI Global Distribution	925	922	1,816	1,809

Total net revenue	$1,602	$1,686	$3,151	$3,192
(1)EMEA represents Europe, the Middle East and Africa.
(2)APAC represents Asia and Pacific countries.

Note 6. Restructuring

In 2022 we initiated certain restructuring programs to lower costs, increase gross and operating margins and position us for growth (“2022 Plan”). We expect to fully execute our restructuring initiatives and programs over the next 12-24 months, and we may incur future additional restructuring expenses associated with these plans. We are unable at this time to make a good faith determination of cost estimates, or ranges of cost estimates, associated with future phases of the plans or the total costs we may incur in connection with these plans. Refer to Note 6. Restructuring Expenses in our 2022 Annual Report on Form 10-K for further discussion of our restructuring programs.

The following table summarizes the status of our restructuring expenses included within accrued liabilities on the Unaudited Consolidated Balance Sheets.

(in millions)	July 1, 2023	December 31, 2022
Beginning of period	$27	$9
Charges	4	26
Usage (1)	(13)	(5)
Other	—	(3)
End of period	$18	$27
(1) Usage primarily relates to cash payments associated with employee termination costs.

In the third quarter, we initiated another restructuring program with estimated costs of $25 million.

Note 7. Pension Plans

During the first quarter of 2023, we recognized pension settlement losses of $3 million related to our U.S. qualified defined benefit pension plan. The non-cash pension settlement loss resulted from a voluntary lump sum window offering and the purchase of a group annuity contract that transferred a portion of the assets and liabilities to an insurance company. The corresponding remeasurement of our U.S. qualified defined benefit pension plan during the first quarter of 2023 resulted in

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
a decrease in both plan assets and liabilities of $60 million. No significant activity occurred during the second quarter of 2023.

Note 8. Stock-Based Compensation Plans

The Stock Incentive Plans, which consists of the Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates and the 2018 Stock Incentive Plan for Non-Employee Directors of Resideo Technologies, Inc., provides for the grant of stock options, stock appreciation rights, restricted stock units, restricted stock, and other stock-based awards.

During the second quarter of 2023, the Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates was further amended to increase the number of shares of our common stock available for issuance by 3.5 million shares for an aggregate of 19.5 million shares with no more than 7.5 million shares being available for grant in the form of stock options.

A summary of awards granted as part of our annual long-term compensation follows:

	Six Months Ended July 1, 2023		Six Months Ended July 2, 2022
	Number of Stock Units Granted	Weighted average grant date fair value per share	Number of Stock Units Granted	Weighted average grant date fair value per share
Performance Stock Units (“PSUs”)	553,071	$29.89	672,453	$36.04
Restricted Stock Units (“RSUs”)	1,481,793	$19.01	1,035,043	$24.54

Annual RSU awards to our key employees generally have a three-year service or performance period. RSU awards to our non-employee directors have a one-year service period. The fair value is determined at the grant date. PSUs granted in 2023 were issued with the shares awarded per unit being based on the difference in performance between the total stockholders’ return of our common stock against that of the S&P 600 Industrials Index. PSUs granted prior to 2023 were issued with the shares awarded per unit being based on the difference in performance between the total stockholders’ return of our common stock against that of the S&P 400 Industrials Index.

Stock-based compensation expense, net of tax was $12 million and $24 million for the three and six months ended July 1, 2023, respectively. For the three and six months ended July 2, 2022, stock-based compensation expense, net of tax was $10 million and $21 million, respectively.

Note 9. Inventories, net

The following table summarizes the details of our inventories, net:

(in millions)	July 1, 2023	December 31, 2022
Raw materials	$248	$251
Work in process	26	25
Finished products	727	699
Total inventories, net	$1,001	$975

Note 10. Goodwill and Intangible Assets, net

Our goodwill balance and changes in carrying value by segment are as follows:

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(in millions)	Products and Solutions	ADI Global Distribution	Total
Balance at December 31, 2022	$2,072	$652	$2,724
Acquisitions	—	4	4
Adjustments	(2)	(1)	(3)
Impact of foreign currency translation	8	4	12
Balance at July 1, 2023	$2,078	$659	$2,737

The following table summarizes the net carrying amount of intangible assets:

(in millions)	July 1, 2023	December 31, 2022
Intangible assets subject to amortization	$287	$295
Indefinite-lived intangible assets	180	180
Total intangible assets	$467	$475

Intangible assets subject to amortization consisted of the following:

	July 1, 2023			December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and technology	$65	$(30)	$35	$65	$(28)	$37
Customer relationships	318	(129)	189	313	(117)	196
Trademarks	14	(10)	4	14	(8)	6
Software	184	(125)	59	175	(119)	56
Intangible assets subject to amortization	$581	$(294)	$287	$567	$(272)	$295

Intangible assets amortization expense was $10 million and $19 million for the three and six months ended July 1, 2023, respectively. For the three and six months ended July 2, 2022, intangible assets amortization expense was $9 million and $16 million, respectively.

Note 11. Leases

Total operating lease costs are as follows:

	Three Months Ended		Six Months Ended
(in millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Operating lease cost:
Cost of goods sold	$5	$7	$10	$10
Selling, general and administrative expenses	15	13	29	25
Total operating lease costs	$20	$20	$39	$35

Total operating lease costs include variable lease costs of $6 million and $12 million for the three and six months ended July 1, 2023, respectively. For the three and six months ended July 2, 2022, total operating lease costs include variable lease costs of $5 million and $9 million, respectively.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the carrying amounts of our operating lease assets and liabilities:

(in millions)	Financial Statement Line Item	July 1, 2023	December 31, 2022
Operating lease assets	Other assets	$192	$191
Operating lease liabilities - current	Accrued liabilities	$38	$37
Operating lease liabilities - non-current	Other liabilities	$166	$166

Supplemental cash flow information related to operating leases was as follows:

	Six Months Ended
(in millions)	July 1, 2023	July 2, 2022
Cash paid for operating lease liabilities	$18	$16
Non-cash activities: operating lease assets obtained in exchange for new operating lease liabilities	$15	$56

Note 12. Long-Term Debt

Long-term debt is comprised of the following:

(in millions)	July 1, 2023	December 31, 2022
4.000% Senior Notes due 2029	$300	$300
Variable rate A&R Term B Facility	1,126	1,131
Gross debt	1,426	1,431
Less: current portion of long-term debt	(12)	(12)
Less: unamortized deferred financing costs	(14)	(15)
Total long-term debt	$1,400	$1,404

A&R Senior Credit Facilities

On February 12, 2021, we entered into an Amendment and Restatement Agreement with JP Morgan Chase Bank N.A. as administrative agent (“the A&R Credit Agreement”). The A&R Credit Agreement provides for (i) an initial seven-year senior secured Term B loan facility in an aggregate principal amount of $950 million, which was later amended to add $200 million in additional term loans (the “A&R Term B Facility”) and (ii) a five-year senior secured revolving credit facility in an aggregate principal amount of $500 million (the “A&R Revolving Credit Facility” and, together with the A&R Term B Facility, the “A&R Senior Credit Facilities”).

The A&R Senior Credit Facilities contain customary LIBOR replacement language, including, but not limited to, the use of rates based on secured overnight financing rate (“SOFR”), which is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities in the repurchase agreement market and is administered by the Federal Reserve Bank of New York. On June 30, 2023, we modified the calculation of interest under the A&R Senior Credit Facilities from being calculated based on LIBOR to being calculated based on SOFR. Therefore, the A&R Senior Credit Facilities bears interest at a rate per annum of Term SOFR plus a credit spread adjustment of 10 basis points for the A&R Revolving Credit Facility and varying credit spread adjustments for the A&R Term B Facility, based on the tenor of each individual borrowing. No other material terms of the A&R Senior Credit Facilities were amended.

At July 1, 2023 and December 31, 2022, the weighted average interest rate for the A&R Term B Facility, excluding the effect of the interest rate swaps, was 7.57% and 6.78%, respectively, and there were no borrowings and no letters of credit issued under the A&R Revolving Credit Facility. As of July 1, 2023, we were in compliance with all covenants related to the A&R Senior Credit Facilities.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
We entered into certain interest rate swap agreements in March 2021, which were amended in June 2023 to transition from a hedge of LIBOR-based cash flows to a hedge of SOFR-based cash flows. These interest rate swap agreements effectively convert a portion of our variable-rate debt to fixed rate debt. Refer to Note 13. Derivative Financial Instruments for further discussion.

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
In March and April 2023, we modified two of the eight Swap Agreements, each with a notional value of $70 million that matures in May 2024 as follows: (i) the original interest rate swap agreements were cancelled for no termination payment and (ii) we simultaneously entered into new pay-fixed interest rate swap agreements with a notional amount of $70 million each, effectively blending the asset positions of the original interest rate swap agreements into new interest swap agreements and extending the term of our hedged positions to February 2027. In connection with these transactions, no cash was exchanged between us and the counterparty. The new pay-fixed interest rate swap agreements qualify as a hybrid instrument in accordance with Accounting Standards Codification 815, Derivatives and Hedging, consisting of financing components and embedded at-market derivatives that were designated as cash flow hedges. The amounts remaining in accumulated other comprehensive loss for the modified interest rate swap agreements as of July 1, 2023 were approximately $5 million in aggregate and are being amortized as a reduction to interest expense over the effective period of the original interest rate swap agreements, or May 2024. The financing components are accounted for at amortized cost over the life of the swap while the embedded at-market derivatives are accounted for at fair value.

On June 23, 2023, we amended the Swap Agreements to transition from a hedge of LIBOR-based cash flows to a hedge of SOFR-based cash flows. Under the amended Swap Agreements, we convert a portion of our variable interest rate obligations based on Term SOFR with a minimum rate of 0.39% per annum to a base fixed weighted average rate of 1.13% over the remaining terms. We designated the Swap Agreements as cash flow hedges of the variability in expected cash outflows for interest payments.

The Swap Agreements are adjusted to fair value on a quarterly basis. The fair value of each swap is presented within the Unaudited Consolidated Balance Sheets, and we recognize any changes in the fair value as an adjustment of accumulated other comprehensive loss within equity to the extent the swap is effective. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive loss related to the Swap Agreements are reclassified into income resulting in a net interest expense on the hedged amount of the underlying debt obligation equal to the effective yield of the fixed rate of the swap.

The following table summarizes the fair value and presentation of derivative instruments in the Unaudited Consolidated Balance Sheets as well as the changes in fair value recorded in accumulated other comprehensive loss:

	Fair Value of Derivative Assets
(in millions)	Financial Statement Line Item	July 1, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Interest rate swaps	Other current assets	$23	$23
Interest rate swaps	Other assets	20	22
Total derivative assets designated as hedging instruments		$43	$45

Unrealized gain	Accumulated other comprehensive loss	$40	$42

The following table summarizes the effect of derivative instruments designated as cash flow hedges in other comprehensive income and the Unaudited Consolidated Statements of Operations:

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Six Months Ended
(in millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Gains recorded in accumulated other comprehensive loss, beginning of period:	$35	$29	$42	$6
Current period (loss) gain recognized in/reclassified from other comprehensive income	5	1	(2)	24
Gains recorded in accumulated other comprehensive loss, end of period	$40	$30	$40	$30

Unrealized gains expected to be reclassified from accumulated other comprehensive loss in the next 12 months are estimated to be $29 million as of July 1, 2023.

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

Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. There were no changes in the methodologies used in our valuation practices as of July 1, 2023.

The fair values of long-term debt instruments were determined using quoted market prices in inactive markets or discounted cash flows based upon current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy.

The following table provides a summary of the carrying amount and fair value of outstanding debt:

	July 1, 2023		December 31, 2022
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt:
4.000% Senior Notes due 2029	$300	$249	$300	$242
Variable rate A&R Term B Facility	1,126	1,124	1,131	1,125
Total debt	$1,426	$1,373	$1,431	$1,367

Refer to Note 12. Long-Term Debt to the Unaudited Consolidated Financial Statements for further discussion.

Interest Rate Risk—We have exposure to movements in interest rates associated with cash and borrowings. We have entered, and in the future may enter into various interest rate protection agreements in order to limit the impact of movements in interest rates. The fair values of interest rate swaps have been determined based on market value equivalents at the balance sheet date, taking into account the current interest rate environment and therefore, were classified as Level 2 measurements in the fair value hierarchy.

The following table provides a summary of the carrying amount and fair value of our interest rate swaps:

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	July 1, 2023		December 31, 2022
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Interest rate swaps	$43	$43	$45	$45

Refer to Note 13. Derivative Financial Instruments to the Unaudited Consolidated Financial Statements for further discussion.

There are no Level 1 or Level 3 assets or liabilities for the periods presented. The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued and other liabilities approximate fair value because of the short-term maturity of these amounts.

Note 15. Accrued Liabilities

Accrued liabilities consist of the following:

(in millions)	July 1, 2023	December 31, 2022
Obligations payable under Indemnification Agreements	$140	$140
Compensation, benefit and other employee-related	86	108
Customer rebate reserve	82	98
Product warranties	21	40
Current operating lease liability	38	37
Taxes payable	37	38
Other (1)	160	179
Total accrued liabilities	$564	$640
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

Environment-related expenses for sites owned and operated by us are presented within cost of goods sold for operating sites. For the three and six months ended July 1, 2023 and July 2, 2022, environmental expenses related to these operating sites were not material. Liabilities for environmental costs were $22 million at July 1, 2023 and December 31, 2022.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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

The following table summarizes information concerning the Reimbursement and Tax Matter Agreements’ liabilities:

(in millions)	Reimbursement Agreement	Tax Matters Agreement	Total
Balance as of December 31, 2022	$614	$106	$720
Accruals for liabilities deemed probable and reasonably estimable (1)	85	(4)	81
Payments to Honeywell	(70)	—	(70)
Balance as of July 1, 2023	$629	$102	$731
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

The liabilities related to the Reimbursement and Tax Matters Agreements are included in the following balance sheet accounts:

(in millions)	July 1, 2023	December 31, 2022
Accrued liabilities	$140	$140
Obligations payable under Indemnification Agreements	591	580
Total indemnification liabilities	$731	$720

For the three and six months ended July 1, 2023, net expenses related to the Reimbursement Agreement were $44 million and $85 million, respectively, and for the three and six months ended July 2, 2022, net expenses related to the Reimbursement Agreement were $45 million and $86 million, respectively, and are recorded in other expense, net.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

Trademark Agreement

We entered into a 40-year Trademark Agreement with Honeywell that authorizes our use of the Honeywell Home trademark in the operation of our business for the advertising, sale and distribution of certain licensed products. In exchange, we pay Honeywell a royalty fee based on net revenue related to such licensed products, which is recorded in selling, general and administrative expense in the Unaudited Consolidated Statements of Operations. For the three and six months ended July 1, 2023, royalty fees were $5 million and $9 million, respectively. For the three and six months ended July 2, 2022, royalty fees were $5 million and $11 million, respectively.

Other Matters

We are subject to lawsuits, investigations and disputes arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability, acquisitions and divestitures, employee matters, intellectual property, and environmental, health, and safety matters. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of adverse judgments or outcomes in these matters, as well as potential ranges of possible losses, based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. No such matters are material to our financial statements. Refer to Note 15. Commitments and Contingencies in our 2022 Annual Report on Form 10-K for further discussion of these matters.

Certain current or former directors and officers were defendants in a consolidated derivative action, In re Resideo Technologies, Inc. Derivative Litigation (the “Consolidated Federal Derivative Action”), which was stayed pending entry of final judgment in the related securities litigation and Delaware Chancery derivative action. An additional suit was filed in the Court of Chancery of the State of Delaware in 2021 and not consolidated with the Consolidated Federal Derivative Action. On November 17, 2022, the parties executed a Confidential Term Sheet summarizing the agreed terms of a global settlement to resolve all of the pending lawsuits and derivative claims. Under the terms of the settlement, we agreed to implement or codify certain corporate governance reforms and reimburse the plaintiffs’ attorneys’ fees of up to $1.6 million. On February 3, 2023, the parties executed a definitive stipulation of settlement. The U.S. District Court for the District of Minnesota preliminarily approved the settlement and a fairness hearing was held on June 22, 2023. The final settlement remains subject to, among other things, court approval. The settlement liability is included in the other accrued liabilities in the Unaudited Consolidated Balance Sheets, and the expected insurance recovery of approximately $0.6 million is included in accounts receivable, net.

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

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

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

On June 28, 2023, Lisset Tredo, a Company employee, filed a putative class action complaint in the San Diego County Superior Court on behalf of all non-exempt employees in California, in which she alleges violations by the Company of the California Labor Code related to sick leave pay, accurate wage statements, recordkeeping, and pay timing (“the Tredo Lawsuit”). In the Tredo Lawsuit, Tredo seeks alleged unpaid wages, restitution, interest, statutory penalties, attorneys’ fees and costs in an unknown amount.

We are investigating the allegations and defenses. We intend to defend the matter vigorously; however, there can be no assurance that we will be successful in such defense. In light of the early stage of the Tredo Lawsuit, we are unable to estimate the total costs to defend the matter or the potential liability to us in the event that we are not successful in our defense.

Warranties and Guarantees

In the normal course of business, we issue product warranties and product performance guarantees. We accrue for the estimated cost of product warranties and product performance guarantees based on contract terms and historical experience at the time of sale. Adjustments to initial obligations for warranties and guarantees are made as changes to the obligations become reasonably estimable. Product warranties and product performance guarantees are included in accrued and other liabilities. The following table summarizes information concerning recorded obligations for product warranties and product performance guarantees:

(in millions)	July 1, 2023	December 31, 2022
Beginning balance	$48	$23
Accruals for warranties/guarantees issued during the year	12	30
Adjustment of pre-existing warranties/guarantees	(1)	(2)
Settlement of warranty/guarantee claims	(28)	(17)
Reserve of acquired company at date of acquisition	—	14
Ending balance	$31	$48

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

For the three and six months ended July 1, 2023, the net tax expense was $44 million and $68 million, respectively, and for the three and six months ended July 2, 2022, net tax expense was $37 million and $71 million, respectively, and consists primarily of interim period tax expense based on year-to-date pretax income multiplied by our forecasted effective tax rate. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, non-deductible expenses, and U.S. taxation of foreign earnings.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 18. Earnings Per Share

The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share follows:

	Three Months Ended		Six Months Ended
(in millions, except per share data)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Numerator for Basic and Diluted Earnings Per Share:
Net income	$50	$94	$107	$181

Denominator for Basic and Diluted Earnings Per Share:
Weighted average basic number of common shares outstanding	147	145	147	145
Plus: dilutive effect of common stock equivalents	2	4	2	4
Weighted average diluted number of common shares outstanding	149	149	149	149

Earnings per share:
Basic	$0.34	$0.65	$0.73	$1.25
Diluted	$0.34	$0.63	$0.72	$1.22

Diluted earnings per share is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the period. For the three and six months ended July 1, 2023, average options and other rights to purchase approximately 2.1 million and 1.7 million shares of common stock, respectively, were outstanding and anti-dilutive, and therefore excluded from the computation of diluted earnings per share. In addition, an average of 0.9 million and 0.8 million shares of PSU awards are excluded from the computation of diluted earnings per share for the three and six months ended July 1, 2023, respectively, as the contingency had not been satisfied. For the three and six months ended July 2, 2022, average options and other rights to purchase approximately 0.9 million shares of common stock were outstanding and anti-dilutive, and therefore excluded from the computation of diluted income per share. In addition, an average of 1.0 million and 0.9 million shares of PSU awards are excluded from the computation of diluted earnings per share for the three and six months ended July 2, 2022, respectively, as the contingency had not been satisfied.

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
Our ADI Global Distribution business (“ADI”) is a leading wholesale distributor of low-voltage products including access control, fire detection, security, and video products and participates significantly in the broader related markets of audio, communications, data communications, networking, power, ProAV, smart home, and wire and cable. Our ADI strategy is focused on growth in our omni-channel presence, expansion into adjacent markets, and continued enhancements to our value-add services to support our professional installers’ efficiency and profitability.

Our financial performance is influenced by macroeconomic factors such as repair and remodeling activity, residential and non-residential construction, employment rates, interest rates and bank lending standards, supply chain dynamics, and the overall macroeconomic environment. Our visibility toward future performance is more limited due to uncertainty surrounding the prevailing macroeconomic environment. While we believe supply chain and logistics will continue to normalize over 2023, with end demand moderating as inventories rebalance over the period, uncertainties remain, including the potential for changes in inflation and interest rates, increased labor costs, unfavorable foreign currency impacts from a stronger U.S. Dollar and potential market and other disruption from the ongoing conflict in Ukraine.
Current Period Highlights
•Net revenue of $1.60 billion, down 5% from $1.69 billion in the second quarter of 2022
•Income from operations of $153 million, or 9.6% of revenue, compared to $186 million, or 11.0% of revenue in the second quarter of 2022
•Fully diluted earnings per share of $0.34, compared to $0.63 per share in the second quarter of 2022
•Cash Flow From Operations was a source of cash of $121 million in the second quarter of 2023 as compared to $35 million source of cash in the second quarter of 2022

Results of Operations
The following table represents results of operations on a consolidated basis for the periods indicated:

	Three Months Ended		Six Months Ended
(in millions, except per share data and percentages)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net revenue	$1,602	$1,686	$3,151	$3,192
Cost of goods sold	1,166	1,219	2,295	2,287
Gross profit	436	467	856	905
Gross profit %	27.2%	27.7%	27.2%	28.4%
Research and development expenses	29	28	56	52
Selling, general and administrative expenses	242	244	486	479
Intangible asset amortization	10	9	19	16
Restructuring and impairment expenses	2	—	4	—
Income from operations	153	186	291	358
Other expenses, net	42	42	82	82
Interest expense, net	17	13	34	24
Income before taxes	94	131	175	252
Provision for income taxes	44	37	68	71
Net income	$50	$94	$107	$181

Earnings per share:
Basic	$0.34	$0.65	$0.73	$1.25
Diluted	$0.34	$0.63	$0.72	$1.22
Net Revenue
Three months ended
Net revenue for the three months ended July 1, 2023 was $1,602 million, a decrease of $84 million, or 5.0%, from the same period in the prior year driven primarily by lower sales volume of $144 million and unfavorable foreign currency fluctuations of $5 million, partially offset by higher selling prices of $45 million and $19 million from acquisitions across both segments. Volume declines were driven by customer destocking, declines in the retail sales channel, and softened demand for security and energy products.
Six months ended
Net revenue for the six months ended July 1, 2023 was $3,151 million, a decrease of $41 million, or 1.3% from the same period in the prior year, driven primarily by lower sales volume of $224 million and unfavorable foreign currency fluctuations of $32 million offset by $140 million in revenue from acquisitions and $73 million from higher selling prices.

Gross Profit
Three months ended
The chart below presents the drivers of the gross profit variance from the three months ended July 2, 2022 to the three months ended July 1, 2023.

$600
$500
$400
$300
$200
$100
$0
$ in Millions
$467
$34
$15
$3
$(69)
$(14)
$436
Q2 2022 Gross Profit
Material Costs
Freight
Other
Sales Volume
Price & Mix
Q2 2023 Gross Profit

Gross profit dollars decreased $31 million in the three months ended July 1, 2023 compared to the three months ended July 2, 2022 and gross margin decreased 50 basis points (“bps”) to 27.2% compared to 27.7% in the same period in the prior year. The decrease in gross margin was driven by lower demand from customers as they continue to normalize inventory levels of 220 bps, unfavorable product mix shift of 160 bps partially offset by 330 bps of favorable material, freight and other costs as the inflationary environment has begun to stabilize.

Six months ended

The chart below presents the drivers of the gross profit variance from the six months ended July 2, 2022 to the six months ended July 1, 2023.

$1,000
$750
$500
$250
$—
$ in Millions
$905
$20
$7
$4
$(61)
$(13)
$(6)
$856
Q2 2022 Gross Profit
Freight
Material Costs
Other
Sales Volume
Price & Mix
FX
Q2 2023 Gross Profit

Gross profit dollars decreased $49 million in the six months ended July 1, 2023 compared to the six months ended July 2, 2022 and gross margin decreased 120 bps to 27.2% compared to 28.4% in the same period of the prior year. The decrease in gross margin was driven by lower demand from customers as they continue to normalize inventory levels of 110 bps, unfavorable product mix shift of 110 bps partially offset by 90 bps of favorable material and freight costs as the inflationary environment has begun to stabilize and 10 bps of favorable foreign currency fluctuations.
Research and Development Expenses
Three months ended
Research and development expenses for the three months ended July 1, 2023 were $29 million, an increase of $1 million, or 3.6%, as compared to the same period in 2022 due to additional spend.
Six months ended
Research and development expenses for the six months ended July 1, 2023 were $56 million, an increase of $4 million, or 7.7%, as compared to the same period in 2022. The increase was primarily driven by additional research and development costs from the acquisition of First Alert in first quarter of 2022.
Selling, General and Administrative Expenses
Three months ended

Selling, general and administrative expenses for the three months ended July 1, 2023 were $242 million, a decrease of $2 million, or 0.8%, as compared to the same period in 2022.

Six months ended
Selling, general and administrative expenses for the six months ended July 1, 2023 were $486 million, an increase of $7 million, or 1.5%, as compared to the same period in 2022, primarily from $18 million in costs related to the inclusion of First Alert and other acquisitions partially offset by $10 million of transaction costs incurred in the first quarter of 2022.
Restructuring and Impairment Expenses
In the fourth quarter of 2022, we executed multiple restructuring programs to lower costs, increase margins and position us for long-term growth. For the three and six months ended July 1, 2023, our Products and Solutions segment incurred additional restructuring expenses of $2 million and $4 million, respectively, primarily related to employee termination costs.
Intangible Asset Amortization
Three months ended
Intangible asset amortization increased $1 million for the three months ended July 1, 2023 as compared to the same period in 2022 due to the increased amortization costs primarily due to intangibles obtained through acquisition activities.
Six months ended
Intangible asset amortization increased $3 million for the six months ended July 1, 2023 as compared to the same period in 2022 due to the increased amortization costs primarily due to intangibles obtained through acquisition activities.
Other Expenses, Net
Three months ended
Other expenses, net consists primarily of Reimbursement Agreement expenses in the amount of $44 million for the three months ended July 1, 2023, slightly offset by favorable foreign currency fluctuations.
Six months ended
Other expenses, net consists primarily of Reimbursement Agreement expenses in the amount of $85 million for the six months ended July 1, 2023, slightly offset by favorable foreign currency fluctuations.
Interest Expense, Net
Three months ended
Interest expense, net increased $4 million for the three months ended July 1, 2023 as compared to the same period in 2022 due to higher interest rates.
Six months ended
Interest expense, net increased $10 million for the six months ended July 1, 2023 as compared to the same period in 2022 due to higher interest rates and additional borrowings of $200 million in March 2022 associated with our A&R Credit Agreement.

Tax Expense
Three months ended

Income tax expense increased by $7 million for the three months ended July 1, 2023 compared to the same period in 2022, primarily driven by an increase in non-deductible expenses and tax cost related to the true up of estimates from our prior year non-US return provision. The income tax rate increased 1,780 basis points for the three months ended July 1, 2023 compared to the same period in 2022, primarily due to non-deductible expenses being forecasted to be a larger portion of earnings and a true up of prior year non-US return to provision amounts.

Six months ended

Income tax expense decreased by $3 million for the six months ended July 1, 2023 compared to the same period in 2022, primarily driven by a decrease in income before income taxes. The income tax rate increased 1,100 basis points compared to the same period in 2022, primarily due to non-deductible expenses being forecasted to be a larger portion of earnings and a true up of prior year non-US return to provision amounts.

Segment Results of Operations

Products and Solutions

Three months ended
The chart below presents net revenue and income from operations for the three months ended July 1, 2023 and July 2, 2022.
Products and Solutions net revenue decreased $87 million, or 11%, mainly due to lower sales volume of $118 million partially offset by price increases of $32 million. Income from operations decreased $26 million, or 17%, from prior year, primarily due to lower sales volume of $66 million and unfavorable price/mix of $7 million from mix shifts to lower priced products. Partially offsetting the unfavorable impacts to income from operations was $44 million of lower manufacturing input costs, primarily material and freight, due to inflationary environment stabilizing.

Six months ended

The chart below presents net revenue and income from operations for the six months ended July 1, 2023 and July 2, 2022.

Products and Solutions
Net Revenue & Income from Operations
$1,500
$1,000
$500
$0
$ in Millions
$1,335
$245
$1,383
$307
Q2 2023
Q2 2022
Net revenue
Income from Operations

Products and Solutions net revenue decreased $48 million, or 3.5%, mainly due to lower sales volume of $193 million and unfavorable foreign currency fluctuations of $15 million. Partially offsetting these unfavorable impacts was revenue from the First Alert acquisition of $98 million and price increases of $60 million. Income from operations decreased $62 million, or 20.2%, from prior year, primarily due to lower sales volume of $104 million and unfavorable price/mix of $9 million from mix shifts to lower priced products. Partially offsetting the unfavorable impacts to income from operations was $26 million of lower manufacturing input costs, primarily material and freight, due to inflationary environment stabilizing and $20 million from First Alert acquisition.

ADI Global Distribution

Three months ended

The chart below presents net revenue and income from operations for the three months ended July 1, 2023 and July 2, 2022.

ADI Global Distribution net revenue was slightly up primarily due to price as compared to the same quarter last year. Income from operations decreased $7 million, or 8%, due to sales mix and carry over inflation impacts of $7 million and lower volumes of $3 million partially offset by lower freight and other supply chain costs of $3 million.

Six months ended

The chart below presents net revenue and income from operations for the six months ended July 1, 2023 and July 2, 2022.

ADI Global Distribution
Net Revenue & Income from Operations
$ in Millions
$2,000
$1,500
$1,000
$500
$0
$1,816
$151
$1,809
$166
Q2 2023
Q2 2022
Net revenue
Income from Operations

ADI Global Distribution net revenue increased $7 million, or 0.4%, driven by the impact of acquisitions of $42 million, price increases of $13 million, partially offset by lower sales volume of $31 million, primarily in sales in residential security and AV categories, and unfavorable foreign exchange fluctuations of $17 million. Income from operations decreased $15 million, or 9%, due to $7 million of higher manufacturing input costs, primarily material, and other, $5 million of lower sales volume, and $3 million related to a mix shift towards lower margin products.
Corporate
Three months ended
Corporate costs for the three months ended July 1, 2023, were $54 million, and is flat to the same period of 2022.
Six months ended
Corporate costs for the six months ended July 1, 2023 were $105 million, a decrease of $10 million, or 8.7%, from $115 million in the same period of 2022. The decrease was primarily due to reduction in selling, general and administrative expenses.

Capital Resources and Liquidity
As of July 1, 2023, total cash and cash equivalents were $381 million. Our liquidity is primarily dependent on our ability to continue to generate positive cash flows from operations, supplemented by external sources of capital, as needed. Additional liquidity may also be provided through access to the capital markets and our $500 million A&R Revolving Credit Facility.
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

Credit Agreement
As of July 1, 2023, we had $1,412 million of long-term debt outstanding under our A&R Credit Agreement and Senior Notes due 2029, of which $12 million is due in the next 12 months. We entered into certain interest rate swap agreements to effectively convert a portion of our variable-rate debt to fixed rate debt. During the second quarter of 2023, we transitioned the reference rate under the A&R Senior Credit Facilities and the Swap Agreements from LIBOR to SOFR. Refer to Note 12. Long-Term Debt and Note 13. Derivative Financial Instruments to the Unaudited Consolidated Financial Statements for a description of our debt obligations and the timing of future principal and interest payments, including impacts from our Swap Agreements.
Cash Flow Summary for the Six Months Ended July 1, 2023 and July 2, 2022
Our cash flows from operating, investing and financing activities for the six months ended July 1, 2023 and July 2, 2022, as reflected in the Unaudited Consolidated Financial Statements, are summarized as follows:

	Six Months Ended
(in millions)	July 1, 2023	July 2, 2022	$ change
Cash provided by (used for) operating activities:
Operating activities	$117	$(24)	$141
Investing activities	(55)	(670)	615
Financing activities	(18)	183	(201)
Effect of exchange rate changes on cash	10	(13)	23
Net increase (decrease) in cash, cash equivalents and restricted cash	$54	$(524)	$578
Net cash provided by operating activities for the six months ended July 1, 2023 was $117 million. Compared to the six months ended July 2, 2022, net cash provided by operating activities was $141 million higher primarily due to a decrease in accounts receivable and inventory totaling $222 million offset by a decrease in net income of $74 million.

Net cash used for investing activities for the six months ended July 1, 2023 was $55 million, a decrease of $615 million compared to the six months ended July 2, 2022, primarily due to a decrease in acquisitions of $627 million resulting from the First Alert acquisition occurring in the prior year.

Net cash used for financing activities was $18 million during the six months ended July 1, 2023, as compared to cash provided by financing activities of $183 million for the six months ended July 2, 2022. The decrease of $201 million was primarily due to $200 million of proceeds received in March 2022 from the A&R Credit Agreement.
Contractual Obligations and Probable Liability Payments
In addition to our long-term debt discussed above, our material cash requirements include the following contractual obligations.

Reimbursement Agreement Payments

In connection with the Spin-Off, we entered into the Reimbursement Agreement with Honeywell. As of July 1, 2023, a liability of $629 million was deemed probable and reasonably estimable; however, it is possible we could pay $140 million per year (exclusive of any late payment fees up to 5% per annum) until the earlier of: (1) December 31, 2043; or (2) December 31 of the third consecutive year during which the annual reimbursement obligation (including in respect of deferred payment amounts) has been less than $25 million. During the six months ended July 1, 2023, we paid Honeywell $70 million under the Reimbursement Agreement. For further discussion on the Reimbursement Agreement, refer to Note 16. Commitments and Contingencies to the Unaudited Consolidated Financial Statements.
Environmental Liability Payments
We make environmental liability payments for sites which we own and are directly responsible. As of July 1, 2023, a payment of $22 million was deemed probable and reasonably estimable.

Operating Leases
We have operating lease arrangements for the majority of our manufacturing sites, offices, engineering and lab sites, stocking locations, warehouses, automobiles, and certain equipment. As of July 1, 2023, we had operating lease payment obligations of $204 million, with $38 million payable within 12 months.
Capital Expenditures
We believe our capital spending in recent years has been sufficient to maintain efficient production capacity, to implement important product and process redesigns and to expand capacity to meet increased demand. Productivity projects have freed up capacity in our manufacturing facilities and are expected to continue to do so.
Other Matters
Litigation, Environmental Matters and the Reimbursement Agreement
Refer to Note 16. Commitments and Contingencies to the Unaudited Consolidated Financial Statements for further discussion.
Recent Accounting Pronouncements
Refer to Note 2. Summary of Significant Accounting Policies to the Unaudited Consolidated Financial Statements for further discussion.
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
Interest Rate Risk

As of July 1, 2023, our Swap Agreements with a notional value of $560 million effectively convert a portion of our $1,126 million variable rate A&R Term B Facility to fixed rate debt. In June 2023, we modified our A&R Term B Facility to implement a forward-looking rate based on SOFR. In conjunction, we amended the Swap Agreements to transition from a hedge of LIBOR-based cash flows to a hedge of SOFR-based cash flows. The Swap Agreements effectively convert a portion of our variable interest rate obligations based Term SOFR with a minimum rate of 0.39% per annum to a base fixed weighted average rate of 1.13% over the remaining terms.
As of July 1, 2023, an increase in interest rates by 100 basis points would have an approximately $6 million impact on our annual interest expense.
For more information on the Swap Agreements, refer to Note 13. Derivative Financial Instruments and Note 14. Fair Value to the Unaudited Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

We are exposed to market risks from changes in currency exchange rates. While we primarily transact with customers and suppliers in the U.S. Dollar, we also transact in foreign currencies, primarily including the Mexican Peso, British Pound, Indian Rupee, Euro, Canadian Dollar, Polish Zloty, and Czech Koruna. These exposures may impact total assets, liabilities, future earnings and/or operating cash flows. Our exposure to market risk for changes in foreign currency exchange rates results from transactions arising out of international trade, foreign currency denominated monetary assets and liabilities, and international financing activities between subsidiaries. We rely primarily on natural offsets to address our exposures and may supplement this approach from time to time by entering into forward and option hedging contracts. As of July 1, 2023, we have no outstanding hedging arrangements.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended July 1, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.    Other Information

During the three months ended July 1, 2023, no director or officer of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

The Exhibits listed below on the Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1
Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates (incorporated by reference to Appendix A to the Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders filed on April 25, 2023)

10.2
Second Amendment dated as of June 30, 2023 to Amended and Restated Credit Agreement dated as of February 12, 2021, among Resideo Funding Inc., Resideo Technologies Inc., Resideo Holding Inc., Resideo Intermediate Holding Inc., the other subsidiaries of Resideo Technologies, Inc., party thereto JPMorgan Chase Bank N.A., as administrative agent, and the lending institutions party thereto (filed herewith)

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

Resideo Technologies, Inc.

Date: August 3, 2023	By:	/s/ Anthony L. Trunzo
Anthony L. Trunzo Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Date: August 3, 2023	By:	/s/ Tina Beskid
Tina Beskid
Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)