Form 10-Q
period 2023-09-30
RESIDEO TECHNOLOGIES, INC.
filed 2023-11-01
CIK 1740332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of October 20, 2023 was 146,087,992 shares.

Part I. Financial Information
Item 1. Unaudited Consolidated Financial Statements.
Resideo Technologies, Inc.
Consolidated Balance Sheets
(Unaudited)

(in millions, except par value)	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$368	$326
Accounts receivable, net	988	1,002
Inventories, net	970	975
Other current assets	289	199
Total current assets	2,615	2,502

Property, plant and equipment, net	380	366
Goodwill	2,687	2,724
Intangible assets, net	456	475
Other assets	321	320
Total assets	$6,459	$6,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$863	$894
Current portion of long-term debt	12	12
Accrued liabilities	592	640
Total current liabilities	1,467	1,546

Long-term debt	1,397	1,404
Obligations payable under Indemnification Agreements	599	580
Other liabilities	351	328
Total liabilities	3,814	3,858

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Common stock, $0.001 par value: 700 shares authorized, 151 and 146 shares issued and outstanding at September 30, 2023, respectively, and 148 and 146 shares issued and outstanding at December 31, 2022, respectively	—	—
Additional paid-in capital	2,219	2,176
Retained earnings	728	600
Accumulated other comprehensive loss, net	(221)	(212)
Treasury stock at cost	(81)	(35)
Total stockholders’ equity	2,645	2,529
Total liabilities and stockholders’ equity	$6,459	$6,387
Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net revenue	$1,554	$1,618	$4,705	$4,810
Cost of goods sold	1,137	1,188	3,432	3,475
Gross profit	417	430	1,273	1,335
Operating expenses:
Research and development expenses	28	29	84	81
Selling, general and administrative expenses	233	236	719	716
Intangible asset amortization	9	10	28	25
Restructuring and impairment expenses	38	—	42	—
Total operating expenses	308	275	873	822
Income from operations	109	155	400	513
Other expenses, net	56	44	138	126
Interest expense, net	16	15	50	39
Income before taxes	37	96	212	348
Provision for income taxes	16	33	84	104
Net income	$21	$63	$128	$244

Earnings per share:
Basic	$0.14	$0.43	$0.87	$1.68
Diluted	$0.14	$0.42	$0.86	$1.64

Weighted average number of shares outstanding:
Basic	147	146	147	145
Diluted	148	149	149	149
Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Comprehensive income (loss):
Net income	$21	$63	$128	$244
Other comprehensive loss, net of tax:
Foreign exchange translation loss	(37)	(86)	(11)	(165)
Pension liability adjustments	2	—	6	—
Changes in fair value of effective cash flow hedges	(2)	14	(4)	38
Total other comprehensive loss, net of tax	(37)	(72)	(9)	(127)
Comprehensive income (loss)	$(16)	$(9)	$119	$117
Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(in millions)	September 30, 2023	October 1, 2022
Cash Flows From Operating Activities:
Net income	$128	$244
Adjustments to reconcile net income to net cash in operating activities:
Depreciation and amortization	71	69
Restructuring and impairment expenses	42	—
Stock-based compensation expense	36	36
Other, net	2	8
Changes in assets and liabilities, net of acquired companies:
Accounts receivable, net	(9)	(142)
Inventories, net	(4)	(129)
Other current assets	(5)	(38)
Accounts payable	(14)	5
Accrued liabilities	(114)	(25)
Other, net	44	(15)
Net cash provided by operating activities	177	13
Cash Flows From Investing Activities:
Capital expenditures	(74)	(34)
Acquisitions, net of cash acquired	(16)	(660)
Other investing activities, net	—	(13)
Net cash used in investing activities	(90)	(707)
Cash Flows From Financing Activities:
Common stock repurchases	(28)	—
Proceeds from issuance of A&R Term B Facility	—	200
Repayments of long-term debt	(9)	(9)
Other financing activities, net	(10)	(9)
Net cash (used in) provided by financing activities	(47)	182
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	1	(12)
Net increase (decrease) in cash, cash equivalents and restricted cash	41	(524)
Cash, cash equivalents and restricted cash at beginning of period	329	779
Cash, cash equivalents and restricted cash at end of period	$370	$255

Supplemental Cash Flow Information:
Interest paid	$81	$38
Taxes paid, net of refunds	$104	$129
Capital expenditures in accounts payable	$19	$18
Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

Fiscal Quarters	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except shares in thousands)	Shares	Amount	Additional Paid-In Capital	Retained Earnings		Shares	Amount	Total Stockholders’ Equity
Balance at July 2, 2023	147,649	$—	$2,204	$707	$(184)	2,902	$(50)	$2,677
Net income	—	—	—	21	—	—	—	21
Other comprehensive loss, net of tax	—	—	—	—	(37)	—	—	(37)
Common stock issuance, net of shares withheld for taxes	284	—	4	—	—	71	(1)	3
Stock-based compensation expense	—	—	11	—	—	—	—	11
Common stock repurchases	(1,840)	—	—	—	—	1,840	(30)	(30)
Balance at September 30, 2023	146,093	$—	$2,219	$728	$(221)	4,813	$(81)	$2,645

Balance at July 3, 2022	145,684	$—	$2,147	$498	$(220)	1,844	$(31)	$2,394
Net income	—	—	—	63	—	—	—	63
Other comprehensive loss, net of tax	—	—	—	—	(72)	—	—	(72)
Common stock issuance, net of shares withheld for taxes	154	—	2	—	—	21	—	2
Stock-based compensation expense	—	—	13	—	—	—	—	13
Balance at October 1, 2022	145,838	$—	$2,162	$561	$(292)	1,865	$(31)	$2,400

Fiscal Year to Date Periods	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except shares in thousands)	Shares	Amount	Additional Paid-In Capital	Retained Earnings		Shares	Amount	Total Stockholders’ Equity
Balance at January 1, 2023	146,222	$—	$2,176	$600	$(212)	2,050	$(35)	$2,529
Net income	—	—	—	128	—	—	—	128
Other comprehensive loss, net of tax	—	—	—	—	(9)	—	—	(9)
Common stock issuance, net of shares withheld for taxes	1,711	—	7	—	—	923	(16)	(9)
Stock-based compensation expense	—	—	36	—	—	—	—	36
Common stock repurchases	(1,840)	—	—	—	—	1,840	(30)	(30)
Balance at September 30, 2023	146,093	$—	$2,219	$728	$(221)	4,813	$(81)	$2,645

Balance at January 1, 2022	144,808	$—	$2,121	$317	$(165)	1,440	$(21)	$2,252
Net income	—	—	—	244	—	—	—	244
Other comprehensive loss, net of tax	—	—	—	—	(127)	—	—	(127)
Common stock issuance, net of shares withheld for taxes	1,030	—	5	—	—	425	(10)	(5)
Stock-based compensation expense	—	—	36	—	—	—	—	36
Balance at October 1, 2022	145,838	$—	$2,162	$561	$(292)	1,865	$(31)	$2,400
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

Basis of Consolidation and Reporting

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the Unaudited Consolidated Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the Unaudited Consolidated Financial Statements included herein contain all adjustments, which consist of normal recurring adjustments, necessary to fairly present our financial position, results of operations and cash flows for the periods indicated. Operating results for the period from January 1, 2023 through September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.

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

Assets and Liabilities Held for Sale

On September 19 2023, we announced that we entered into a definitive agreement to sell the Genesis Wire & Cable (“Genesis”) business in a cash transaction to Southwire Company, LLC (the “buyer”) for $87.5 million, subject to customary adjustments. Genesis is reported within the Products and Solutions Segment. The divestiture does not represent a strategic shift, nor will it have a significant impact on our Unaudited Consolidated Statements of Operations. As such, we have reclassified the related assets and liabilities to held for sale within other current assets and accrued liabilities, respectively, on the Unaudited Consolidated Balance Sheets. The estimated fair value less costs exceeds the carrying amount for Genesis, therefore no impairment was recognized for the three and nine months ended September 30, 2023. The transaction closed in October 2023.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The following is a summary of the major categories of assets and liabilities that have been classified as held for sale within other current assets and accrued liabilities on the Unaudited Consolidated Balance Sheets at September 30, 2023:

(in millions)	September 30, 2023
Accounts receivables, net	$20
Inventories, net	14
Property, plant and equipment, net	7
Goodwill	40
Other assets	5
Total assets held for sale	$86

Accounts payable	$18
Accrued liabilities	8
Other liabilities	5
Total liabilities held for sale	$31

Note 2. Summary of Significant Accounting Policies

Our significant accounting policies are detailed in Note 2. Summary of Significant Accounting Policies of the Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to these policies that have had a material impact on the Unaudited Consolidated Financial Statements and accompanying notes for the three and nine months ended September 30, 2023.

We consider the applicability and impact of all recent accounting standards updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”) and disclose only those that may have a material impact.

Adopted Accounting Pronouncements

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

Note 3. Acquisitions

Pro forma results of operations for the following acquisitions have not been presented, as the impacts on our consolidated financial results were not material.

2023 Acquisitions

Sfty SA—On August 9, 2023, we acquired 100% of the outstanding equity of Sfty SA, a developer of cloud-based services providing alerts to multifamily homes and property managers with smoke, carbon monoxide and water leak detection

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
products. We report Sfty SA’s results within the Products and Solutions segment. We have made a preliminary purchase price allocation that is subject to change as additional information is obtained.

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

First Alert, Inc.—On March 31, 2022, we acquired 100% of the outstanding equity of First Alert, Inc., a leading provider of home safety products. We report First Alert, Inc.’s results within the Products and Solutions segment. We completed the accounting for the acquisition during the first quarter of 2023, which did not result in any adjustments.

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

The following table represents summary financial data attributable to the segments:

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net revenue
Products and Solutions	$654	$707	$1,989	$2,090
ADI Global Distribution	900	911	2,716	2,720
Total net revenue	$1,554	$1,618	$4,705	$4,810

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Income from operations
Products and Solutions	$107	$124	$352	$431
ADI Global Distribution	60	78	211	244
Corporate	(58)	(47)	(163)	(162)
Total income from operations	$109	$155	$400	$513

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

The following table presents revenue by business line and geographic location, as we believe this presentation best depicts how the nature, amount, timing, and uncertainty of net revenue and cash flows are affected by economic factors:

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Products and Solutions
Air	$211	$245	$640	$721
Safety and Security	245	248	721	670
Energy	123	142	391	455
Water	75	72	237	244
Total Products and Solutions	654	707	1,989	2,090

ADI Global Distribution
U.S. and Canada	780	792	2,354	2,335
EMEA (1)	120	111	362	360
APAC (2)	—	8	—	25
Total ADI Global Distribution	900	911	2,716	2,720

Total net revenue	$1,554	$1,618	$4,705	$4,810
(1)EMEA represents Europe, the Middle East and Africa.
(2)APAC represents Asia and Pacific countries.

Note 6. Restructuring

During the third quarter of 2023, we initiated additional restructuring programs (“2023 Plan”) in order to align our cost structure with market conditions. For the three and nine months ended September 30, 2023, we recognized restructuring and impairment expenses of $38 million and $42 million, respectively. These expenses primarily related to workforce reductions.

Restructuring and impairment expenses recognized were $25 million in the Product and Solutions segment, $10 million in the ADI Global Distribution segment and $3 million in the Corporate segment, respectively, for the three months ended September 30, 2023, and $27 million in the Product and Solutions segment, $12 million in the ADI Global Distribution

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
segment and $3 million in the Corporate segment, respectively, for the nine months ended September 30, 2023. No restructuring and impairment expenses were recognized for the three and nine months ended October 1, 2022.

In 2022, we initiated certain restructuring programs to lower costs, increase gross and operating margins and position us for growth. Refer to Note 6. Restructuring Expenses in our 2022 Annual Report on Form 10-K for further discussion of our 2022 restructuring programs.

We expect to fully execute our restructuring initiatives and programs over the next 12 to 24 months, and we may incur future additional restructuring expenses associated with these plans. We are unable at this time to make a good faith determination of cost estimates, or ranges of cost estimates, associated with future phases of the plans or the total costs we may incur in connection with these plans.

The following table summarizes the status of our restructuring expenses included within accrued liabilities on the Unaudited Consolidated Balance Sheets.

	Nine Months Ended	Twelve Months Ended
(in millions)	September 30, 2023	December 31, 2022
Beginning of period	$27	$9
Charges	36	26
Usage (1)	(22)	(5)
Other	—	(3)
End of period	$41	$27
(1) Usage primarily relates to cash payments associated with employee termination costs.

Note 7. Pension Plans

As a result of a voluntary lump sum window offering and the purchase of a group annuity contract that transferred a portion of the assets and liabilities to an insurance company during the first quarter of 2023, we triggered settlement accounting and performed a remeasurement of our U.S. qualified defined benefit pension plan. As a result, we recognized non-cash pension settlement losses within other expense, net in the Unaudited Consolidated Statements of Operations of $3 million and $6 million for the three and nine months ended September 30, 2023, respectively. The loss for the three months ended September 30, 2023 is mainly related to an adjustment to our estimate of the losses from settlements that occurred during the first quarter of 2023. The corresponding remeasurement of our U.S. qualified defined benefit pension plan resulted in decreases of $80 million in plan assets and $75 million in liabilities for the nine months ended September 30, 2023.

Note 8. Stock-Based Compensation Plans

The Stock Incentive Plans, which consists of the Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates and the 2018 Stock Incentive Plan for Non-Employee Directors of Resideo Technologies, Inc., provide for the grant of stock options, stock appreciation rights, restricted stock units, restricted stock, and other stock-based awards.

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

A summary of awards granted as part of our annual long-term compensation follows:

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2023		Nine Months Ended October 1, 2022
	Number of Stock Units Granted	Weighted average grant date fair value per share	Number of Stock Units Granted	Weighted average grant date fair value per share
Performance Stock Units (“PSUs”)	553,071	$29.89	669,551	$36.11
Restricted Stock Units (“RSUs”)	2,232,465	$18.85	1,711,282	$22.68

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

Stock-based compensation expense, net of tax was $11 million and $36 million for the three and nine months ended September 30, 2023, respectively. For the three and nine months ended October 1, 2022, stock-based compensation expense, net of tax was $13 million and $36 million, respectively.

Note 9. Inventories, net

The following table summarizes the details of our inventories, net:

(in millions)	September 30, 2023	December 31, 2022
Raw materials	$229	$251
Work in process	21	25
Finished products	720	699
Total inventories, net	$970	$975

Note 10. Goodwill and Intangible Assets, net

Our goodwill balance and changes in carrying value by segment are as follows:

(in millions)	Products and Solutions	ADI Global Distribution	Total
Balance at December 31, 2022	$2,072	$652	$2,724
Acquisitions	10	3	13
Adjustments(1)	(42)	—	(42)
Impact of foreign currency translation	(6)	(2)	(8)
Balance at September 30, 2023	$2,034	$653	$2,687
(1) Primarily relates to the divestiture of our Genesis business as discussed in Note 1. Nature of Operations and Basis of Presentation.

The following table summarizes the net carrying amount of intangible assets:

(in millions)	September 30, 2023	December 31, 2022
Intangible assets subject to amortization	$276	$295
Indefinite-lived intangible assets	180	180
Total intangible assets	$456	$475

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Intangible assets subject to amortization consisted of the following:

	September 30, 2023			December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and technology	$57	$(23)	$34	$65	$(28)	$37
Customer relationships	311	(129)	182	313	(117)	196
Trademarks	8	(8)	—	14	(8)	6
Software	187	(127)	60	175	(119)	56
Intangible assets subject to amortization	$563	$(287)	$276	$567	$(272)	$295

Intangible assets amortization expense was $9 million and $28 million for the three and nine months ended September 30, 2023, respectively. For the three and nine months ended October 1, 2022, intangible assets amortization expense was $10 million and $25 million, respectively.

Note 11. Leases

Total operating lease costs are as follows:

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Operating lease costs
Cost of goods sold	$5	$3	$15	$13
Selling, general and administrative expenses	14	13	43	38
Total operating lease costs	$19	$16	$58	$51

Total operating lease costs include variable lease costs of $6 million and $18 million for the three and nine months ended September 30, 2023, respectively. For the three and nine months ended October 1, 2022, total operating lease costs include variable lease costs of $6 million and $15 million, respectively.

The following table summarizes the carrying amounts of our operating lease assets and liabilities:

(in millions)	Financial Statement Line Item	September 30, 2023	December 31, 2022
Operating lease assets	Other assets	$197	$191
Operating lease liabilities - current	Accrued liabilities	$36	$37
Operating lease liabilities - non-current	Other liabilities	$174	$166

Supplemental cash flow information related to operating leases was as follows:

	Nine Months Ended
(in millions)	September 30, 2023	October 1, 2022
Cash paid for operating lease liabilities	$27	$25
Non-cash activities: operating lease assets obtained in exchange for new operating lease liabilities	$37	$84

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 12. Long-Term Debt

Long-term debt is comprised of the following:

(in millions)	September 30, 2023	December 31, 2022
4.000% Senior Notes due 2029	$300	$300
Variable rate A&R Term B Facility	1,123	1,131
Gross debt	1,423	1,431
Less: current portion of long-term debt	(12)	(12)
Less: unamortized deferred financing costs	(14)	(15)
Total long-term debt	$1,397	$1,404

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

At September 30, 2023 and December 31, 2022, the weighted average interest rate for the A&R Term B Facility, excluding the effect of the interest rate swaps, was 7.69% and 6.78%, respectively, and there were no borrowings and no letters of credit issued under the A&R Revolving Credit Facility. As of September 30, 2023, we were in compliance with all covenants related to the A&R Senior Credit Facilities.

We entered into certain interest rate swap agreements in March 2021, which were amended in June 2023, to transition from a hedge of LIBOR-based cash flows to a hedge of SOFR-based cash flows. These interest rate swap agreements effectively convert a portion of our variable-rate debt to fixed rate debt. Refer to Note 13. Derivative Financial Instruments for further discussion.

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

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
In March and April 2023, we modified two of the eight Swap Agreements, each with a notional value of $70 million that matures in May 2024 as follows: (i) the original interest rate swap agreements were cancelled for no termination payment and (ii) we simultaneously entered into new pay-fixed interest rate swap agreements with a notional amount of $70 million each, effectively blending the asset positions of the original interest rate swap agreements into new interest swap agreements and extending the term of our hedged positions to February 2027. In connection with these transactions, no cash was exchanged between us and the counterparty. The new pay-fixed interest rate swap agreements qualify as a hybrid instrument in accordance with Accounting Standards Codification 815, Derivatives and Hedging, consisting of financing components and embedded at-market derivatives that were designated as cash flow hedges. The amounts remaining in accumulated other comprehensive loss for the modified interest rate swap agreements as of September 30, 2023 were approximately $4 million in aggregate and are being amortized as a reduction to interest expense over the effective period of the original interest rate swap agreements, or May 2024. The financing components are accounted for at amortized cost over the life of the swap while the embedded at-market derivatives are accounted for at fair value.

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

The following table summarizes the fair value and presentation of derivative instruments in the Unaudited Consolidated Balance Sheets as well as the changes in fair value recorded in accumulated other comprehensive loss:

	Fair Value of Derivative Assets
(in millions)	Financial Statement Line Item	September 30, 2023	December 31, 2022
Derivatives designated as hedging instruments
Interest rate swaps	Other current assets	$23	$23
Interest rate swaps	Other assets	18	22
Total derivative assets designated as hedging instruments		$41	$45

Unrealized gain	Accumulated other comprehensive loss	$38	$42

The following table summarizes the effect of derivative instruments designated as cash flow hedges in other comprehensive income and the Unaudited Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Gains recorded in accumulated other comprehensive loss, beginning of period	$40	$30	$42	$6
Current period (loss) gain recognized in/reclassified from other comprehensive income	(2)	14	(4)	38
Gains recorded in accumulated other comprehensive loss, end of period	$38	$44	$38	$44

Unrealized gains expected to be reclassified from accumulated other comprehensive loss in the next 12 months are estimated to be $27 million as of September 30, 2023.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 14. Fair Value

The estimated fair value of our financial instruments held, and when applicable, issued to finance our operations, is summarized below. Certain estimates and judgments were required to develop the fair value amounts. The fair value amounts shown below are not necessarily indicative of the amounts that we would realize upon disposition, nor do they indicate our intent or ability to dispose of the financial instrument. Assets and liabilities that are carried at fair value are required to be classified and disclosed in one of the following three categories:

Level 1—quoted market prices in active markets for identical assets and liabilities
Level 2—observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3—unobservable inputs that are not corroborated by market data

Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. There were no changes in the methodologies used in our valuation practices as of September 30, 2023.

The fair values of long-term debt instruments were determined using quoted market prices in inactive markets or discounted cash flows based upon current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy.

The following table provides a summary of the carrying amount and fair value of outstanding debt:

	September 30, 2023		December 31, 2022
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt
4.000% Senior Notes due 2029	$300	$246	$300	$242
Variable rate A&R Term B Facility	1,123	1,127	1,131	1,125
Total debt	$1,423	$1,373	$1,431	$1,367

Refer to Note 12. Long-Term Debt to the Unaudited Consolidated Financial Statements for further discussion.

Interest Rate Risk—We have exposure to movements in interest rates associated with cash and borrowings. We have entered, and in the future may enter, into various interest rate protection agreements in order to limit the impact of movements in interest rates. The fair values of interest rate swaps have been determined based on market value equivalents at the balance sheet date, taking into account the current interest rate environment and therefore, were classified as Level 2 measurements in the fair value hierarchy.

The following table provides a summary of the carrying amount and fair value of our interest rate swaps:

	September 30, 2023		December 31, 2022
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Interest rate swaps	$41	$41	$45	$45

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

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 15. Accrued Liabilities

Accrued liabilities consist of the following:

(in millions)	September 30, 2023	December 31, 2022
Obligations payable under Indemnification Agreements	$140	$140
Compensation, benefit and other employee-related	100	108
Customer rebate reserve	92	98
Restructuring	41	27
Current operating lease liability	36	37
Held for sale (1)	31	—
Product warranties	24	40
Taxes payable	17	38
Other (2)	111	152
Total accrued liabilities	$592	$640
(1) Relates to the divestiture of our Genesis business as discussed in Note 1. Nature of Operations and Basis of Presentation.
(2) Other includes accruals for advertising, legal and professional reserves, freight, royalties, interest, and other miscellaneous items.

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

Environment-related expenses for sites owned and operated by us are presented within cost of goods sold for operating sites. For the three and nine months ended September 30, 2023 and October 1, 2022, environmental expenses related to these operating sites were not material. Liabilities for environmental costs were $22 million at September 30, 2023 and December 31, 2022.

Obligations Payable Under Indemnification Agreements

The Reimbursement Agreement and the Tax Matters Agreement (collectively, the “Indemnification Agreements”) are further described below.

Reimbursement Agreement

We separated from Honeywell International Inc. (“Honeywell”) on October 29, 2018, becoming an independent publicly traded company as a result of a pro rata distribution of our common stock to shareholders of Honeywell (the “Spin-off”). In connection with the Spin-Off, we entered into the Reimbursement Agreement, pursuant to which we have an obligation to make cash payments to Honeywell in amounts equal to 90% of payments for certain Honeywell environmental-liability payments, which include amounts billed (payments), less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales (the recoveries). While the amount payable by us in respect of such liabilities arising in any given year is subject to a cap of $140 million

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
under the Reimbursement Agreement, the estimated liability for resolution of pending and future environmental-related liabilities recorded on our balance sheets are calculated as if we were responsible for 100% of the environmental-liability payments associated with certain sites. Refer to Note 15. Commitments and Contingencies in our 2022 Annual Report on Form 10-K for further discussion.

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

The following table summarizes information concerning the Reimbursement and Tax Matter Agreements’ liabilities:

(in millions)	Reimbursement Agreement	Tax Matters Agreement	Total
Balance as of December 31, 2022	$614	$106	$720
Accruals for liabilities deemed probable and reasonably estimable (1)	128	(4)	124
Payments to Honeywell	(105)	—	(105)
Balance as of September 30, 2023	$637	$102	$739
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

The liabilities related to the Reimbursement and Tax Matters Agreements are included in the following balance sheet accounts:

(in millions)	September 30, 2023	December 31, 2022
Accrued liabilities	$140	$140
Obligations payable under Indemnification Agreements	599	580
Total indemnification liabilities	$739	$720

For the three and nine months ended September 30, 2023, net expenses related to the Reimbursement Agreement were $43 million and $128 million, respectively, and for the three and nine months ended October 1, 2022, net expenses related to the Reimbursement Agreement were $30 million and $116 million, respectively, and are recorded in other expense, net.

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

Trademark Agreement

We entered into a 40-year Trademark Agreement with Honeywell that authorizes our use of the Honeywell Home trademark in the operation of our business for the advertising, sale and distribution of certain licensed products. In

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
exchange, we pay Honeywell a royalty fee based on net revenue related to such licensed products, which is recorded in selling, general and administrative expense in the Unaudited Consolidated Statements of Operations. For the three and nine months ended September 30, 2023, royalty fees were $4 million and $13 million, respectively. For the three and nine months ended October 1, 2022, royalty fees were $7 million and $16 million, respectively.

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

Certain current or former directors and officers were defendants in a consolidated derivative action, In re Resideo Technologies, Inc. Derivative Litigation (the “Consolidated Federal Derivative Action”), which was stayed pending entry of final judgment in the related securities litigation and Delaware Chancery derivative action. An additional suit was filed in the Court of Chancery of the State of Delaware in 2021 and not consolidated with the Consolidated Federal Derivative Action. On November 17, 2022, the parties executed a Confidential Term Sheet summarizing the agreed terms of a global settlement to resolve all of the pending lawsuits and derivative claims. Under the terms of the settlement, we agreed to implement or codify certain corporate governance reforms and reimburse the plaintiffs’ attorneys’ fees of up to $1.6 million. On February 3, 2023, the parties executed a definitive stipulation of settlement. The U.S. District Court for the District of Minnesota preliminarily approved the settlement, and a fairness hearing was held on June 22, 2023. The final settlement remains subject to, among other things, court approval. The settlement liability is included in the other accrued liabilities in the Unaudited Consolidated Balance Sheets, and the expected insurance recovery of approximately $0.6 million is included in accounts receivable, net.

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

On June 28, 2023, Lisset Tredo, a Company employee, filed a putative class action complaint in the San Diego County Superior Court on behalf of all non-exempt employees in California, in which she alleges violations by the Company of the California Labor Code related to sick leave pay, accurate wage statements, recordkeeping, and pay timing, and on August 28, 2023 she filed a first amended complaint adding a claim under the California Private Attorneys General Act (the “Tredo Lawsuit”). In the Tredo Lawsuit, Tredo seeks alleged unpaid wages, restitution, interest, statutory penalties, attorneys’ fees

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
and costs in an unknown amount. The Company answered the Tredo lawsuit in which it asserted a general denial of plaintiff’s allegations and asserted various defenses.

We are investigating the allegations and defenses. The parties have agreed to attend mediation in January 2024 and to stay formal discovery pending the outcome of the mediation. If the case is not resolved at mediation, we intend to defend the matter vigorously; however, there can be no assurance that we will be successful in such defense. In light of the early stage of the Tredo Lawsuit, we are unable to estimate the total costs to defend the matter or the potential liability to us in the event that we are not successful in our defense.

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

(in millions)	September 30, 2023	December 31, 2022
Beginning balance	$48	$23
Accruals for warranties/guarantees issued during the year	19	30
Adjustment of pre-existing warranties/guarantees	(2)	(2)
Settlement of warranty/guarantee claims	(32)	(17)
Reserve of acquired company at date of acquisition	—	14
Ending balance	$33	$48

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

For the three and nine months ended September 30, 2023, the net tax expense was $16 million and $84 million, respectively, and for the three and nine months ended October 1, 2022, net tax expense was $33 million and $104 million, respectively, and consists primarily of interim period tax expense based on year-to-date pretax income multiplied by our forecasted effective tax rate. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, non-deductible expenses, and U.S. taxation of foreign earnings.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 18. Earnings Per Share

The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share follows:

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Numerator for basic and diluted earnings per share:
Net income	$21	$63	$128	$244

Denominator for basic and diluted earnings per share:
Weighted average basic number of common shares outstanding	147	146	147	145
Plus: dilutive effect of common stock equivalents	1	3	2	4
Weighted average diluted number of common shares outstanding	148	149	149	149

Earnings per share:
Basic	$0.14	$0.43	$0.87	$1.68
Diluted	$0.14	$0.42	$0.86	$1.64

Diluted earnings per share is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the period. For the three and nine months ended September 30, 2023, average options and other rights to purchase approximately 1.0 million and 1.5 million shares of common stock, respectively, were outstanding and anti-dilutive, and therefore excluded from the computation of diluted earnings per share. In addition, an average of 1.6 million and 1.1 million shares of PSU awards are excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2023, respectively, as the contingency had not been satisfied. For the three and nine months ended October 1, 2022, average options and other rights to purchase approximately 0.8 million and 0.4 million shares of common stock, respectively, were outstanding and anti-dilutive, and therefore excluded from the computation of diluted income per share. In addition, an average of 1.5 million and 0.8 million shares of PSU awards are excluded from the computation of diluted earnings per share for the three and nine months ended October 1, 2022, respectively, as the contingency had not been satisfied.

Note 19. Shareholders’ Equity

On August 3, 2023, we announced that our Board of Directors authorized a share repurchase program for the repurchase of up to $150 million of our common stock over an unlimited time period (the “Share Repurchase Program”). Under the Share Repurchase Program, we may repurchase common stock from time-to-time through various methods, including in open market transactions, block trades, accelerated share repurchases, privately negotiated transactions, derivative transactions or otherwise, certain of which may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in compliance with applicable state and federal securities laws. The Share Repurchase Program can be modified or terminated by our Board of Directors at any time.

The timing, as well as the number and value of common stock repurchased under the Share Repurchase Program, will be determined at our discretion and will depend on a variety of factors, including our assessment of the intrinsic value and market price of our common stock, general market and economic conditions, available liquidity, compliance with our debt and other agreements, applicable legal requirements, the nature of other investment opportunities available to us and other considerations.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
During the three months ended September 30, 2023, we repurchased 1.8 million shares of common stock in the open market at a total cost of $30 million. As of September 30, 2023, the Company had approximately $120 million of authorized repurchases remaining under the Share Repurchase Program. Common stock repurchases are recorded at cost and presented as a deduction from stockholders’ equity.

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
•the impact of earthquakes, hurricanes, fires, power outages, floods, pandemics, epidemics, natural disasters and other catastrophic events or other public health emergencies, such as COVID-19;
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

Our financial performance is influenced by macroeconomic factors such as repair and remodeling activity, residential and non-residential construction, employment rates, interest rates and bank lending standards, supply chain dynamics, and the overall macroeconomic environment. Our visibility toward future performance is more limited due to uncertainty surrounding the prevailing macroeconomic environment. While we believe supply chain and logistics will continue to normalize over the remainder of 2023, customer demand continues to moderate as inventories rebalance over the period and uncertainties remain including the potential for changes in inflation and interest rates, increased labor costs, reduced consumer spending due to softening labor markets, elevated mortgage rates, the resumption of student loan repayments, unfavorable foreign currency impacts from a stronger U.S. Dollar, and potential market and other disruption from the ongoing conflicts in Ukraine and Israel.

Recent Developments

During the third quarter of 2023, we announced a restructuring program to align our cost structure with market conditions. For the three and nine months ended September 30, 2023, we recognized restructuring and impairment expenses of $38 million and $42 million, respectively. These expenses primarily related to workforce reductions.

On August 3, 2023, we announced that our Board of Directors authorized a share repurchase program for the repurchase of up to $150 million of our common stock over an unlimited time period. During the three and nine months ended September 30, 2023, we repurchased 1.8 million shares of common stock in the open market at a total cost of $30 million.

On August 9, 2023, we acquired 100% of the outstanding equity of Sfty SA, a developer of cloud-based services providing alerts to multifamily homes and property managers with smoke, carbon monoxide and water leak detection products. This acquisition will allow us to further expand our safety and security service offerings in the Products and Solutions business segment.

On September 19, 2023, we announced that we entered into a definitive agreement to sell our Genesis Wire & Cable business in a cash transaction to Southwire Company, LLC for $87.5 million, subject to customary adjustments. The transaction closed in October 2023.
Current Period Highlights
•Net revenue of $1.55 billion, down 4.0% from $1.62 billion in the third quarter of 2022
•Income from operations of $109 million, or 7.0% of revenue, compared to $155 million, or 9.6% of revenue in the third quarter of 2022
•Fully diluted earnings per share of $0.14, compared to $0.42 per share in the third quarter of 2022

•Cash Flow From Operations was $60 million in the third quarter of 2023 as compared to $37 million in the third quarter of 2022

Outlook
The following table summarizes our current fourth quarter 2023 and updated full year 2023 outlook. This outlook includes an estimated gain on the sale of Genesis of approximately $24 million. The transaction closed in October 2023 for estimated pre-tax cash proceeds of approximately $85 million.

($ in millions, except per share data)	Q4 2023	2023
Net revenue	$1,495 - $1,545	$6,200 - $6,250
Gross profit margin	26.0% - 27.0%	26.6% - 27.2%
Income from operations	$135 - $155	$535 - $555
GAAP Earnings per share	$0.43 - $0.53	$1.30 - $1.41

Results of Operations

The following table represents results of operations on a consolidated basis for the periods indicated:

	Three Months Ended		Nine Months Ended
(in millions, except per share data and percentages)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net revenue	$1,554	$1,618	$4,705	$4,810
Cost of goods sold	1,137	1,188	3,432	3,475
Gross profit	417	430	1,273	1,335
Gross profit %	26.8%	26.6%	27.1%	27.8%
Operating expenses:
Research and development expenses	28	29	84	81
Selling, general and administrative expenses	233	236	719	716
Intangible asset amortization	9	10	28	25
Restructuring and impairment expenses	38	—	42	—
Total operating expenses	308	275	873	822
Income from operations	109	155	400	513
Other expenses, net	56	44	138	126
Interest expense, net	16	15	50	39
Income before taxes	37	96	212	348
Provision for income taxes	16	33	84	104
Net income	$21	$63	$128	$244

Earnings per share:
Basic	$0.14	$0.43	$0.87	$1.68
Diluted	$0.14	$0.42	$0.86	$1.64

Net Revenue

Three months ended

Net revenue for the three months ended September 30, 2023 was $1,554 million, a decrease of $64 million, or 4.0%, from the same period in 2022, driven primarily by lower sales volume of $109 million partially offset by higher selling prices of $29 million, favorable foreign currency fluctuations of $10 million and $6 million from acquisitions across both segments. Volume declines were driven by customer destocking and lower demand for air and energy products.

Nine months ended

Net revenue for the nine months ended September 30, 2023 was $4,705 million, a decrease of $105 million, or 2.2% from the same period in 2022, driven primarily by lower sales volume of $358 million and unfavorable foreign currency fluctuations of $22 million, partially offset by $147 million in revenue from acquisitions and $128 million from higher selling prices.

Gross Profit

Three months ended

The chart below presents the drivers of the gross profit variance from the three months ended October 1, 2022 to the three months ended September 30, 2023.

$600
$500
$400
$300
$200
$100
$0
$ in Millions
$430
$33
$17
$8
$(55)
$(16)
$417
Q3 2022 Gross Profit
Material Costs
Freight
Other
Sales Volume
Price & Mix
Q3 2023 Gross Profit

Gross profit dollars decreased $13 million in the three months ended September 30, 2023 as compared to the same period in 2022, and gross margin increased 20 basis points (“bps”) to 26.8% compared to 26.6% in the same period in the prior year. The change in gross margin was driven by 340 bps of favorable material, freight and other manufacturing costs, partially offset by lower demand from customers as they continued to normalize inventory levels of 170 bps and unfavorable margin mix shift of 150 bps, as the inflationary environment has begun to stabilize.

Nine months ended

The chart below presents the drivers of the gross profit variance from the nine months ended October 1, 2022 to the nine months ended September 30, 2023.

$1,500
$1,250
$1,000
$750
$500
$250
$—
$ in Millions
$1,335
$38
$24
$10
$(121)
$(11)
$(2)
$1,273
Q3 2022 Gross Profit
Freight
Material Costs
Other
Sales Volume
Price & Mix
FX
Q3 2023 Gross Profit

Gross profit dollars decreased $62 million in the nine months ended September 30, 2023 as compared to the same period in 2022, and gross margin decreased 70 bps to 27.1% compared to 27.8% in the same period of the prior year. The decrease in gross margin was driven by lower demand from customers as they continue to normalize inventory levels of 130 bps and, unfavorable product mix shift of 100 bps partially offset by 150 bps of favorable material, freight and other costs as the inflationary environment has begun to stabilize and 10 bps of favorable foreign currency fluctuations.

Research and Development Expenses

Three months ended

Research and development expenses for the three months ended September 30, 2023 were $28 million a slight decrease of $1 million, or 3.4%, as compared to the same period in 2022.

Nine months ended

Research and development expenses for the nine months ended September 30, 2023 were $84 million, an increase of $3 million, or 3.7%, as compared to the same period in 2022. The increase was primarily driven by additional research and development costs from the acquisition of First Alert, Inc. in first quarter of 2022.

Selling, General and Administrative Expenses

Three months ended

Selling, general and administrative expenses for the three months ended September 30, 2023 were $233 million, a decrease of $3 million, or 1.3%, as compared to the same period in 2022. The decrease was primarily driven by executed cost savings actions partially offset by the tax matters indemnification accrual release of $8 million in the third quarter of 2022.

Nine months ended

Selling, general and administrative expenses for the nine months ended September 30, 2023 were $719 million, an increase of $3 million, or 0.4%, as compared to the same period in 2022. The increase was primarily driven by $18 million in costs related to the inclusion of First Alert, Inc. and other acquisitions for the nine months ended September 30, 2023. This increase was partially offset by $10 million of transaction costs incurred in the first quarter of 2022.

Restructuring and Impairment Expenses

Three months ended

During the third quarter of 2023, we initiated our 2023 Plan in order to align our cost structure with market conditions. The following summarizes our restructuring and impairment expenses for the three months ended September 30, 2023, which were primarily related to workforce reductions.

	Three Months Ended
(in millions)	September 30, 2023	October 1, 2022
Products and Solutions	$25	$—
ADI	10	—
Corporate	3	—
Restructuring and impairment expenses	$38	$—

Nine months ended

In the fourth quarter of 2022 and during 2023, we have taken actions to align our cost structure with market conditions. The intent of these actions is to lower costs, increase margins, and position us for long-term growth. The following summarizes our restructuring and impairment expenses for the nine months ended September 30, 2023, which were primarily related to workforce reductions.

	Nine Months Ended
(in millions)	September 30, 2023	October 1, 2022
Products and Solutions	$27	$—
ADI	12	—
Corporate	3	—
Restructuring and impairment expenses	$42	$—

Intangible Asset Amortization

Three months ended

Intangible asset amortization was approximately flat for the three months ended September 30, 2023 as compared to the same period in 2022, primarily due to intangibles obtained through acquisition activities.

Nine months ended

Intangible asset amortization increased $3 million for the nine months ended September 30, 2023 as compared to the same period in 2022, due to the increased amortization costs primarily due to intangibles obtained through acquisition activities.

Other Expenses, Net

Three months ended

Other expenses, net consists primarily of Reimbursement Agreement expenses in the amount of $43 million for the three months ended September 30, 2023.

Nine months ended

Other expenses, net consists primarily of Reimbursement Agreement expenses in the amount of $128 million for the nine months ended September 30, 2023.

Interest Expense, Net
Three months ended

Interest expense, net increased $1 million for the three months ended September 30, 2023 as compared to the same period in 2022, due to higher interest rates on our borrowings.

Nine months ended

Interest expense, net increased $11 million for the nine months ended September 30, 2023 as compared to the same period in 2022, due to higher interest rates and additional borrowings of $200 million in March 2022 associated with our A&R Credit Agreement.

Tax Expense

Three months ended

Income tax expense decreased by $17 million for the three months ended September 30, 2023 as compared to the same period in 2022, primarily driven by a decrease in income before taxes. The effective income tax rate increased 1,096 bps for the three months ended September 30, 2023 compared to the same period in 2022, primarily due to non-deductible expenses associated with obligations payable under the Reimbursement Agreement being forecasted to be a larger portion of earnings.

Nine months ended

Income tax expense decreased by $20 million for the nine months ended September 30, 2023 as compared to the same period in 2022, primarily driven by a decrease in income before income taxes. The effective income tax rate increased 1,000 bps compared to the same period in 2022, primarily due to non-deductible expenses associated with obligations payable under the Reimbursement Agreement being forecasted to be a larger portion of earnings.

Segment Results of Operations

Products and Solutions

Three months ended

The chart below presents net revenue and income from operations for the three months ended September 30, 2023 and October 1, 2022.
Products and Solutions net revenue decreased $53 million, or 7%, as compared to the same period in 2022, primarily due to lower sales volume of $81 million, partially offset by price increases of $25 million and favorable foreign exchange impacts of $4 million. Inventory remains extended in the HVAC distribution channel and overall end customer demand is being negatively impacted by slower existing home turnover and reduced new home construction. First Alert, Inc. smoke and carbon monoxide detector product sales again performed well, driven by continued expansion in the home builder channel. Income from operations decreased $17 million, or 14%, from the same period in 2022, primarily due to lower sales volume of $52 million, restructuring expense of $25 million and unfavorable price/mix of $8 million from mix shifts to lower priced products. Partially offsetting the unfavorable impacts to income from operations was $56 million of lower manufacturing input costs, primarily material and freight, due to the inflationary environment stabilizing.

Nine months ended

The chart below presents net revenue and income from operations for the nine months ended September 30, 2023 and October 1, 2022.

Products and Solutions
Net Revenue & Income from Operations
$2,500
$2,000
$1,500
$1,000
$500
$0
$ in Millions
$1,989
$352
$2,090
$431
Q3 2023
Q3 2022
Net revenue
Income from Operations

Products and Solutions net revenue decreased $101 million, or 4.8%, as compared to the same period in 2022, primarily due to lower sales volume of $274 million and unfavorable foreign currency fluctuations of $11 million, partially offset by revenue from the First Alert, Inc. acquisition of $99 million and price increases of $85 million. Income from operations decreased $79 million, or 18.3%, from the same period in 2022, primarily due to lower sales volume of $155 million, restructuring expense of $27 million, and unfavorable price/mix of $17 million from mix shifts to lower priced products. Partially offsetting the unfavorable impacts to income from operations were $74 million of lower manufacturing input costs, primarily material and freight, due to the inflationary environment stabilizing and $20 million from the First Alert, Inc. acquisition.

ADI Global Distribution

Three months ended

The chart below presents net revenue and income from operations for the three months ended September 30, 2023 and October 1, 2022.
ADI Global Distribution net revenue decreased by $11 million, or 1.2%, as compared to the same period in 2022, due to a decrease in volume of $28 million, offset by acquisitions of $7 million, favorable foreign exchange of $6 million, and price increases of $4 million. Sales decline in North America was partially offset by growth in the EMEA region. ADI saw strength in the access control category but continued slower demand within residential security category. Income from operations decreased $18 million, or 23%, due to restructuring costs of $10 million, sales mix and carry over inflation impacts of $9 million and lower volumes of $3 million, partially offset by lower freight and other selling, general and administrative costs of $4 million.

Nine months ended

The chart below presents net revenue and income from operations for the nine months ended September 30, 2023 and October 1, 2022.

ADI Global Distribution
Net Revenue & Income from Operations
$ in Millions
$3,000
$2,000
$1,000
$—
$2,716
$211
$2,720
$244
Q3 2023
Q3 2022
Net revenue
Income from Operations

ADI Global Distribution net revenue decreased $4 million, or 0.1%, as compared to the same period in 2022, driven by the impact of acquisitions of $49 million and price increases of $42 million, partially offset by lower sales volume of $84 million, primarily in sales in residential security and AV categories, and unfavorable foreign exchange fluctuations of $11 million. Income from operations decreased $33 million, or 14%, as compared to the same period in 2022, due to $21 million of higher input costs, primarily material, $15 million of lower sales volume, and $12 million of restructuring expenses slightly offset by price, net of mix and other favorable impacts of $15 million.

Corporate

Three months ended

Corporate costs for the three months ended September 30, 2023, were $58 million, an $11 million increase compared to the same period in 2022 primarily due to the tax matters indemnification accrual release of $8 million in the third quarter of 2022 and restructuring costs of $3 million incurred during the quarter.

Nine months ended

Corporate costs for the nine months ended September 30, 2023 were $163 million, an increase of $1 million, or 0.6%, from $162 million in the same period in 2022, primarily due to the cost savings actions offsetting incremental selling, general and administrative costs from the acquisition of First Alert, Inc.

Capital Resources and Liquidity

As of September 30, 2023, total cash and cash equivalents were $368 million. Our liquidity is primarily dependent on our ability to continue to generate positive cash flows from operations, supplemented by external sources of capital, as needed.

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

Credit Agreement

As of September 30, 2023, we had $1,409 million of long-term debt outstanding under our A&R Credit Agreement and Senior Notes due 2029, of which $12 million is due in the next 12 months. We entered into certain interest rate swap agreements to effectively convert a portion of our variable-rate debt to fixed rate debt. During the second quarter of 2023, we transitioned the reference rate under the A&R Senior Credit Facilities and the Swap Agreements from LIBOR to SOFR.

Refer to Note 12. Long-Term Debt and Note 13. Derivative Financial Instruments to the Unaudited Consolidated Financial Statements for a description of our debt obligations and the timing of future principal and interest payments, including impacts from our Swap Agreements.

Share Repurchase Program

On August 3, 2023, we announced that our Board of Directors authorized a share repurchase program for the repurchase of up to $150 million of our common stock over an unlimited time period. During the three months ended September 30, 2023, we repurchased 1.8 million shares of common stock in the open market at a total cost of $30 million. As of September 30, 2023, we had $120 million of authorized repurchases remaining under the share repurchase program.

Cash Flow Summary for the Nine Months Ended September 30, 2023 and October 1, 2022

Our cash flows from operating, investing and financing activities for the nine months ended September 30, 2023 and October 1, 2022, as reflected in the Unaudited Consolidated Financial Statements, are summarized as follows:

	Nine Months Ended
(in millions)	September 30, 2023	October 1, 2022	$ change
Cash provided by (used for) operating activities:
Operating activities	$177	$13	$164
Investing activities	(90)	(707)	617
Financing activities	(47)	182	(229)
Effect of exchange rate changes on cash	1	(12)	13
Net increase (decrease) in cash, cash equivalents and restricted cash	$41	$(524)	$565

Net cash provided by operating activities for the nine months ended September 30, 2023 was $177 million. Compared to the nine months ended October 1, 2022, net cash provided by operating activities increased $164 million primarily due to improvements in accounts receivable, inventory, and other current assets of $291 million partially offset by a decrease in net income of $116 million.

Net cash used for investing activities for the nine months ended September 30, 2023 was $90 million, a decrease of $617 million compared to the nine months ended October 1, 2022, primarily due to a decrease in acquisitions of $644 million resulting from the First Alert, Inc acquisition occurring in the prior year.

Net cash used for financing activities was $47 million during the nine months ended September 30, 2023, as compared to cash provided by financing activities of $182 million for the nine months ended October 1, 2022. The primary uses of cash during the third quarter of 2023 was $28 million of common stock repurchases under our share repurchase program, $10 million for employee incentive plans and $9 million of principal debt repayments. During the second quarter of 2022, we received $200 million of proceeds from the A&R Credit Agreement to support the First Alert, Inc. acquisition.

Contractual Obligations and Probable Liability Payments

In addition to our long-term debt discussed above, our material cash requirements include the following contractual obligations.

Reimbursement Agreement Payments

In connection with the Spin-Off, we entered into the Reimbursement Agreement with Honeywell. As of September 30, 2023, a liability of $637 million was deemed probable and reasonably estimable; however, it is possible we could pay $140 million per year (exclusive of any late payment fees up to 5% per annum) until the earlier of: (1) December 31, 2043; or (2) December 31 of the third consecutive year during which the annual reimbursement obligation (including in respect of deferred payment amounts) has been less than $25 million. During the nine months ended September 30, 2023, we paid Honeywell $105 million under the Reimbursement Agreement. For further discussion on the Reimbursement Agreement, refer to Note 16. Commitments and Contingencies to the Unaudited Consolidated Financial Statements.

Environmental Liability Payments

We make environmental liability payments for sites which we own and are directly responsible. As of September 30, 2023, a payment of $22 million was deemed probable and reasonably estimable.

Operating Leases

We have operating lease arrangements for the majority of our manufacturing sites, offices, engineering and lab sites, stocking locations, warehouses, automobiles, and certain equipment. As of September 30, 2023, we had operating lease payment obligations of $210 million, with $36 million payable within 12 months.

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

Interest Rate Risk

As of September 30, 2023, the Swap Agreements, with a notional value of $560 million, effectively convert a portion of our $1,123 million long-term variable rate A&R Term B Facility to fixed rate debt. In June 2023, we modified our A&R Term B Facility to implement a forward-looking rate based on SOFR. In conjunction, we amended the Swap Agreements to transition from a hedge of LIBOR-based cash flows to a hedge of SOFR-based cash flows. The Swap Agreements effectively convert a portion of our variable interest rate obligations to a rate based on Term SOFR with a minimum rate of 0.39% per annum to a base fixed weighted average rate of 1.13% over the remaining terms.

As of September 30, 2023, an increase in interest rates by 100 bps would have an approximately $6 million impact on our annual interest expense.

For more information on the Swap Agreements, refer to Note 13. Derivative Financial Instruments and Note 14. Fair Value to the Unaudited Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

We are exposed to market risks from changes in currency exchange rates. While we primarily transact with customers and suppliers in the U.S. Dollar, we also transact in foreign currencies, primarily including the Mexican Peso, British Pound, Canadian Dollar, Indian Rupee, Euro, Polish Zloty, and Czech Korona. These exposures may impact total assets, liabilities, future earnings and/or operating cash flows. Our exposure to market risk for changes in foreign currency exchange rates results from transactions arising out of international trade, foreign currency denominated monetary assets and liabilities, and international financing activities between subsidiaries. We rely primarily on natural offsets to address our exposures and may supplement this approach from time to time by entering into forward and option hedging contracts. As of September 30, 2023, we have no outstanding hedging arrangements.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

The following table summarizes information with respect to the purchase of our common stock during the three months ended September 30, 2023.

	Share Repurchases (1)
Period	Total Number of Shares Purchased (thousands) (2)	Average Price Paid per Share Excluding Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (millions)
July 2, 2023 to July 29, 2023	—	—	—	$150
July 30, 2023 to August 26, 2023	656	$16.12	656	$139
August 27, 2023 to September 30, 2023	1,184	$16.22	1,184	$120
Total	1,840	$16.18	1,840
(1) This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2) Refer to Note 19. Shareholders’ Equity to the Unaudited Consolidated Financial Statements for information about the share repurchase program.

Item 5.    Other Information

During the three months ended September 30, 2023, no director or officer of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Resideo Technologies, Inc.

Date: November 1, 2023	By:	/s/ Anthony L. Trunzo
Anthony L. Trunzo Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Date: November 1, 2023	By:	/s/ Tina Beskid
Tina Beskid
Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)