Form 10-K
period 2023-12-31
RESIDEO TECHNOLOGIES, INC.
filed 2024-02-14
CIK 1740332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the New York Stock Exchange as of June 30, 2023, was $2.6 billion.
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share as of February 2, 2024 was 145,318,782 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Shareholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2023.

Resideo Technologies, Inc.
PART I.
Item 1. Business
General
As used herein, unless the context otherwise dictates, the term “Resideo”, the “Company”, “we”, “us” or “our” means Resideo Technologies, Inc. and its consolidated subsidiaries.
We separated from Honeywell International Inc. (“Honeywell”), becoming an independent publicly traded company as a result of a pro rata distribution of our common stock to stockholders of Honeywell (“the Spin-Off”). Our common stock began trading “regular way” under the ticker symbol “REZI” on the NYSE on October 29, 2018.
Description of Business
Resideo is a leading global manufacturer and developer of technology-driven products and solutions that provide critical comfort, energy management, water management, and safety and security solutions to over 150 million homes globally. We are also a leading wholesale distributor of low-voltage security and life safety products for commercial and residential markets and serve a variety of adjacent product categories including audio visual, networking, wire and cable, and smart home solutions. We deliver value to our customers via two business segments, Products and Solutions and ADI Global Distribution, which respectively contributed 42.8% and 57.2% of our net revenue for the year ended December 31, 2023.
Our primary focus is on the professional channel where we are a trusted partner to approximately 100 thousand professionals. Our global scale, breadth of product offerings, innovation heritage, and differentiated service and support has enabled our trusted relationship with professional installers and has been a key driver of our success.

We operate in large markets that sit at the intersection of multiple secular growth trends. We believe the increased desire for critical comfort, energy management, and actionable safety and security solutions in the home, combined with the long-term impacts of energy transitions, are driving investment in the types of products and solutions we provide.
Products and Solutions: Our products and solutions for comfort, energy management, safety and security benefit from the trusted, well-established key branded offerings such as Honeywell Home, First Alert, Resideo, Braukmann, BRK, and others. Our offerings include temperature and humidity control, thermal and combustion solutions, water and indoor air quality solutions, smoke and carbon monoxide detection home safety products and fire suppression products, security panels, sensors, peripherals, communications devices, video cameras, other home-related lifestyle convenience solutions, cloud infrastructure, installation and maintenance tools, and related software. Through our whole home presence on the wall and behind the wall, we are an enabler of home connectivity with approximately 11.6 million connected customers. Our connected solutions harness data to provide control, visibility, insights, and alerts to the end user. Our comprehensive product suite has also allowed us to develop and sustain long-standing partnerships with professionals who have relied on our selection and availability of products and configured solutions to help them succeed.
Connectivity has created a large and fast-growing connected home market. We believe a significant opportunity exists to provide products, solutions and services to professionals and consumers that integrate the disparate sensors, systems and controls inside the home, and enable differentiated insight. Our significant presence in the home, both on the wall and behind the wall, positions us well for the value and convenience consumers expect out of the connected home.
ADI Global Distribution: Our ADI Global Distribution segment is a leading wholesale distributor of low-voltage security products including security, fire, access control and video products, and participates significantly in the broader related markets of smart home, access control, power, audio, ProAV, networking, communications, wire and cable, enterprise connectivity, and structured wiring products. Through nearly 200 stocking locations in 13 countries, ADI Global Distribution distributes more than 450 thousand products from over one thousand manufacturers to a customer base of approximately 100 thousand professionals and is recognized for superior customer service. We believe this global footprint gives us distinct scale and network advantages in our core products over our competitors. Further, we believe our customers derive great value from the advice and recommendations of our knowledgeable design specialists, allowing our customers to better meet the technical and systems integration expertise requirements to install and service professional security systems. We continue to provide value-added services including presales system design, 24/7 order pick-up, and the selective introduction of new product categories.

Resideo Technologies, Inc.

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
Factors influencing our competitive position in the industry include product and service innovation, our reputation and the reputation of our brands, sales and marketing programs, customer relationships, product performance, reliability and warranty, quality and breadth of product training and events, product availability, speed and accuracy of delivery, service and price, technical support, and credit availability.
Materials and Suppliers
Purchased materials used in our manufacture of products in Products and Solutions include copper, steel, aluminum, plastics, printed circuit boards (“PCB”), semiconductors, and passive electronics. Purchased materials cover a wide range of supplier value-add, from raw materials and single components to subassemblies and complete finished goods, and there are considerable expenditures on both commercial off-the-shelf and make-to-print items. Although execution of material substitutions or supplier changes may be resource intensive and can cause delays and other inefficiencies, alternatives may exist in the event that a supplier becomes unable to provide material. With respect to our ADI Global Distribution business, we rely on key suppliers of branded products to deliver certain products for resale to our customers who may purchase based on job specifications or otherwise based on brand reputation. Raw material price fluctuations, the ability of key suppliers to meet quality and delivery requirements, and catastrophic events can increase the cost and affect the supply of our products and services and impact our ability to meet commitments to customers.
Manufacturing
Our Products and Solutions business operates manufacturing and distribution facilities throughout the world, including sites in Mexico, the Czech Republic, Hungary, the United States (“U.S.”), Germany, the United Kingdom, Netherlands, and China. A significant percentage of our Products and Solutions revenue is derived from products manufactured in our own facilities, with the remainder being “buy to sell” (finished products purchased directly from other manufacturers) or sourced from third-party contract manufacturers. Major activities and competencies in our manufacturing operations include PCB assembly, injection molding, surface mount technologies, automatic and manual assembly and test, electrotechnical assembly and test, die casting and machining, calibration and final test. We source raw materials and commodities, electronic components and assemblies, and mechanical components and assemblies from a wide range of third-party suppliers worldwide. With respect to our ADI Global Distribution business, we rely on third-party manufacturers to supply both third-party branded and ADI Global Distribution exclusive branded products.
Backlog
We include in backlog accepted product purchase orders from customers and worldwide distributor stocking orders. Product orders in our backlog are subject to changes in delivery schedules or cancellation at the option of the purchaser typically without penalty. Our backlog may fluctuate significantly depending upon customer order patterns which may, in turn, vary considerably based on rapidly changing business circumstances. Accordingly, we do not believe that our backlog at any time is necessarily representative of actual sales for any succeeding period.
Regulatory and Environmental Compliance and Regulatory Capital Expenditures
We are subject to various federal, state, local, and foreign government requirements relating to environmental health and safety protection standards and permitting, labeling and other requirements regarding, among other things, electronic and wireless communications, air emissions, wastewater discharges, the use, handling, and disposal of hazardous or toxic materials, remediation of environmental contamination, data privacy and security, cybersecurity, telemarketing, email marketing, other forms of online advertising and consumer protection, licensing, working conditions for and compensation of our employees and others. Our business may also be affected by changes in governmental regulation of energy efficiency and conservation standards and product safety regulations. These and other laws and regulations impact the

Resideo Technologies, Inc.
manner in which we conduct our business, and changes in legislation or government policies can affect our worldwide operations, both favorably and unfavorably. For a more detailed description of the various laws and regulations that affect our business, refer to Item 1A. Risk Factors.
Our efforts to comply with numerous federal, state, and local laws and regulations applicable to our business and products often results in capital expenditures. We make capital expenditures to design and upgrade our products to comply with or exceed standards applicable to the industries in which they compete. Our ongoing environmental compliance programs also result in capital expenditures. As of December 31, 2023, we have recorded a liability for environmental investigation and remediation of approximately $22 million related to sites owned and operated by Resideo. Regulatory and environmental considerations are a part of all significant capital expenditure decisions; however, expenditures in 2023 related solely to regulatory compliance were not material. It is management’s opinion that the amount of any future capital expenditures related to compliance with any individual regulation or grouping of related regulations will not have a material adverse effect on our financial results or competitive position in any one year. Refer to Note 15. Commitments and Contingencies to Consolidated Financial Statements.
Human Capital

As of December 31, 2023, we employed approximately 14,000 employees in 32 countries, of which about 3,100 employees were located in the U.S. and 7,000 in Mexico. Approximately 4% of Resideo’s U.S. employees and 8% non-U.S. employees are covered under collective bargaining agreements. We believe relations with our workforce are good.

Health and Safety: Our commitment to providing a safe and healthy workplace for all employees continued throughout 2023 demonstrated by progress towards full ISO 14001:2015 and ISO 45001:2018 certification with a total of 10 manufacturing locations now certified to ISO 14001:2015, 8 manufacturing locations certified to ISO 45001:2018, and 4 manufacturing sites certified to ISO 50001:2018. At the end of 2023 our global Total Case Incident Rate or “TCIR” (the number of occupational injuries and illnesses per 100 employees) was 0.37. We monitor our safety through a balanced scorecard of key performance indicators. In addition to reactive incident management investigation and root cause analysis indicators, we measure and analyze the data generated from our hazard observation, designated health and safety inspections by line managers and internal audit programs by accredited health and safety lead auditors to provide insights and intelligence that help us proactively mitigate issues before they result in incidents.

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

Diversity, Equity, Inclusion and Belonging (“DEIB”): We are committed to creating a diverse, equitable and inclusive working environment where individuals feel a sense of belonging. Last year, we expanded our Diversity, Equity, Inclusion narrative to include “belonging” to ensure we not only have a diverse and inclusive culture, but our people feel connected to our organization. In 2023, we focused on executing our DEIB strategy, which includes (1) attract, develop, and retain a diverse workforce, (2) foster a winning culture and (3) be identified as a company of choice by our customers and the communities we serve. One example of how we executed our DEIB strategy is through the continued support and evolution of our six employee resource groups (“ERGs”): Women, LGBTQIA+, Black, Latino, Veterans, and People with Differing Abilities. Each ERG is sponsored and supported by a senior leader of the company and have held conversations with our executive leadership to discuss ideas for improving our culture of inclusion and belonging. Our corporate functions and business units continue to track progress with respect to our diversity and inclusion initiatives.

Diversity is a core component of our recruiting strategy. We continue to assess the needs of the business and identify diverse organizations to partner with that promote a pipeline of diverse talent. Our diversity outreach includes contacting various categories of diversity job boards and diverse partnerships, such as Society of Women Engineers (“SWE”) and

Resideo Technologies, Inc.
National Society of Black Engineers (“NSBE”). Additionally, we maintained our diverse slate guidelines for career level 5+ roles requiring that interview slates include female and/or racially/ethnically diverse candidates, except in rare circumstances.
Talent Acquisition, Management and Development: We have a robust recruiting model to attract all levels of talent across the regions where we operate. In 2023, our average time to fill open roles was 41 days, and we hired 4,350 employees, of which approximately 3,400 were production workers. Internally, strategic talent reviews and succession planning occur on an annual basis, globally and across all business areas.
In 2023, we continued our annual cycle of our Employee Voice Survey. This survey allows each function in our company to see its ratings across three levers: Motivation, Ability, and Knowledge of Expectations. Our overall engagement score for the 2023 cycle was 7.8 on a 10-point scale, a 0.1-point decrease over last year. Our employee Net Promoter Score (“NPS”) was 31, a decrease of 2 points over last year, on a scale ranging from -100 to +100 (based on industry standards for employee NPS, any score above 10 is considered good). Each sub-organization is tasked with creating an action plan based on feedback received.
We continue to provide regular trainings to our people managers. In 2023, we continued the People Leadership Seminar with an increased focus on bringing strategy and respect for others to life across the organization. Managers and their team members continued to participate in tri-annual “Pulse” conversations to set performance expectations and monitor and evaluate performance. People managers at Resideo are strongly encouraged to give frequent, informal feedback so that employees are always clear on their performance level.
To better support the development of our employees, we continue to offer a mentorship platform that makes more effective pairings, provides developmental resources for both mentors and mentees, and facilitates a natural progression of a mentoring relationship through detailed session agendas. New for 2023, we designed and implemented a new internal certification program called Talent Builder, to help educate our mentors on expectations in mentoring relationships while also creating a more consistent experience for mentees. To date, we have certified more than 100 mentors as Resideo Talent Builders.
We believe that making investments in our future leaders will improve our succession capabilities. Our focus on developing future leaders is supported by the Resideo Leadership Program (“RLP”). Up and coming leaders are chosen to participate in this program. This year, we completely revamped the program into a longitudinal leadership transformation program. Participants went on a journey to discover new depths of leadership capacity and character development.
Culture: In 2023, we continued to reinforce our four Core Values:
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
In addition to reinforcing our Core Values and expanding our commitment and attention to building a positive culture, we broadened the role of our VP of DEIB and increased the scope to include culture and learning and development, changing the title to VP of Culture and Talent Excellence.
To continue driving a culture in alignment with our values, we developed and deployed a new onboarding offering called Ready, Set, Resideo to help integrate our new hires into our values from Day 1. The course provides an overview of our company, our brand promise, and our culture. Of those who completed a course completion survey, 85% agree that this new onboarding offering is better than any onboarding course they have attended at previous companies. We also explored additional opportunities to push nudges to managers to help with change management efforts across the company and conducted listening sessions with employees to understand what is needed to create potential culture ambassadors across the company in the future.
Seasonality

Our Products and Solutions business typically experiences a moderate level of seasonality. Sales activity is generally highest in the fall and early winter months, reflecting increased customer purchases of heating related products with the

Resideo Technologies, Inc.
highest sales at the end of the third quarter and throughout the fourth quarter in the majority of our geographical markets. The effects of climate change, such as extreme weather conditions and events and water scarcity, may exacerbate fluctuations in typical weather patterns, creating financial risks to our business. In addition, the dynamic global and macro-economic conditions may further disrupt these seasonal patterns.
Research and Development and Intellectual Property
We have major product design centers in the U.S., Europe, Asia, and Latin America and software centers of excellence in Bengaluru, India and Melville, New York. In addition, our laboratories are certified to meet various industry standards, such as FCC and UL, enabling us to test and certify products internally. We also have a user experience design group that consists of researchers and product and user experience designers aligned with development sites with the primary studios in Golden Valley, Minnesota. As of December 31, 2023, we employed approximately 898 engineers.
Our deep domain expertise, proprietary technology and brands are protected by a combination of patents, trademarks, copyrights, trade secrets, non-disclosure agreements, and contractual provisions. We own approximately 2,800 worldwide active patents and pending patent applications to protect our research and development investments in new products and services. We have and will continue to protect our products and technology by asserting our intellectual property rights against third-party infringers. Refer to Note 15. Commitments and Contingencies to Consolidated Financial Statements. We also have a significant trademark license with Honeywell in connection with our use of the Honeywell Home trademark as well as certain intellectual property licensed by Honeywell to us in connection with the Spin-Off. For a more detailed description of the various intellectual property rights and relationships that affect our business, refer to Item 1A. Risk Factors.
Other Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are available free of charge on our website (www.Resideo.com) under the heading Investors (see SEC Filings) immediately after they are filed with, or furnished to, the Securities and Exchange Commission (“SEC”). All of the reports that we file or furnish with the SEC are also available on the SEC’s website (www.sec.gov). In addition, in this Form 10-K, we incorporate by reference certain information from parts of our Proxy Statement for the 2024 Annual Meeting of Shareholders, which will also be available free of charge on our website. Information contained on, or connected to, our website does not and will not constitute part of this Form 10-K.
We are a Delaware corporation incorporated on April 24, 2018. Our principal executive offices are located at 16100 N. 71st Street Suite 550, Scottsdale, Arizona 85254. Our telephone number is (480) 573-5340. Our website address is www.Resideo.com.
We disclose public information to investors, the media and others interested in our Company through a variety of means, including our investor relations website (https://investor.resideo.com), press releases, SEC filings, blogs, public conference calls and presentations, webcasts and social media, in order to achieve broad, non-exclusionary distribution of information to the public. We use these channels to communicate with our stockholders and the public about us, our products, solutions and other issues. It is possible that the information we post on social media could be deemed to be material information. We encourage investors, the media and others interested in our Company to review the information we post on our website and the social media channels listed below. The list of social media channels we use may be updated from time to time on our investor relations website.
The Company’s News Page (https://www.Resideo.com/news)
The Company’s Facebook Page (www.facebook.com/Resideo)
The Company’s Twitter Feed (https://twitter.com/Resideo)
The Company’s LinkedIn Feed (https://www.linkedin.com/company/Resideo1/)
References to our website and other social media channels are made as inactive textual references and information contained on them is not incorporated by reference into this Form 10-K.

Resideo Technologies, Inc.
Item 1A. Risk Factors
You should carefully consider all of the information in this Form 10-K and each of the risks described below, which we believe are the material risks that we face.
Any of these risks could materially and adversely affect our business, financial condition, results of operations and cash flows and the actual outcome of matters as to which forward-looking statements are made in this Form 10-K.
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

In addition to current competitive factors, there have been, and in the future, there may be new market entrants with non-traditional business, new business and customer service models or disruptive technologies and products, resulting in increased competition and changing business dynamics. Examples of these include cable, telecommunications and large technology companies competing in the connected home, home security/lifestyle and energy management spaces, smaller market entrants that offer control capabilities among their products, applications and services and have ongoing development efforts to address the broader connected home market, utilities expanding their role in the provision of home energy management services, original equipment manufacturers (“OEMs”) vertically integrating, and the expansion of direct-to-consumer, retail and e-tail distribution in competition with our ADI Global Distribution business. In addition, aggressive pricing actions by competitors may affect our ability to manage the price/cost relationship to achieve desired revenue growth and profitability levels. To the extent that we do not meet changing customer preferences or demands or other market changes, or if one or more of our competitors introduces new products or services, becomes more successful with private label products, online offerings or establishes exclusive supply relationships, our ability to attract and retain customers could be adversely affected, which could adversely affect our business, financial condition, results of operations and cash flows.
To remain competitive, we will need to invest continually in product and services development, marketing, customer service and support, manufacturing and our distribution networks. We may not have sufficient resources to continue to make such investments and we may be unable to maintain our competitive position including due to the fact that our competitors and potential competitors may have greater brand recognition, resources, access to capital, including greater research and development or sales and marketing funds, more customers, lower costs and more advanced technology platforms, particularly with our connected products and services and in energy management services, as well as in new geographic regions. It is possible that competitive pressures resulting from consolidation, including customers taking manufacturing or distribution in house, purchasing directly from a manufacturer instead of from ADI Global Distribution, moving to a competitor, partnering with third parties and consolidation amongst our customers, could affect our growth and profit margins.
Some of our competitors may also be able to deliver their service solutions more quickly to market than we can by capitalizing on technology developed in connection with their substantial existing service models. In addition, some of our competitors have significant bases of customer adoption in other services and online content, which they could use as a competitive advantage in the connected home solutions services market or otherwise in our product or distribution businesses. The expansion by large technology companies into connected home solutions, could result in pricing pressure, a shift in customer preferences toward the services of these companies and a reduction in our market share. In addition, in order to successfully compete, our products often need to integrate with the platforms of our competitors, who may be able to focus more on their own solutions versus ours, which may make it difficult to compete for the consumer market. In addition, there may be new technologies that are introduced that reduce demand for our solutions or make them obsolete.

Resideo Technologies, Inc.
Our Products and Solutions business' offerings are primarily delivered through networks of professional contractors, distributors, and OEMs, as well as major retailers and online merchants. Growth of the retail markets and greater electronic retail distribution alternatives relative to the professional installation markets may negatively impact our sales and margins, which could have an adverse effect on our business, financial condition and results of operations and cash flows.
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

Technology in our markets changes constantly as new technologies and enhancements to existing technologies continue to be introduced both in our traditional and connected product markets and industry standards continuously evolve. Our future results in our Products and Solutions segment depends upon a number of factors, including our ability to (i) identify consumer preferences and emerging technological trends and broader trends, such as decarbonization and electrification efforts in response to climate change, (ii) develop and maintain competitive products, in part by adding innovative features that differentiate our products from those of our competitors and prevent commoditization of our products, as well as through the use of intellectual property protections such as patents and trade secrets, (iii) grow our market share, (iv) develop, manufacture and bring compelling new products to market quickly and cost-effectively, (v) find and effectively partner with and continue to partner with home connected device platforms and (vi) attract, develop and retain individuals with the requisite technical expertise and understanding of customers’ needs to develop new technologies and introduce new products. Our inability to predict the growth of and respond in a timely way to customer preferences and other developments could have an adverse effect on our business, financial condition, results of operations and cash flows.
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
Our industry experiences significant intellectual property litigation and we have in the past and could in the future become involved in costly and lengthy litigation involving patents or other intellectual property rights which could adversely affect our business. We have received allegations of patent infringement from third parties, including both operating companies and non-practicing entity patent holders, as well as communications from customers requesting indemnification for allegations brought by third parties. These allegations have resulted in ongoing patent litigation relating to certain of our products and may continue to result in new litigation. These proceedings have in the past and could in the future result in financial liability, harm our ability to compete, and divert our management’s time and attention. Often, we receive offers to license patents for our use. We believe that we will be able to access any necessary rights through licensing, cross-licensing, or other mutually beneficial arrangements, although to the extent we are required but unable to enter into such arrangements on acceptable economic terms, it could adversely impact us, requiring us to take specific actions including ceasing using, selling or manufacturing certain products, services or processes or incurring significant costs and time delays to develop alternative technologies or re-design products.
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

Resideo Technologies, Inc.
We rely on certain suppliers of products, materials and components and are otherwise subject to raw material supply variability with our suppliers which may impact our ability to meet commitments to customers and cause us to incur significant liabilities.
Each of our business segments depends on third parties for the supply of certain materials and components for products we manufacture and those manufactured on our behalf, or sold through our ADI Global Distribution business, some of which are supplied by single or limited source suppliers/manufacturers. Our business, results of operations, financial condition and cash flows have been and could continue to be adversely affected by disruptions in supply from our third-party suppliers and manufacturers, whether due to work stoppages, cyberattacks, component failures, natural disasters, pandemics, economic, political, financial or labor concerns, weather conditions affecting products or shipments or transportation disruptions or other reasons, or if suppliers lack sufficient quality control or if there are significant changes in their financial or business condition or otherwise. Although unlikely, our ability to manage inventory and meet delivery requirements could be constrained by our suppliers’ inability to scale production and adjust delivery of long lead-time products during times of volatile demand. Our inability to fill our supply needs would jeopardize our ability to fulfill our contractual obligations.
With respect to our ADI Global Distribution segment, terminations of supply or services agreements or a change in terms or conditions of sale from one or more of our key manufacturers have in the past and could in the future negatively affect that segment’s operating income and margins, net revenue or the level of capital required to fund operations. Manufacturers who currently distribute their products through our ADI Global Distribution business have in the past and could in the future decide to shift to or substantially increase their existing distribution with other distributors, their own dealer networks, or directly to resellers or end-users. This could result in more intense competition as distributors strive to secure distribution rights with these manufacturers, which could have an adverse impact on our ADI Global Distribution business, financial condition, results of operations and cash flows. In addition, our ADI Global Distribution business may not be able to acquire from manufacturers or additional supply chains certain product lines that we are interested in adding to our distribution business, and if even we are able to add products, they may not result in sales as expected and may not be profitable to the overall business.
We may from time to time pursue acquisitions. Our business may be adversely affected if we cannot consummate acquisitions on satisfactory terms, or if we cannot effectively integrate acquired companies or assets.
We have in the past and may from time to time in the future continue to pursue and consummate acquisitions of companies or assets. Our ability to consummate any future acquisitions will be partially dependent upon the availability of suitable acquisition candidates at favorable prices and upon advantageous terms and conditions. We may not be able to find suitable acquisition candidates to purchase or may be unable to acquire on economically acceptable terms or to receive necessary regulatory approvals or support.
The consummation of any particular acquisition may depend, in part, on our ability to raise the capital necessary to fund such acquisition which may not be available to us at all or on economically advantageous terms. In addition, if we consummate an acquisition, our capitalization and results of operations may change significantly. Future acquisitions could result in gross and/or operating income dilution, the incurring of additional debt or equity issuances and contingent liabilities and an increase in interest and amortization expenses or periodic impairment expenses related to goodwill and other intangible assets and significant charges relating to integration costs.
We may not be successful in effectively identifying all risks of an acquired business, integrating the acquired business or technology into our existing business or realizing the benefits expected at acquisition. Our due diligence may fail to identify all of the liabilities or challenges of an acquired business, product, software, service or technology, including issues related to intellectual property, product quality or product or software architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee, customer or supplier issues. We may not be able to achieve the operational synergies or savings nor any growth targets identified in acquisition diligence. The successful integration of future acquisitions may also require substantial attention from our senior management and the management of the acquired business, which could decrease the time that they have to manage our existing portfolio, attract customers and develop new products and services or attend to other acquisition opportunities.
Our business is subject to the risks of earthquakes, hurricanes, tornadoes, fires, power outages, floods, pandemics, epidemics, natural disasters and other catastrophic events. or other public health emergencies.
A significant natural disaster, such as an earthquake, hurricane, tornado, fire, flood, or a public health pandemic, such as COVID-19, or a significant power outage could harm our business, financial condition, cash flows and results of

Resideo Technologies, Inc.
operations. The impact of climate change may increase these risks due to changes in weather patterns, such as increases in storm intensity and frequency, sea-level rise, melting of permafrost and temperature extremes in areas where we conduct our business. Extreme weather, natural disasters, power outages, global health crises or other unexpected events have in the past and could in the future disrupt our operations by impacting the availability and cost of materials needed for manufacturing, causing physical damage and partial or complete closure of our manufacturing sites or distribution centers, loss of human capital, and disruption in the manufacturing and supply of products and services to customers.
With respect to our Products and Solutions segment, we operate seven factories in Mexico and rely on third-party manufacturing partners with manufacturing capabilities in Mexico. Approximately 45% of our finished products are manufactured in Mexican sites, several of which operate in water stressed environments. A significant natural disaster affecting the region could have a material and disproportionate impact on our ability to manufacture our products. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, consumers in that region may delay or forego purchases of our products and solutions in the region, which may harm our results of operations for a particular period. These risks may be increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of orders, or delays in the manufacture, deployment or shipment of our products and solutions, our business, financial condition, cash flows and results of operations would be harmed.
Our business, results of operations, financial condition, cash flows, and stock price may be adversely affected by public health emergencies, such as the COVID-19 pandemic. The COVID-19 outbreak has negatively impacted and may again negatively impact the global economy.
To the extent any such public health emergencies adversely affect our business and financial results, they may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
Market and economic conditions may adversely affect the economic conditions of our customers, demand for our products and services and our results of operations.
As a global provider of comfort, energy management and life safety products, services and technologies for the home, as well as a wholesale distributor of low-voltage electronics products, smart home, fire and security life safety products, power, audio and ProAV, networking, communications, wire and cable, enterprise connectivity, and structured wiring products, our business is affected by the performance of the global new and repair and remodel construction industry. Geopolitical, social and economic conditions could result in increased volatility in worldwide financial markets and economies that could harm our sales. Similarly, slowing of the housing market may result in reduced demand for our products and services. Our markets are sensitive to changes in the regions in which we operate and are also influenced by cyclical factors such as interest rates, inflation, energy costs, availability of financing, consumer spending habits and preferences, housing market demand, employment rates and other macroeconomic factors over which we have no control, and which could adversely affect our business, financial condition, results of operations and cash flows.
Failure to achieve and maintain a high level of product and service quality could damage our reputation with customers and negatively impact our results.
Product and service quality issues could result in a negative impact on customer confidence in our Company, our products and our brand image. If our offerings do not meet applicable legal and safety standards or our customers’ expectations regarding safety or quality, or if our products are improperly designed, manufactured, packaged, or labeled, or are otherwise alleged to cause harm or injury, we may need to recall those items, experience increased warranty costs or lost sales and increased costs and exposure to legal, financial and reputational risks including litigation and government enforcement action, as well as product liability claims. Such actions may damage our relationship with our customers which may result in a loss of market share. Additionally, the financial expenses related to such events may not be covered by our insurance or may be subject to deductibles. We have in the past and in the future may not be able to obtain indemnity or reimbursement from our suppliers or other third parties for the warranty costs or liabilities associated with our products and there can be no assurance that we will have adequate reserves to cover any recalls and repair and replacement costs. A significant product recall, warranty claim, or product liability case, especially with respect to our security and life safety-related products or services, could also result in adverse publicity, damage to our reputation, and a loss of consumer confidence in our products and services. We have in the past experienced, and may in the future experience, product recalls and litigation related to our products or services, none of which have been material to date.

Resideo Technologies, Inc.
We may not be able to retain or expand relationships with certain significant customers.
A number of our customers contribute significantly to our net revenue and operating income. Consolidation, change of control, or termination of the contractual relationships with any of these customers, particularly among our OEM customers (and in certain instances, their authorized dealers), or a decision by any one or more of our customers to outsource all or most manufacturing work to a single equipment manufacturer, or to partner with third parties has in the past and may in the future continue to concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on a smaller number of customers. We generally have to qualify, and are required to maintain our status, as a supplier for each of our OEM customers. A significant failure or an inability to comply with customer specifications and manufacturing requirements or delays or other problems with existing or new products or inability to meet price requirements could result in financial penalties, cancelled orders, increased costs, loss of sales, market share shift, loss of customers or potential breaches of customer contracts, which have had and could in the future have an adverse effect on our profitability and results of operations. By virtue of certain customers’ size and the significant portion of revenue that we derive from them, they can exert significant influence in the negotiation of our commercial agreements and the conduct of our business with them which could adversely affect our profitability. If consolidation among our retailers, distributors or other channel partners who purchase our products becomes more prevalent, our business, results of operations and financial conditions could be adversely affected.
Failure to increase productivity through sustainable operational improvements, as well as an inability to successfully execute transformation programs or to effectively manage our workforce, may reduce our profitability or adversely impact our businesses.
Our profitability and margin growth are dependent upon our ability to drive sustainable improvements. In addition, we seek productivity and cost savings benefits through our ongoing transformation, restructuring and other programs, such as consolidation and outsourcing of manufacturing operations or facilities, reductions in manufacturing shifts, transitions to cost-competitive regions, workforce optimizations, product line rationalizations and divestitures, and other cost-saving initiatives. Risks associated with these actions that we have in the past or may in the future experience include delays in execution of the planned initiatives, additional unexpected costs, asset impairments, realization of fewer than estimated productivity improvements, reduced ability to manage supply chain anomalies, employment claims, and adverse effects on employee morale leading to reduced production and unanticipated departures. We may not realize the full operational or financial benefits we expect, the recognition of these benefits may be delayed and these actions may potentially disrupt our operations. In addition, organizational changes, attrition, labor relations difficulties, or work stoppages could have an adverse effect on our business, reputation, financial condition, results of operations, and cash flows.
We are subject to the economic, political, regulatory, foreign exchange and other risks of international operations.
Our international revenue represented approximately 24% of our net revenue for the year ended December 31, 2023. Our international geographic footprint subjects us to many risks including: exchange control regulations; wage and price controls; antitrust/competition and environmental regulations; employment regulations; foreign investment laws; monetary and fiscal policies and protectionist measures that may prohibit acquisitions or joint ventures, establish local content requirements, or impact trade volumes; import, export and other trade restrictions (such as embargoes); tariffs; violations by our employees of anti-corruption laws (despite our efforts to mitigate these risks); changes in regulations regarding transactions with state-owned enterprises; nationalization of private enterprises; natural and man-made disasters, hazards and losses; backlash from foreign labor organizations related to our restructuring actions; violence; civil and labor unrest; acts of terrorism; and our ability to hire and maintain qualified staff and maintain the safety of our employees in these regions. Additionally, certain of the markets in which we operate have adopted increasingly strict requirements concerning personal and non-personal data, privacy and cybersecurity. These requirements may negatively affect our ability to maintain, develop, sell and advertise our products and our services, may limit our ability to derive revenue from data, may require us to disclose product and services data to our competitors, may cause us to incur additional expense in obtaining mandatory certifications and may restrict our ability to transfer data internationally.
With respect to our Products and Solutions segment, we operate seven factories in northern Mexico. Approximately 45% of our finished products are manufactured in Mexico, a country that periodically experiences heightened civil unrest or may experience trade disputes with the U.S., both of which could cause a disruption of the supply of products to or from these facilities. Some of our Mexican facilities are authorized to operate as Maquiladoras by the Ministry of Economy of Mexico. Maquiladora status allows us to temporarily import raw materials into Mexico, provided that such items, after processing, are exported from Mexico within a stipulated time frame. Maquiladora status is subject to various restrictions and requirements, including compliance with the terms of the Maquiladora program and other local regulations, which have

Resideo Technologies, Inc.
become stricter in recent years. In addition, if the Mexican government adopts additional adverse changes to the program, including nationalization, our manufacturing costs in Mexico would increase.

Current global conflicts, such as those between Russia and Ukraine as well as the Middle East crisis between Hamas and Israel, have created substantial uncertainty in the global economy, including sanctions and penalties imposed on certain countries from several governments. While we do not have a physical presence in these locations and do not have significant direct exposure to customers and vendors in those countries, we are unable to predict the impact that these actions will have on the global economy or on our financial condition, results of operations, and cash flows as of the date of these financial statements.

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
The efficient operation of our business requires substantial investment in technology infrastructure systems, including enterprise resource planning (“ERP”) systems, information systems, supply chain management systems, digital commerce systems and connected solutions platforms and network operations and systems. The failure to acquire, implement, maintain and upgrade as required, these systems may impact our ability to respond effectively to changing customer expectations, manage our business, scale our solutions effectively or impact our customer service levels, which may put us at a competitive disadvantage and negatively impact our business, results of operations, financial condition and cash flows. Repeated or prolonged interruptions of service, due to cyber threats or problems with our systems or third-party technologies, whether or not in our control, could have a significant negative impact on our reputation and our ability to sell products and services. Our business, results of operations, financial condition and cash flows may be adversely affected if our information systems fail, become unavailable for prolonged periods of time, are corrupted or do not allow us to transmit accurate information. Failure to properly or adequately address these issues, including the failure to fund backups, upgrades and improvements to our systems, could impact our ability to perform necessary business operations, which could adversely affect our reputation, competitive position, business, results of operations, financial condition and cash flows. Our ability to keep our business operating is highly dependent on the proper and efficient operation of our data centers, networks, and data backup systems. In addition, a significant portion of our employees are engaged in remote or hybrid work from their homes, which further exposes our information technology (“IT”) systems to potential cyber interference and disruption of work activities based on availability and performance of internet access in the regions in which our employees reside.
Our IT and engineering systems contain sensitive information, including personal data, trade secrets, and other proprietary information. In addition, our connected products potentially expose our business and customers to cybersecurity threats. As a result, we have experienced and may in the future be subject to systems interruption, data corruption, data loss and service and product failures, not only resulting from the failures of our products or services but also from the failures of third-party service providers, natural disasters, power shortages or terrorist attacks, and cyber or other security threats. There is no assurance that the comprehensive security measures we have put in place to protect our IT and engineering systems, services, and products against unauthorized access and disclosure of personal data or confidential or trade secret information will be effective in every case.
We have experienced, and expect to continue to experience, cybersecurity threats and incidents, none of which, to our knowledge, have been material to date. The potential consequences to any of our connected solutions platforms, data centers, or network operations and systems resulting from a material cyber or other security incident such as a successful ransomware attack or malicious publication of confidential information, trade secrets or personal data include financial loss, reputational and brand impact, negative media coverage, loss of stockholder value, loss of customers, litigation with third parties, including class-action litigation, regulatory investigations, audits or other enforcement actions, theft of intellectual property, fines, diminution in the value of our investment in research, development and engineering, regulatory reporting for data breaches, and increased cyber and other security protection and remediation costs due to the increasing sophistication and proliferation of threats, which in turn could adversely affect our competitiveness, business, financial condition, results of operations, and cash flows. In addition, damages, fines and claims arising from such incidents may not be covered by, or may exceed the amount of any insurance available or may not be insurable.

Resideo Technologies, Inc.
Enhanced tariff, import/export restrictions, or other trade barriers may have an adverse impact on global economic conditions, financial markets and our business.

We are subject to certain laws and regulations affecting our international operations which, among other things, provide certain preferential duties and tariffs for qualifying imports subject to compliance with the applicable rules of origin and other requirements. There have been, and continue to be, uncertainties with respect to the global economy and trade relations between the U.S. and other countries globally. Implementation of more restrictive trade policies or the renegotiation of existing U.S. trade agreements or trade agreements of other countries where we sell, procure or manufacture large quantities of products and services or procure supplies and other materials incorporated into our products could negatively impact our business results of operations, cash flows and financial condition. Tariffs, sanctions and other barriers to trade could adversely affect the business of our customers and suppliers, which could in turn negatively impact our net revenue and results of operations.

Specifically, we source certain components and approximately 7% of our finished goods from suppliers in Asia, a significant portion of which are subject to tariffs. New tariffs or other restrictions imposed on imports from Asia, where certain components included in our end-user equipment are manufactured and where certain of our distribution business suppliers are located, and any counter-measures taken in response to such new restrictions, may harm our business and results of operations. In addition, the U.S. federal government has imposed certain restrictions on the licensing, use and import of certain surveillance, telecommunications and other equipment manufactured by certain of our suppliers based in China for our ADI Global Distribution business, which may require us to find additional sources of end-user products and result in higher costs. We have in the past had inquiries from the U.S. federal government regarding these sales of certain Chinese made products in the U.S., which inquiries could impact our business reputation.

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
In connection with the Spin-Off, we entered into an agreement with Honeywell, pursuant to which we have obligations to make cash payments to Honeywell for certain Honeywell environmental liabilities (“Reimbursement Agreement”). Refer to Note 15. Commitments and Contingencies to Consolidated Financial Statements. In each calendar quarter, our ability to pay dividends and repurchase capital stock, or take other material corporate actions, in such calendar quarter are restricted until any amounts payable under the Reimbursement Agreement in such quarter are paid to Honeywell and we are required to use available restricted payment capacity under our debt agreements to make payments in respect of any such amounts. Payment of deferred amounts and certain other amounts could cause the amount we are required to pay under the Reimbursement Agreement in respect of liabilities arising in any given calendar year to exceed $140 million. All amounts payable under the Reimbursement Agreement are guaranteed by certain of our subsidiaries that act as guarantors under our principal credit agreement, subject to certain exceptions. Under the Reimbursement Agreement, we are subject to certain of the affirmative and negative covenants that are substantially similar to those presently included in our principal credit agreement. Further, pursuant to the Reimbursement Agreement, our ability to (i) amend or enter into waivers under our principal credit agreement or our indenture, (ii) enter into another credit agreement or indenture or make amendments or waivers thereto, or (iii) enter into or amend or waive any provisions under other agreements, in each case, in a manner that would adversely affect the rights of Honeywell under the Reimbursement Agreement, may be limited or subject to Honeywell’s prior written consent. The covenants contained in the Reimbursement Agreement and/or the consent right described in the preceding sentence may significantly limit our ability to engage in many types of significant transactions on favorable terms (or at all), including, but not limited to, equity and debt financings, liability management transactions, refinancing transactions, mergers, acquisitions, joint ventures, and other strategic transactions. The Reimbursement Agreement may have material adverse effects on our liquidity and cash flows and on our results of operations, regardless of whether we experience a decline in net revenue. The Reimbursement Agreement may also require us to accrue significant long-term liabilities on our Consolidated Balance Sheets, the amounts of which will be dependent on factors outside our control, including Honeywell’s responsibility to manage and determine the outcomes of claims underlying the liabilities. This may have a significant negative impact on the calculation of key financial ratios and other metrics that are important to investors, rating agencies and securities analysts in evaluating our creditworthiness, and the value of our securities. Although we will have access to information regarding these liabilities as we may reasonably request for certain purposes,

Resideo Technologies, Inc.
as well as the ability to participate in periodic standing meetings with Honeywell’s remediation management team responsible for management of the underlying claims, the payment obligations under the Reimbursement Agreement relate to legal proceedings, costs and remediation efforts that we will not control, and we accordingly do not expect to be able to make definitive decisions regarding settlements or other outcomes that could influence our potential related exposure.
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
We have periodically communicated our strategies, commitments and targets related to environmental, social and governance (“ESG”) matters through the issuance of an ESG report. Although we are committed to these strategies and targets, we may be unable to achieve them due to impacts on resources, operational costs, regulatory changes and technological advancements. In light of the increased focus on ESG matters, there can be no certainty that we will manage such issues successfully, or that we will successfully meet stakeholder expectations as to our proper role. Any failure or perceived failure by us in this regard could adversely impact our business and reputation.

Risks Relating to Legal and Regulatory Matters
Failure to comply with the broad range of standards, laws and regulations in the jurisdictions in which we operate may result in exposure to substantial disruptions, costs and liabilities.
The laws and regulations impacting us impose complex, stringent and costly compliance activities, including but not limited to environmental, health, and safety protection standards and permitting, labeling and other requirements regarding, among other things, electronic and wireless communications, air emissions, wastewater discharges, the use, handling, and disposal of hazardous or toxic materials, remediation of environmental contamination, data security, data protection and data privacy, consumer protection and working conditions, and benefits for and compensation of our employees. We may also be affected by future standards, laws or regulations, including those imposed in response to cybersecurity, energy, decarbonization, climate change, product functionality, geopolitical, corporate social responsibility, data privacy, artificial intelligence, new types of online advertising or similar concerns. We expect that the growth of our business may depend on our development of new technologies in response to legislation and regulations related to efficiency standards, safety, data privacy and cybersecurity, and environmental concerns. These standards, laws, or regulations may further impact our costs of operation, the sourcing of raw materials, and the manufacture, design, re-design and distribution of our products and place restrictions and other requirements or impediments on the products and solutions we can sell in certain geographical locations. The net revenue and margins of our business are directly impacted by government regulations, including safety, performance and product certification regulations, particularly those driven by customer demands and national approvals, as well as changes in trade agreements, tariffs, and environmental and energy efficiency standards. We may develop unexpected legal contingencies or matters that exceed, or are excluded from, insurance coverage. We are subject to and in the future may be subject to various claims, including legal claims arising in the normal course of business. Such claims may include without limitation employment and benefits claims, product recall, personal injury, network security, breaches of or other non-compliance with cybersecurity, data protection, data privacy or advertising and marketing regulations, or property damage claims resulting from the use of our products, services, or solutions, as well as exposure to hazardous materials, contract disputes, or intellectual property disputes. The actual costs of resolving legal claims may be substantially higher or lower than the level of insurance coverage we hold and/or the amounts accrued for such claims or may be excluded from coverage. In the event of unexpected future developments, it is possible that the ultimate resolutions of such matters could be unfavorable.
Various laws and regulations as well as contracts we have entered into with third parties and our public notices apply to the collection, processing, transfer, disposal, disclosure and security of personal data and other types of regulated data, including obligations concerning clear, accurate and transparent data use practices and advertising that is not misleading. The interpretation and application of many privacy and data protection laws and regulations around the world may be inconsistent with our existing data use, management and retention practices, public descriptions thereof or the features of our products and services. Any such new laws or regulations, any changes to existing laws and regulations and any such interpretation may affect demand for our products and services, impact our ability to effectively transfer data across borders

Resideo Technologies, Inc.
or advertise our products and services in support of our business operations, or increase the cost of providing our products and services. Additionally, any actual or perceived breach of such laws or regulations may subject us to claims and may lead to administrative, civil or criminal liability, as well as fines and reputational harm. We could also be required to fundamentally change our business activities and practices, or modify or re-design our products and services, which could have an adverse effect on our business, financial condition, results of operations, and cash flows. Claims or lawsuits related to cybersecurity, advertising, marketing, data protection or data privacy initiated by governmental bodies, customers or other third parties, whether meritorious or not, could be time consuming, result in costly regulatory proceedings, litigation, penalties and fines, or require us to change our business practices, sometimes in expensive ways, or other potential liabilities. Unfavorable publicity regarding our privacy practices could injure our reputation, harm our ability to keep existing customers or attract new customers or otherwise adversely affect our business, assets, revenue, brands, and reputation.
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

On February 3, 2023, we executed a definitive stipulation of settlement to resolve all of the pending lawsuits in relation to the derivative lawsuits. Under the terms of the settlement, we agreed to implement or codify certain corporate governance reforms and reimburse the plaintiffs’ attorneys’ fees of up to $1.6 million. The U.S. District Court for the District of Minnesota issued an order granting final approval of the settlement, judgment was entered on January 9, 2024 and the action was dismissed with prejudice. The parties filed a joint stipulation and proposed order of dismissal for the Delaware Chancery action, which the court approved.
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
The Spin-Off was generally intended by Honeywell to be a tax-free transaction for our stockholders, but any failure to comply with the relevant tax requirements could result in certain of our stockholders incurring substantial tax liabilities. In addition, we may have material payment obligations to Honeywell under the Tax Matters Agreement, including upon the resolution of pending or future disputes with Honeywell regarding the appropriate allocation of tax liabilities incurred in connection with the Spin-Off.
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
Conflicts of interest may or have arisen with Honeywell in a number of areas relating to our past and ongoing relationships, including:
•tax, employee benefit, indemnification and other matters arising from our separation from Honeywell;
•intellectual property matters;
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
The terms of our varied indebtedness include a number of restrictive covenants that impose significant operating and financial restrictions on us and limit our ability to engage in actions that may be in our long-term best interests, including actions such as incurring additional indebtedness, paying dividends, making investments or acquisitions, selling or transferring certain assets and other corporate actions. If market changes, economic downturns, or other negative events occur, our ability to comply with these covenants may be impaired and waivers from our lenders may not be provided. A breach of any of these covenants could result in an event of default under the terms of our indebtedness, giving lenders the right to accelerate the repayment of such debt, which could adversely affect our business, financial condition, results of operations, and cash flows. Additionally, we might not have, or be able to obtain, sufficient funds to make these accelerated payments, and lenders could then proceed against any collateral. Any subsequent replacement of the agreements governing such indebtedness, or any new indebtedness could have similar or greater restrictions. As a result of these restrictions, we may be limited in how we conduct our business and pursue our strategy, unable to raise additional debt financing to operate during general economic or business downturns or unable to compete effectively or to take advantage of new business opportunities.
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
The market price of our common stock has been volatile in the past and may be volatile in the future. The market price of our common stock may be significantly affected by the following factors: actual or anticipated fluctuations in our operating results; changes in financial estimates by securities analysts or our failure to perform in line with such estimates; announcements by us or our competitors of significant technical innovations, acquisitions, divestitures, strategic partnerships, joint ventures or capital commitments; the loss of, or decrease in sales to, one or more key customers; global macroeconomic conditions; and departures of key personnel.
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

Resideo Technologies, Inc.
Certain provisions in our governing documents may discourage takeovers.
Several provisions of our governing documents and Delaware law may discourage, delay or prevent a merger or acquisition. These provisions include, among others, that our stockholders are not permitted to act by written consent; advance notice requirements for stockholder nominations and proposals; limitations on the persons who may call special meetings of stockholders and limitations on our ability to enter into business combination transactions.
These and other provisions of our governing documents and Delaware law may discourage, delay or prevent certain types of transactions involving an actual or a threatened acquisition or change in control of our Company, including unsolicited takeover attempts, even though the transaction may offer our stockholders the opportunity to sell their shares of our common stock at a price above the prevailing market price.
General Risk Factors
We depend on the recruitment and retention of qualified personnel, and our failure to attract and retain such personnel could adversely affect our business, financial condition, results of operations, and cash flows.
Due to the complex nature of our business, our future performance is highly dependent upon the continued services of our employees and management who have significant industry expertise, including our engineering and design personnel and trained sales force. Our performance is also dependent on the development of additional personnel and the hiring of new qualified engineering, design, manufacturing, marketing, sales and management personnel for our operations. Competition for qualified personnel in our markets is intense, many locations in which we operate have seen competition for talent and increases in wages, and we may not be successful in attracting or retaining qualified personnel. The loss of key employees, our inability to attract new qualified employees or adequately train employees, or the delay in hiring key personnel could negatively affect our business, financial condition, results of operations and cash flows.
Our effective tax rate will be affected by factors including changes in tax rules, and in the interpretation and application of those rules, in the countries in which we operate.
Our future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in tax laws, regulations and judicial rulings (or changes in the interpretation thereof), changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, changes in the accrual balance of the Reimbursement Agreement, changes in the amount of earnings permanently reinvested offshore, the results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures, and various other governmental enforcement initiatives. Our tax expense includes estimates of tax reserves and reflects other estimates and assumptions, including assessments of our future earnings which could impact the valuation of our deferred tax assets. Changes in tax laws or regulations, including multi-jurisdictional changes enacted in response to the guidelines provided by the Organization for Economic Co-operation and Development to address base erosion and profit shifting will increase tax uncertainty and may adversely impact our provision for income taxes. For example, the Organization for Economic Co-operation and Development has enacted model rules for a new global minimum tax (“Pillar Two”), and many governments around the world have enacted, or are in the process of enacting, legislation on these rules, which may adversely impact our effective tax rate.
Currency exchange rate fluctuations and financial counterparty risks may adversely affect our results.
We are exposed to a variety of market risks, including the effects of changes in currency exchange rates. Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Approximately 24% of our 2023 net revenue was derived outside the U.S., and we expect sales to non-U.S. customers to continue to represent a similar portion of our consolidated net revenue. A significant amount of our payment obligations, including pursuant to the Reimbursement Agreement, Tax Matters Agreement, and our debt obligations are denominated in U.S. dollars, which exposes us to foreign exchange risk. Finally, we generate significant amounts of cash outside of the U.S. that are invested with foreign financial counterparties.
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

Resideo Technologies, Inc.
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
The Sarbanes-Oxley Act of 2002 requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. If we are not able to comply with the requirements of Section 404 thereunder in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our common stock could decline and we could be subject to sanctions or investigations by SEC or other regulatory authorities, which would require additional financial and management resources.
Even if we were to conclude, and our auditors were to concur, that our internal control over financial reporting provided reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”), because of its inherent limitations, internal control over financial reporting might not prevent or detect fraud or misstatements. This, in turn, could have an adverse impact on trading prices for our common stock, and could adversely affect our ability to access the capital markets.
If our goodwill, other intangible assets and long-lived assets become impaired, we may be required to record a significant charge to earnings.
We test, at least annually, the carrying value of goodwill for impairment, as discussed in Note 2. Summary of Significant Accounting Policies to Consolidated Financial Statements. We review other intangible assets and long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results of operations and cash flows. If the assumptions used in our analysis are not realized or if there was an adverse change in facts and circumstances, it is possible that an impairment expense may need to be recorded in the future. If the fair value of our reporting units falls below their carrying amounts because of reduced operating performance, market declines, changes in the discount rate, or other conditions, expenses for impairment may be necessary. Any such expenses may have a material negative impact on our results of operations. There were no material impairment expenses taken during the years ended December 31, 2023, 2022, and 2021.
We may be required to make significant cash contributions to our defined benefit pension plans.
We sponsor defined benefit pension plans under which certain eligible employees will earn pension benefits. We have plans in several countries including the U.S., the terms of which require that such qualified defined benefit pension plans maintain certain capitalization levels. Changes in discount rates and actual asset returns different than our anticipated asset returns can result in significant non-cash actuarial gains or losses. With regard to cash pension contributions, funding requirements for our pension plans are largely dependent upon interest rates, actual investment returns on pension assets and the impact of legislative or regulatory changes related to pension funding obligations. Our pension plan contributions may be material and could adversely impact our financial condition, cash flows, and results of operations. We may need to make pension plan contributions in future periods sufficient to satisfy funding requirements.
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
We have implemented an Enterprise Risk Management (“ERM”) program, managed by members of senior management, to identify, assess and monitor key risks that are aligned with our strategic and business objectives. Our policies and processes are based on recognized frameworks established by the National Institute of Standards and Technology (“NIST”), the International Organization for Standardization and other applicable industry standards. We apply NIST best practices in how we implement security and privacy controls. We use NIST to define our practice in conducting risk assessments as well as to define our approach in managing internet of things (“IOT”) device security. We have identified various

Resideo Technologies, Inc.
cybersecurity risks that could adversely affect our business, results of operations and financial condition, including violation of privacy laws; intellectual property theft; fraud; business interruption or ransomware; harm to customers or employees; and other legal and reputational risks.

Our Chief Information Security Officer (“CISO”) oversees our information security program, leading a team responsible for enterprise-wide cybersecurity strategy, policy, process, standards, and architecture. Our CISO holds an MBA in technology management and has over twenty-five years of technology leadership experience, along with other certifications in efficiency and project management. Beyond the CISO, the security team in charge of incident management has a strong bench of experienced information security practitioners holding diverse degrees in science, technology, computer science and mathematics. Members of the operations team have certifications such as the Certified Information Systems Security Professional (“CISSP”), Certified Information Security Manager (“CISM”), Offensive Security Certified Professional (“OSCP”), Certified Ethical Hacker and many more. They all come from backgrounds that complement professions in security and all of them have at least several years of industry experience.

Internal and external experts regularly evaluate our information security program, with results reported to senior management and our Board of Directors. We actively collaborate with vendors, industry experts, and intelligence and law enforcement communities to continually assess and enhance the effectiveness of our information security policies and procedures.

We follow a structured framework linked to specific security standards and the procedural practices that the security team employs in supporting associated activities. Our information security team works closely with our managed security service provider to triage identified anomalies and alerts that are raised as risks and work across the company to validate the risk and act as deemed appropriate. The global security operations center (“SOC”) within the CISO’s organization is responsible for incident management including identification, assessment of initial threat, notification of key stakeholders, containment, remediation, and recovery. We have a cross-functional team prepared to respond in a timely manner to the incident and assess our obligations when incidents occur.

We use technical safeguards to protect our systems from cybersecurity threats, including firewalls and access controls. As part of our risk management practice, and given the rapidly changing regulatory landscape, we focus on making relevant privacy and cybersecurity training available to all employees, this includes mandatory training for all users on privacy and security best practices, as well as awareness training tied to our phishing campaigns. Topics included in our yearly training include best practices in password hygiene, phishing awareness, data privacy and other focus areas. We periodically test our policies and practices to guard against cybersecurity threats and engage in audits, threat modeling, vulnerability testing and table top exercises.

We have an established practice to oversee and manage third-party service providers in order to protect our interests related to cybersecurity threats. The Contract and Procurement Security Services (“CPSS”) process has several key requirements of third-party vendors who manage or control our electronic information resources to ensure they protect our interests in cybersecurity, including: adherence to cybersecurity best practices, such as the NIST Cybersecurity Framework; completion of a security assessment questionnaire prior to any contract execution; and through application of our GRC (Governance, Risk, and Compliance) Tool, which triggers automatic annual security reviews of vendors. The security compliance team within the CISO’s organization actively reviews and assesses the third party’s responses and takes appropriate actions based on the responses.

We continue to evaluate and enhance our systems, controls, and processes where possible, including in response to actual or perceived threats specific to us or experienced by other companies.

The Board and the committees of the Board oversee our risk profile and exposures relating to matters within the scope of their authority. Among other matters, the Audit Committee is charged with oversight of Resideo’s risks relating to enterprise-wide cybersecurity, including review of the state of the Company’s cybersecurity policies and programs and steps management has taken to monitor and control such exposures. Cybersecurity review with the CISO is a regular standing calendar item of the Audit Committee in connection with its overall ERM program oversight. In addition, our Information and Technology Committee coordinates with Audit Committee on the oversight of our product technology and software cybersecurity program. The Audit Committee and Information and Technology Committee, together with the CISO, provide the full Board with visibility into the risks that impact us and the plans to mitigate them. The CISO’s reports to the committees and the Board include insights on operations, business cyber risks, emerging threats and key strategic

Resideo Technologies, Inc.
initiatives driving improved security capabilities, and special topics around what the Company is doing to strengthen Resideo’s security posture.

Item 2. Properties
Our corporate headquarters is located in Scottsdale, Arizona.
The Products and Solutions segment owns or leases 20 manufacturing sites and 3 warehouses. The ADI Global Distribution segment owns or leases 169 stocking locations and 5 warehouses. The Corporate segment leases 3 sites. There is 1 warehouse and 55 other sites owned or leased by both the Products and Solutions and ADI Global Distribution segments, including offices and engineering, and lab sites used by the Products and Solutions segment.
The following table shows the regional distribution of these sites:

	Americas	Asia Pacific	EMEA
Sites	166	9	81
We also sublease 1 site that includes office and engineering space from Honeywell, which is included above. In addition, 27 warehouses are operated by third parties. Honeywell also leases or subleases 4 manufacturing sites and other sites, with office and warehouse space, from us.
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

Refer to Note 15. Commitments and Contingencies to Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not applicable.

Resideo Technologies, Inc.
PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange under the symbol “REZI.” On February 2, 2024, there were 34,908 holders of record of our common stock and the closing price of our common stock on the New York Stock Exchange was $17.10 per share. As of February 2, 2024, approximately 145 million shares of our common stock were outstanding.
Dividends
We have never declared or paid any cash dividends on our common stock and we currently do not intend to pay cash dividends. We currently expect to retain any future earnings to fund the operation and expansion of our business, pay back debt obligations or to repurchase our common stock. The Board’s decision regarding any future payment of dividends will depend on the consideration of many factors, including our financial condition, earnings, sufficiency of distributable reserves, opportunities to retain future earnings for use in the operation of our business and to fund future growth, capital requirements, debt service obligations, obligations under the Reimbursement Agreement, legal requirements, regulatory constraints, and other factors that the Board deems relevant. Additionally, the terms of the indebtedness we incurred in connection with the Spin-Off, obligations under the Reimbursement Agreement and other amounts owed to Honeywell under the Tax Matters Agreement, Trademark License and Patent Cross-License Agreements, will limit our ability to pay cash dividends.
Issuer Purchases of Equity Securities

The following table summarizes information with respect to the purchase of our common stock during the three months ended December 31, 2023.

	Share Repurchases (1)
Period	Total Number of Shares Purchased (thousands) (2)	Average Price Paid per Share Excluding Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (millions)
October 1, 2023 to October 28, 2023	12	$15.72	12	$120
October 29, 2023 to November 25, 2023	550	$16.03	550	$111
November 26, 2023 to December 31, 2023	157	$16.36	157	$109
Total	719	$16.15	719
(1) This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2) Refer to Note 20. Stockholders’ Equity to the Consolidated Financial Statements for information about the share repurchase program.

Stock Performance

The following graph shows a comparison through December 31, 2023 of the cumulative total returns for (i) our common stock, (ii) the S&P Small Cap 600 Total Return Index and (iii) the S&P 400 Industrials assuming an initial investment of $100 in the stock or the index on December 31, 2018 and reinvestment of all dividends. This graph covers the period from December 31, 2018 through December 31, 2023. The returns in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

Resideo Technologies, Inc.
Item 6. [RESERVED]

Resideo Technologies, Inc.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except per share amounts)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help you understand the results of our operations and financial condition for the three years ended December 31, 2023, and should be read in conjunction with the Consolidated Financial Statements and the notes thereto contained elsewhere in this Form 10-K.

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
Our Products and Solutions operating segment offerings include temperature and humidity control, energy products and solutions, water and air solutions, smoke and carbon monoxide detection home safety products, security panels, sensors, peripherals, communications devices, video cameras, other home-related lifestyle convenience solutions, cloud infrastructure, installation and maintenance tools, and related software.
Our ADI Global Distribution business is a leading wholesale distributor of low-voltage products including access control, fire detection, security, and video products and participates significantly in the broader related markets of audio, communications, data communications, networking, power, ProAV, smart home, and wire and cable. Our ADI Global Distribution strategy is focused on growth in our omni-channel presence, expansion into adjacent markets, and continued enhancements to our value-add services to support our professional installers’ efficiency and profitability.
Our financial performance is influenced by macroeconomic factors such as repair and remodeling activity, residential and non-residential construction, employment rates, interest rates and bank lending standards, supply chain dynamics, and the overall macroeconomic environment. The ongoing uncertainty and volatility in the global macroeconomic conditions have affected and could continue to affect our visibility toward future performance. While we believe supply chain and logistics will continue to normalize over 2024, customer demand continues to moderate as inventories rebalance over the period and uncertainties remain including the potential for changes in inflation and interest rates, increased labor costs, reduced consumer spending due to softening labor markets, elevated mortgage rates, unfavorable foreign currency impacts from a stronger U.S. dollar, and potential market and other disruption from the ongoing conflict between Russia and Ukraine as well as the Middle East crisis between Hamas and Israel.
Current Period Highlights
•Net revenue of $6.24 billion in 2023, down 2% from $6.37 billion in 2022
•Gross profit margin of 27.2%, compared to 27.7% in the prior year comparable period
•Income from operations of $547 million, or 8.8% of revenue, compared to $611 million, or 9.6% of revenue in 2022, including restructuring and impairment expenses of $42 million and $35 million in 2023 and 2022, respectively
•Fully diluted earnings per share of $1.42, compared to $1.90 per share in the same period last year
•Cash Flow From Operations was $440 million in 2023 as compared to $152 million in 2022

Outlook
Expectations for key macro trends expected to impact our business in 2024 include residential repair and remodel activity flat to down low-single-digits year-over-year, residential new construction starts expected to grow low to mid-single digits. We expect ADI’s key commercial markets to grow low-single-digits with continued headwinds in the residential security business. We expect these trends to support our 2024 year-over-year revenue outlook of flat to down low single-digits.

Resideo Technologies, Inc.
Recent Developments
On January 23, 2023, we acquired 100% of the outstanding equity of BTX Technologies, Inc., a leading distributor of professional audio, video, data communications and broadcast equipment. This acquisition will allow ADI to further expand our ProAV and private brand offerings across North America.
During the third quarter of 2023, we announced a restructuring program to align our cost structure with market conditions. For the twelve months ended December 31, 2023, we recognized restructuring and impairment expenses of $42 million. These expenses primarily related to workforce reductions.

On August 3, 2023, we announced that our Board of Directors authorized a share repurchase program for the repurchase of up to $150 million of our common stock over an unlimited time period. During the twelve months ended December 31, 2023, we repurchased 2.6 million shares of common stock in the open market at a total cost of $41 million.

On August 9, 2023, we acquired 100% of the outstanding equity of Sfty SA, a developer of cloud-based services providing alerts to multifamily homes and property managers with smoke, carbon monoxide and water leak detection products. This acquisition will allow us to further expand our safety and security service offerings in the Products and Solutions business segment.

On October 16, 2023, we sold the Genesis Cable business in a cash transaction for $86 million, subject to working capital and other closing adjustments. We recognized a pre-tax gain of $18 million in other expenses, net in our Consolidated Statements of Operations, which includes $5 million of divestiture related costs. The divested business did not represent a strategic shift that has a major effect on our operations and financial results, and, as such, it was not presented as discontinued operations.

Resideo Technologies, Inc.
Results of Operations
This section of the Form 10-K discusses fiscal 2023 and fiscal 2022 items and year-over-year comparisons of these periods. Discussions of fiscal 2021 items and year-over-year comparisons between fiscal 2022 and fiscal 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in the Company’s 2022 Annual Report on Form 10-K filed February 21, 2023.
The following table represents results of operations on a consolidated basis for the periods indicated:

	Years Ended December 31,
(in millions, except per share data and percentages)	2023	2022	$ change	% change
Net revenue	$6,242	$6,370	$(128)	(2.0)%
Cost of goods sold	4,546	4,604	(58)	(1.3)%
Gross profit	1,696	1,766	(70)	(4.0)%
Gross Profit %	27.2%	27.7%		(50) bps
Operating expenses:
Research and development expenses	109	111	(2)	(1.8)%
Selling, general and administrative expenses	960	974	(14)	(1.4)%
Intangible asset amortization	38	35	3	8.6%
Restructuring and impairment expenses	42	35	7	20.0%
Total operating expenses	1,149	1,155	(6)	(0.5)%
Income from operations	547	611	(64)	(10.5)%
Other expenses, net	169	139	30	21.6%
Interest expense, net	65	54	11	20.4%
Income before taxes	313	418	(105)	(25.1)%
Provision for income taxes	103	135	(32)	(23.7)%
Net income	210	283	(73)	(25.8)%

Earnings per share:
Basic	$1.43	$1.94	$(0.52)	(26.5)%
Diluted	$1.42	$1.90	$(0.49)	(25.5)%

Net Revenue

Net revenue for the year ended December 31, 2023 was $6,242 million, a decrease of $128 million, or 2.0%, from the prior year, driven primarily by lower volume of $414 million and unfavorable foreign exchange fluctuations of $10 million. Partially offsetting these decreases were $153 million from acquisitions and higher selling prices of $143 million across both segments.

Resideo Technologies, Inc.
Gross Profit

The chart below presents the drivers of the gross profit variance from the year ended December 31, 2022 to December 31, 2023.

$2,000
$1,500
$1,000
$500
$ in Millions
$1,766
$(133)
$(39)
$49
$40
$13
$1,696
2022
Gross Profit
Sales Volume
Price/Mix
Freight
Material Costs
Other
2023
Gross Profit

Gross profit dollars decreased in 2023 as noted in the chart above. Gross margin of 27.2% was 50 bps lower when compared to 27.7% in the prior year primarily due to lower unit volume and unfavorable product mix.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2023, were $109 million, a decrease of $2 million as compared to the same period in 2022. The decrease was primarily driven by net cost savings of $5 million offset by additional research and development costs of $3 million from the acquisition of First Alert, Inc. in first quarter of 2022.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2023, were $960 million, a decrease of $14 million, or 1.4%, as compared to the same period in 2022. The decrease was driven by cost savings from restructuring actions of $42 million that more than offset $18 million in costs related to the inclusion of First Alert, Inc. and $10 million of transaction costs incurred in the first quarter of 2022.

Resideo Technologies, Inc.
Restructuring and Impairment Expenses

In the fourth quarter of 2022, and throughout 2023, we have taken actions to lower costs, increase margins and position us for growth resulting in restructuring and impairment expenses of $35 million and $42 million, respectively. We expect to fully execute our restructuring initiatives and programs over the next 12 to 24 months.

Restructuring and impairment expenses were allocated among our segments as follows:

	December 31,
(in millions)	2023	2022
Products and Solutions	$27	$29
ADI Global Distribution	12	2
Corporate	3	4
Restructuring and impairment expenses	$42	$35

Intangible Asset Amortization

Intangible asset amortization increased $3 million for the year ended December 31, 2023, as compared to the same period in 2022 due to the increased amortization costs primarily due to intangibles obtained through acquisition activities. For further information refer to Note 9. Goodwill and Intangible Assets, net to Consolidated Financial Statements.

Other Expenses, Net

Other expenses, net increased $30 million for the year ended December 31, 2023, as compared to the same period in 2022 due to increased Reimbursement Agreement expenses as noted in Note 15. Commitments and Contingencies. Other expenses, net includes $18 million gain recorded in connection with the sale of the Genesis Cable business.

Interest Expense, Net

Interest expense, net increased $11 million for the year ended December 31, 2023 as compared to the same period in 2022, due to higher interest rates in 2023 compared to 2022 and additional borrowings of $200 million in March 2022 under A&R Credit Agreement.

Tax Expense

Income tax expense of $103 million for the year ended December 31, 2023, includes $16 million of discrete tax benefit. The effective tax rate for the year ended December 31, 2023, excluding discrete tax benefits of $16 million, was 37.9% versus 33.7% for the same period in 2022, which excluded a discrete tax benefit of $6 million.

Income tax expense decreased for the year ended December 31, 2023, primarily due to a decrease in pre-tax earnings and a change in the tax basis of foreign assets. The increase in the overall effective tax rate was primarily driven by non-deductible indemnification costs, other non-deductible expenses, and U.S. taxation of foreign earnings.

Resideo Technologies, Inc.
Segment Results of Operations

Products and Solutions

The chart below presents net revenue and income from operations for the years ended December 31, 2023 and 2022.
Products and Solutions revenue decreased $111 million, or 4%, mainly due to lower sales volume of $307 million and unfavorable foreign exchange fluctuations of $5 million, partially offset by price increases of $102 million and $99 million of revenue from First Alert, Inc. Income from operations decreased $32 million, or 6.1%, from the same period in 2022, primarily due to lower sales volume of $166 million, restructuring expense of $27 million, and unfavorable price/mix of $38 million from mix shifts to lower priced products. Partially offsetting the unfavorable impacts to income from operations were $97 million of lower manufacturing input costs, primarily material and freight, due to the inflationary environment stabilizing and $20 million from the First Alert, Inc. acquisition.

ADI Global Distribution

The chart below presents net revenue and income from operations for the years ended December 31, 2023 and 2022.
ADI Global Distribution net revenue decreased $17 million, or 0.5%, driven by lower volume of $108 million, primarily in sales of residential security and AV categories, and $5 million of unfavorable foreign exchange fluctuations, partially offset by $55 million of revenue due to acquisitions and $41 million from price increases. Income from operations decreased $43 million, or 14%, due to $23 million of higher input costs, primarily material, $17 million of lower sales volume, and $12 million of restructuring expenses, slightly offset by other favorable impacts of $7 million.

Resideo Technologies, Inc.

Corporate

Corporate costs for the year ended December 31, 2023, were $218 million, a decrease of $11 million, or 5%, from $229 million in the same period of 2022. The decrease was primarily due to the cost savings actions offsetting incremental selling, general and administrative costs from the acquisition of First Alert, Inc, which totaled $11 million.

Capital Resources and Liquidity
As of December 31, 2023, total cash and cash equivalents were $636 million, of which 50% were held by foreign subsidiaries. Our liquidity is primarily dependent on our ability to continue to generate positive cash flows from operations, supplemented by external sources of capital as needed.

Additional liquidity may also be provided through access to the capital markets and our five-year senior secured revolving credit facility in an aggregate principal amount of $500 million (the “A&R Revolving Credit Facility”).

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

We may from time to time take steps to reduce our debt or otherwise improve our financial position. These actions could include prepayments, open market debt repurchases, negotiated repurchases, other redemptions or retirements of outstanding debt, opportunistic refinancing of debt, raising additional capital or divesting certain assets. The amount of prepayments or the amount of debt that may be refinanced, repurchased or otherwise retired, if any, will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants and other considerations. Our affiliates may also purchase our debt from time to time through open market purchases or other transactions. In such cases, our debt may not be retired, in which case we would continue to pay interest in accordance with the terms of the debt, and we would continue to reflect the debt as outstanding on our Consolidated Balance Sheets.

Credit Agreement

On February 12, 2021, we entered into an Amendment and Restatement Agreement with JP Morgan Chase Bank N.A. as administrative agent (the “A&R Credit Agreement”). This agreement effectively replaced our previous senior secured credit facilities.

On March 28, 2022, we entered into a First Amendment, which amended the A&R Credit Agreement to include an additional aggregate principal amount of $200 million in loans.

On June 30, 2023, we entered into a Second Amendment, which amended the A&R Credit Agreement to replace the interest rate reference rate of LIBOR with the secured overnight financing rate (“SOFR”).

Refer to Note 11. Long-Term Debt and Note 12. Derivative Financial Instruments to the Consolidated Financial Statements for a description of our debt obligations and the timing of future principal and interest payments, including impacts from our Swap Agreements.

Senior Notes due 2029

On August 26, 2021, we issued $300 million in principal amount of 4% senior unsecured notes due in 2029 (“the Senior Notes due 2029”). The Senior Notes due 2029 are senior unsecured obligations of Resideo guaranteed by our existing and future domestic subsidiaries, rank equally with all of our senior unsecured debt, and are senior to all of our subordinated debt.

Resideo Technologies, Inc.
As of December 31, 2023, we had $1,419 million of long-term debt outstanding under our A&R Credit Agreement and Senior Notes due 2029, of which $12 million is due in the next 12 months. Refer to Note 11. Long-Term Debt to Consolidated Financial Statements.

Share Repurchase Program

On August 3, 2023, we announced that our Board of Directors authorized a share repurchase program for the repurchase of up to $150 million of our common stock over an unlimited time period. During the twelve months ended December 31, 2023, we repurchased 2.6 million shares of common stock in the open market at a total cost of $41 million. As of December 31, 2023, we had approximately $109 million of authorized repurchases remaining under the share repurchase program.

Cash Flow Summary for the Years Ended December 31, 2023 and 2022

Our cash flows from operating, investing and financing activities for the years ended December 31, 2023 and 2022, as reflected in the audited Consolidated Financial Statements are summarized as follows:

	Years Ended December 31,
	2023	2022	$ change
Cash provided by (used for) operating activities:
Operating activities	$440	$152	$288
Investing activities	(44)	(764)	720
Financing activities	(64)	170	(234)
Effect of exchange rate changes on cash	(24)	(8)	(16)
Net increase (decrease) in cash, cash equivalents and restricted cash	$308	$(450)	$758

2023 compared with 2022

Net cash provided by operating activities for the year ended December 31, 2023, was $440 million. Compared to the prior year, net cash provided by operating activities increased $288 million primarily due to decreases in cash flows related to accounts receivable, inventory, and other current assets of $277 million, an increase in cash flows related to accounts payable and accrued liabilities of $48 million and an increase in other, net of $76 million primarily due to an increase in long-term liabilities. Those amounts were partially offset by a decrease in net income of $73 million.

Net cash used for investing activities for the year ended December 31, 2023 was $44 million, a decrease of $720 million compared to the prior year, primarily due to a decrease in acquisitions of $649 million resulting from the First Alert, Inc acquisition occurring in the prior year. During the fourth quarter of 2023, we also received $86 million in proceeds from the sale of Genesis. These amounts were offset by a decrease in capital expenditures of $20 million from 2022 to 2023.

Net cash used for financing activities was $64 million during the year ended December 31, 2023, a decrease of $234 million compared to 2022, primarily due to the $200 million of proceeds from the A&R Credit Agreement to support the First Alert, Inc. acquisition in 2022, partially offset by $41 million of common stock repurchases under our share repurchase program during 2023.

Contractual Obligations and Probable Liability Payments

In addition to our long-term debt discussed above, our material cash requirements include the following contractual obligations.

Reimbursement Agreement Payments

In connection with the Spin-Off, we entered into the Reimbursement Agreement with Honeywell. As of December 31, 2023, a liability of $652 million was deemed probable and reasonably estimable; however, it is possible we could pay $140 million per year (exclusive of any late payment fees up to 5% per annum) until the earlier of: (1) December 31, 2043; or (2) December 31, of the third consecutive year during which the annual reimbursement obligation (including in respect of

Resideo Technologies, Inc.
deferred payment amounts) has been less than $25 million. During the year ended December 31, 2023, we paid Honeywell $140 million under this agreement. For further discussion on the Reimbursement Agreement refer to Note 15. Commitments and Contingencies to Consolidated Financial Statements.

Environmental Liability

We make environmental liability payments for sites which we own and are directly responsible for. As of December 31, 2023, $22 million was deemed probable and reasonably estimable.

Operating Leases

We have operating lease arrangements for the majority of our manufacturing sites, offices, engineering and lab sites, stocking locations, warehouses, automobiles, and certain equipment. As of December 31, 2023, we had operating lease payment obligations of $205 million, with $39 million payable within 12 months.

Purchase Obligations

We enter into purchase obligations with various vendors in the normal course of business. As of December 31, 2023, we had purchase obligations of $342 million, with $142 million payable within 12 months.

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

Critical Accounting Estimates

Our Consolidated Financial Statements are prepared in accordance with U.S. GAAP, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. We review our critical accounting policies throughout the year. We consider the accounting policies discussed below to be critical to the understanding of our Consolidated Financial Statements. Actual results could differ from our estimates and assumptions. Refer to Note 2. Summary of Significant Accounting Policies to Consolidated Financial Statements.

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

Resideo Technologies, Inc.
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

Refer to Note 15. Commitments and Contingencies to Consolidated Financial Statements.

Recent Accounting Pronouncements

Refer to Note 2. Summary of Significant Accounting Policies to Consolidated Financial Statements.

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions and projections about our industries and our business and financial results. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” and words and terms of similar substance in connection with discussions of future operating or financial performance. This 10-K includes industry and market data that we obtained from various third-party sources, including forecasts based upon such data. As with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Although we believe that the forward-looking statements contained in this Form 10-K are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

•competition from other companies in our markets and segments, as well as in new markets and emerging markets;
•our ability to identify consumer preferences and industry standards, develop and protect intellectual property related thereto, and successfully market new technologies, products, and services to consumers;
•our reliance on certain suppliers;
•the impact of disruptions in our supply chain from third-party suppliers and manufacturers, including our inability to obtain necessary raw materials and product components, production equipment or replacement parts;
•inability to consummate acquisitions on satisfactory terms or to integrate such acquisitions effectively;
•the impact of earthquakes, hurricanes, fires, power outages, floods, pandemics, epidemics, natural disasters and other catastrophic events or other public health emergencies;
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
•our dependence upon IT infrastructure and network operations having adequate cyber-security functionality;
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

Resideo Technologies, Inc.
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

Interest Rate Risk

As of December 31, 2023, $1,119 million of our $1,419 million outstanding debt, excluding unamortized deferred financing costs, and carried variable interest rates. In March 2021, we entered into eight interest rate swap agreements (“Swap Agreements”) with several financial institutions for a combined notional value of $560 million. The Swap Agreements were entered into to reduce the consolidated interest rate risk associated with variable rate, long-term debt.

In March and April 2023, we modified two of the eight Swap Agreements, each with a notional value of $70 million that matures in May 2024 as follows: (i) the original interest rate swap agreements were cancelled for no termination payment and (ii) we simultaneously entered into new pay-fixed interest rate swap agreements with a notional amount of $70 million each, effectively blending the asset positions of the original interest rate swap agreements into new pay-fixed interest rate swap agreements and extending the term of our hedged positions to February 2027. In connection with these transactions, no cash was exchanged between us and the counterparty.

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

The fair market value of our fixed-rate financial instruments and Swap Agreements are sensitive to changes in interest rates. As of December 31, 2023, an increase in interest rate by 100 basis points would have an approximate $6 million impact on our annual interest expense.

Foreign Currency Exchange Rate Risk

We are exposed to market risks from changes in currency exchange rates. While we primarily transact with customers and suppliers in the U.S. dollar, we also transact in foreign currencies, primarily including the Euro, Mexican Peso, British Pound, Canadian Dollar, Indian Rupee, and Polish Zloty. These exposures may impact total assets, liabilities, future earnings and/or operating cash flows. Our exposure to market risk for changes in foreign currency exchange rates arises from transactions arising from international trade, foreign currency denominated monetary assets and liabilities, and international financing activities between subsidiaries. We rely primarily on natural offsets to address our exposures and may supplement this approach from time to time by entering into forward and option hedging contracts. As of December 31, 2023, we have no outstanding foreign currency hedging arrangements.

Commodity Price Risk

While we are exposed to commodity price risk, we attempt to pass through significant changes in component and raw material costs to our customers based on the contractual terms of our arrangements. In limited situations, we may not be fully compensated for such changes in costs.

Item 8. Financial Statements and Supplementary Data

Resideo Technologies, Inc.
Consolidated Balance Sheets

	December 31,
(in millions, except par value)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$636	$326
Accounts receivable, net	973	1,002
Inventories, net	941	975
Other current assets	193	199
Total current assets	2,743	2,502

Property, plant and equipment, net	390	366
Goodwill	2,705	2,724
Intangible assets, net	461	475
Other assets	346	320
Total assets	$6,645	$6,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$905	$894
Current portion of long-term debt	12	12
Accrued liabilities	608	640
Total current liabilities	1,525	1,546

Long-term debt	1,396	1,404
Obligations payable under Indemnification Agreements	609	580
Other liabilities	366	328
Total liabilities	3,896	3,858

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Common stock, $0.001 par value: 700 shares authorized, 151 and 145 shares issued and outstanding at December 31, 2023, respectively, and 148 and 146 shares issued and outstanding at December 31, 2022, respectively	—	—
Additional paid-in capital	2,226	2,176
Retained earnings	810	600
Accumulated other comprehensive loss, net	(194)	(212)
Treasury stock at cost	(93)	(35)
Total stockholders’ equity	2,749	2,529
Total liabilities and stockholders’ equity	$6,645	$6,387
Refer to accompanying Notes to the Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
(in millions, except per share data)	2023	2022	2021
Net revenue	$6,242	$6,370	$5,846
Cost of goods sold	4,546	4,604	4,262
Gross profit	1,696	1,766	1,584
Operating expenses:
Research and development expenses	109	111	86
Selling, general and administrative expenses	960	974	909
Intangible asset amortization	38	35	30
Restructuring and impairment expenses	42	35	—
Total operating expenses	1,149	1,155	1,025
Income from operations	547	611	559
Other expenses, net	169	139	159
Interest expense, net	65	54	47
Income before taxes	313	418	353
Provision for income taxes	103	135	111
Net income	$210	$283	$242

Earnings per share:
Basic	$1.43	$1.94	$1.68
Diluted	$1.42	$1.90	$1.63

Weighted average number of shares outstanding:
Basic	147	146	144
Diluted	148	149	148
Refer to accompanying Notes to the Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(in millions)	2023	2022	2021
Comprehensive income:
Net income	$210	$283	$242
Other comprehensive income (loss), net of tax:
Foreign exchange translation gain (loss)	47	(74)	(57)
Pension liability adjustments	(12)	(9)	32
Changes in fair value of effective cash flow hedges	(17)	36	6
Total other comprehensive income (loss), net of tax	18	(47)	(19)
Comprehensive income	$228	$236	$223

Refer to accompanying Notes to the Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in millions)	2023	2022	2021
Cash Flows From Operating Activities:
Net income	$210	$283	$242
Adjustments to reconcile net income to net cash in operating activities:
Depreciation and amortization	98	94	88
Restructuring and impairment expenses	42	35	—
Stock-based compensation expense	44	50	39
Deferred income taxes	(28)	(3)	6
Other, net	(14)	6	44
Changes in assets and liabilities, net of acquired companies:
Accounts receivable, net	19	(72)	(30)
Inventories, net	32	(122)	(73)
Other current assets	6	(26)	27
Accounts payable	18	(43)	(42)
Accrued liabilities	(34)	(21)	14
Other, net	47	(29)	—
Net cash provided by operating activities	440	152	315
Cash Flows From Investing Activities:
Capital expenditures	(105)	(85)	(63)
Proceeds from sale of business	86	—	—
Acquisitions, net of cash acquired	(16)	(665)	(11)
Other investing activities, net	(9)	(14)	9
Net cash used in investing activities	(44)	(764)	(65)
Cash Flows From Financing Activities:
Common stock repurchases	(41)	—	—
Proceeds from issuance of A&R Term B Facility	—	200	1,250
Repayments of long-term debt	(12)	(12)	(1,188)
Other financing activities, net	(11)	(18)	(42)
Net cash (used in) provided by financing activities	(64)	170	20
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(24)	(8)	(8)
Net increase (decrease) in cash, cash equivalents and restricted cash	308	(450)	262
Cash, cash equivalents and restricted cash at beginning of year	329	779	517
Cash, cash equivalents and restricted cash at end of year	$637	$329	$779

Supplemental Cash Flow Information:
Interest paid	$80	$54	$39
Taxes paid, net of refunds	$123	$159	$107
Capital expenditures in accounts payable	$14	$21	$14
Refer to accompanying Notes to the Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Stockholders’ Equity

	Common Stock				Accumulated	Treasury Stock
(in millions, except shares in thousands)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Shares	Amount	Total Stockholders’ Equity
January 1, 2021	143,059	$—	$2,070	$75	$(146)	900	$(6)	$1,993
Net income	—	—	—	242	—		—	242
Other comprehensive income, net of tax	—	—	—	—	(19)	—	—	(19)
Common stock issuance, net of shares withheld for taxes	1,749	—	12	—	—	540	(15)	(3)
Stock-based compensation expense	—	—	39	—	—	—	—	39
Balance at December 31, 2021	144,808	$—	$2,121	$317	$(165)	1,440	$(21)	$2,252
Net income	—	—	—	283	—	—	—	283
Other comprehensive loss, net of tax	—	—	—	—	(47)	—	—	(47)
Common stock issuance, net of shares withheld for taxes	1,414	—	5	—	—	610	(14)	(9)
Stock-based compensation expense	—	—	50	—	—	—	—	50
Balance at December 31, 2022	146,222	$—	$2,176	$600	$(212)	2,050	$(35)	$2,529
Net income	—	—	—	210	—	—	—	210
Other comprehensive income, net of tax	—	—	—	—	18	—	—	18
Common stock issuance, net of shares withheld for taxes	1,726	—	6	—	—	927	(17)	(11)
Stock-based compensation expense	—	—	44	—	—	—	—	44
Common stock repurchases	(2,559)	—	—	—	—	2,559	(41)	(41)
Balance at December 31, 2023	145,389	$—	$2,226	$810	$(194)	5,536	$(93)	$2,749
Refer to accompanying Notes to the Consolidated Financial Statements.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Basis of Presentation
Nature of Operations
Resideo is a leading manufacturer and developer of technology-driven products that provide critical comfort, energy, smoke and carbon monoxide detection home safety products, and security solutions to homes globally. We are also a leading wholesale distributor of low-voltage security products including access control, fire detection, fire suppression, security, and video products, and participate significantly in the broader related markets of audio, communications, data communications, networking, power, ProAV, smart home, and wire and cable. Our global footprint serves both commercial and residential end markets.
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
Subsequent Events
None

Note 2. Summary of Significant Accounting Policies
We consider the following policies to be beneficial in understanding the judgment involved in the preparation of our Consolidated Financial Statements and the uncertainties that could impact our financial condition, results of operations and cash flows.
(a) Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities in the Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to, provisions for expected credit losses and inventory reserves, accounting for business combinations and dispositions, valuation of reporting units for purposes of assessing goodwill for impairment, valuation of long-lived asset groups for impairment testing, accruals for employee benefits, stock-based compensation, pension benefits, indemnification liabilities, deferred taxes, warranties and certain contingencies. We base our estimates on historical experience, market participant fair value considerations, projected future cash flows, and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.
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

(c) Accounts Receivable and Allowance for Doubtful Accounts—Accounts receivable are recorded at the invoiced amount, presented net of allowance for doubtful accounts and do not bear interest. We review the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history and the current economic

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
conditions to make adjustments in the allowance when it is considered necessary. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowance for doubtful accounts was not material as of December 31, 2023 and 2022, respectively.

(d) Inventories—Inventories are stated at lower of cost or net realizable value and valued by the first-in-first-out method. Inventory reserves are maintained for obsolete and surplus items.

The following tables summarize the details of our inventory, net:

	December 31,
(in millions)	2023	2022
Raw materials	$221	$251
Work in process	18	25
Finished products	702	699
Total inventories, net	$941	$975

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

The following table summarizes the details of our property, plant and equipment, including useful lives:

	December 31,
(in millions)	2023	2022	Useful Lives
Machinery and equipment	$659	$647	3-16 years
Buildings and improvements	314	303	10-50 years
Construction in progress	85	80	NA
Land	10	9	NA
Gross property, plant and equipment	1,068	1,039
Accumulated depreciation	(678)	(673)
Total property, plant and equipment, net	$390	$366
NA = Not applicable; assets categorized as construction in progress and land are not depreciated.

Depreciation expense was $59 million, $59 million and $58 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
Impairment of property and equipment and other current or long-term assets as a result of a restructuring initiative is recognized as a reduction of the appropriate asset. Refer to Note 6. Restructuring to Consolidated Financial Statements.

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

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
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

(o) Environmental—We accrue costs related to environmental matters when it is probable that we have incurred a liability related to a contaminated site and the amount can be reasonably estimated. Environmental costs for our owned sites are presented within cost of goods sold for operating sites in the Consolidated Statements of Operations. Refer to Note 15. Commitments and Contingencies.

(p) Tax Indemnification Agreement—The Tax Matters Agreement provides that Resideo is required to indemnify Honeywell for any taxes (and reasonable expenses) resulting from the failure of the Spin-Off and related internal transactions to qualify for their intended tax treatment under U.S. federal, state and local income tax law, as well as foreign tax law, where such taxes result from (a) breaches of covenants and representations we make and agree to in connection with the Spin-Off, (b) the application of certain provisions of U.S. federal income tax law to these transactions or (c) any other action taken or omission made (other than actions expressly required or permitted by the Separation and Distribution Agreement, the Tax Matters Agreement or other ancillary agreements) after the consummation of the Spin-Off that gives rise to these taxes. As of December 31, 2023 and 2022, we had an indemnity outstanding to Honeywell for past and potential future tax payments of $97 million and $106 million, respectively. Refer to Note 15. Commitments and Contingencies to Consolidated Financial Statements.

(q) Research and Development—We conduct research and development activities, which consist primarily of the development of new products and solutions as well as enhancements and improvements to existing products that substantially change the product. Research and development costs primarily relate to employee compensation and consulting fees, which are charged to expense as incurred.

(r) Defined Contribution Plans—We sponsor various defined contribution plans with varying terms depending on the country of employment. For the years ended December 31, 2023, 2022 and 2021, we recognized compensation expense related to the defined contribution plans of $22 million, $22 million, and $19 million, respectively.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

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

For all stock-based compensation, the fair value of the award is recognized as expense over the requisite service periods (generally the vesting period of the equity award) and is included in selling, general and administrative expenses in the Consolidated Statements of Operations. Our time-based restricted stock awards are typically subject to graded vesting over a service period; while our performance or market based awards are typically subject to cliff vesting at the end of the service period.

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

(w) Accounting Pronouncements—We consider the applicability and impact of all recent accounting standards updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on our Consolidated Financial Statements.

Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and subsequent amendment to the initial guidance: ASU 2021-01, Reference Rate Reform (Topic 848): Scope (collectively, “Topic 848”). Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. This guidance may be applied prospectively to contract modifications made and hedging relationships entered into or

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
evaluated on or before December 31, 2024. We adopted these ASUs during the second quarter of 2023. The impact of the adoption of this standard on our financial statements and related disclosures, including accounting policies, processes, and systems, was not material. Refer to Note 11. Long-Term Debt and Note 12. Derivative Financial Instruments to Consolidated Financial Statements.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires entities to disclose, on an annual and interim basis, significant segment expenses that are regularly reviewed by the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. The ASU also requires disclosure of the name and title of the CODM. The guidance is effective for fiscal years beginning after December 15, 2023. We are currently assessing the impact of adoption on our Consolidated Financial Statements and related disclosures.

Note 3. Acquisitions and Divestitures

Pro forma results of operations for the following acquisitions have not been presented, as the impacts on our consolidated financial results were not material.

2023

Genesis Cable—On October 16, 2023, we sold the Genesis Cable business in a cash transaction for $86 million, subject to working capital and other closing adjustments. We recognized a pre-tax gain of $18 million in other expenses, net in our Consolidated Statements of Operations, which includes $5 million of divestiture related costs. The divested business did not represent a strategic shift that has a major effect on our operations and financial results, and, as such, it was not presented as discontinued operations.

Sfty AS—On August 9, 2023, we acquired 100% of the outstanding equity of Sfty AS, a developer of cloud-based services providing alerts to multifamily homes and property managers with smoke, carbon monoxide and water leak detection products. We report Sfty AS’s results within the Products and Solutions segment. We completed the accounting for the acquisition during the fourth quarter of 2023, which did not result in any material adjustments.

BTX Technologies, Inc.—On January 23, 2023, we acquired 100% of the outstanding equity of BTX Technologies, Inc., (“BTX”) a leading distributor of professional audio, video, data communications, and broadcast equipment. We report BTX’s results within the ADI Global Distribution segment. We completed the accounting for the acquisition during the fourth quarter of 2023, which did not result in any material adjustments.

2022

Teknique Limited—On December 23, 2022, we acquired 100% of the outstanding equity of Teknique Limited, a developer and producer of edge-based, artificial intelligence-enabled video camera solutions. We report Teknique Limited’s results within the Products and Solutions segment. Purchase consideration included cash and a note payable with the former owner. We completed the accounting for the acquisition during the fourth quarter of 2023, which did not result in any material adjustments.

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

First Alert, Inc.—On March 31, 2022, we acquired 100% of the outstanding equity of First Alert, Inc. (“First Alert”), a leading provider of home safety products. We report First Alert, Inc.’s results within the Products and Solutions segment. We completed the accounting for the acquisition during the first quarter of 2023, which did not result in any adjustments.

Arrow Wire and Cable, Inc.—On February 14, 2022, we acquired 100% of the outstanding equity of Arrow Wire and Cable, Inc., a leading regional distributor of data communications, connectivity and security products. The business is included within the ADI Global Distribution segment and is expected to strengthen our global distribution portfolio in the

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
data communications category with an assortment of copper and fiber cabling and connectivity, connectors, racking solutions, and network equipment. We completed the accounting for the acquisition during the first quarter of 2023, which did not result in any adjustments.

Note 4. Segment Financial Data

The Company’s segment information is evaluated by our Chief Executive Officer, who is also the CODM and is consistent with how management reviews and assesses the performance of the business as well as makes investing and resource allocation decisions. We monitor our operations through our two reportable segments: Products and Solutions and ADI Global Distribution, and report Corporate separately.

These operating segments follow the same accounting policies used for the financial statements. We evaluate a segment’s performance on a U.S. GAAP basis, primarily operating income before corporate expenses.

Products and Solutions—The Products and Solutions business is a leading global manufacturer and developer of technology-driven products and components that provide critical comfort, energy management, and safety and security solutions to over 150 million homes globally. Our offerings include temperature and humidity control, thermal water and air solutions, as well as security panels, sensors, peripherals, communications devices, video cameras, other home-related lifestyle convenience solutions, cloud infrastructure, installation and maintenance tools, and related software.

ADI Global Distribution—The ADI Global Distribution business is a leading wholesale distributor of low-voltage security products including security and life safety, access control and video products and participates significantly in the broader related markets of smart home, power, audio, ProAV, networking, communications, wire and cable, and data communications.

Corporate—Corporate expenses include expenses related to the corporate office as well as supporting the operating segments, but do not relate directly to revenue-generating activities primarily including unallocated stock-based compensation expenses, unallocated pension expense, restructuring expenses, acquisition-related costs, and other expenses related to executive, legal, finance, tax, treasury, human resources, IT, strategy, communications, and corporate travel expenses. Additional unallocated amounts primarily include non-operating items such as Reimbursement Agreement expense, interest income, interest expense, and other income (expense). The Reimbursement Agreement is further described in Note 15. Commitments and Contingencies to Consolidated Financial Statements.

The following tables represent summary financial data attributable to the segments:

	Years Ended December 31,
(in millions)	2023	2022	2021
Net revenue
Products and Solutions	$2,672	$2,783	$2,468
ADI Global Distribution	3,570	3,587	3,378
Total net revenue	$6,242	$6,370	$5,846

	Years Ended December 31,
(in millions)	2023	2022	2021
Income from operations
Products and Solutions	$495	$527	$541
ADI Global Distribution	270	313	268
Corporate	(218)	(229)	(250)
Total income from operations	$547	$611	$559

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

	Years Ended December 31,
(in millions)	2023	2022	2021
Depreciation and amortization
Products and Solutions	$71	$69	$65
ADI Global Distribution	18	14	11
Corporate	9	11	12
Total depreciation and amortization	$98	$94	$88

	Years Ended December 31,
(in millions)	2023	2022	2021
Capital expenditures
Products and Solutions	$77	$55	$37
ADI Global Distribution	26	29	24
Corporate	2	1	2
Total capital expenditures	$105	$85	$63

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
A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For product sales, typically each product sold to a customer represents a distinct performance obligation. We recognize the majority of our revenue from performance obligations outlined in contracts with our customers that are satisfied at a point in time. Approximately 2% of our revenue is satisfied over time. As of December 31, 2023 and 2022, contract assets and liabilities were not material.
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

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
The following table presents revenue by business line and geographic location, as we believe this presentation best depicts how the nature, amount, timing, and uncertainty of net revenue and cash flows are affected by economic factors:

	Years Ended December 31,
(in millions)	2023	2022	2021
Products and Solutions
Air	$862	$953	$858
Safety and Security	965	913	667
Energy	525	595	594
Water	320	322	349
Total Products and Solutions	2,672	2,783	2,468

ADI Global Distribution
U.S. and Canada	3,085	3,087	2,814
EMEA (1)	485	474	523
APAC (2)	—	26	41
Total ADI Global Distribution	3,570	3,587	3,378

Total net revenue	$6,242	$6,370	$5,846
(1)EMEA represents Europe, the Middle East and Africa.
(2)APAC represents Asia and Pacific countries.

Note 6. Restructuring

In the fourth quarter of 2022 and during 2023, we took actions to align our cost structure with market conditions. The intent of these actions is to lower costs, increase margins, and position us for long-term growth. Restructuring and impairment expense was $42 million and $35 million for the years ended December 31, 2023 and 2022, respectively. During 2021, there were no new restructuring programs or restructuring and impairment charges.

The following table represents restructuring and impairment expense attributable to the segments:

	Years Ended December 31,
(in millions)	2023	2022
Products and Solutions	$27	$29
ADI Global Distribution	12	2
Corporate	3	4
Restructuring and impairment expenses	$42	$35

Restructuring and impairment expense, net is presented in the Consolidated Statements of Operations and relate to workforce reductions as well as the impairment of certain long-lived assets. We expect to fully execute our restructuring initiatives and programs over the next 12 to 24 months, and we may incur future additional restructuring expenses associated with these plans. We are unable at this time to make a good faith determination of cost estimates, or ranges of cost estimates, associated with future phases of the plans or the total costs we may incur in connection with these plans.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
The following table summarizes the status of our restructuring expenses included within accrued liabilities on the Consolidated Balance Sheets.

	December 31,
(in millions)	2023	2022	2021
Beginning of year	$27	$9	$24
Charges	34	26	—
Usage (1)	(31)	(5)	(11)
Other	—	(3)	(4)
End of year	$30	$27	$9
(1) Usage primarily relates to cash payments associated with employee termination costs.

Note 7. Pension Plans

We sponsor multiple funded and unfunded U.S. and non-U.S. defined benefit pension plans. Pension benefits for many of our U.S. employees are provided through non-contributory, qualified and non-qualified defined benefit plans. We also sponsor defined benefit pension plans that cover non-U.S. employees, in certain jurisdictions, principally Germany, Switzerland, the Netherlands, Belgium, India, Austria, and France.

We triggered settlement accounting and performed a remeasurement of our U.S. qualified defined benefit pension plan as a result of a voluntary lump sum window offering and the purchase of a group annuity contract that transferred a portion of the assets and liabilities to an insurance company during the first quarter of 2023. Non-cash pension settlement losses of $6 million was recognized within other expense, net in the Consolidated Statements of Operations for the year ended December 31, 2023. The corresponding remeasurement of our U.S. qualified defined benefit pension plan resulted in decreases of $83 million in plan assets and $78 million in liabilities for the year ended December 31, 2023. Additionally, there was a curtailment of the non-U.S. defined benefit pension plans as a result of our restructuring activities which resulted in a $2 million gain recognized within other expense, net in the Consolidated Statements of Operations for the year ended December 31, 2023.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
The following table summarizes the balance sheet impact, including the benefit obligations, assets and funded status associated with the pension plans:

	U.S. Plans			Non-U.S. Plans
(in millions)	2023	2022	2021	2023	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$281	$348	$374	$96	$141	$161
Service cost	3	7	7	4	5	7
Interest cost	13	11	10	3	2	1
Actuarial losses (gains)	23	(66)	(20)	8	(45)	(18)
Net benefits paid	(3)	(18)	(5)	4	—	—
Settlements and curtailments	(83)	(1)	(18)	(13)	—	(1)
Other	—	—	—	1	1	1
Foreign currency translation	—	—	—	5	(8)	(10)
Benefit obligation at end of year	234	281	348	108	96	141

Change in plan assets:
Fair value of plan assets at beginning of year	262	342	340	27	32	28
Actual return on plan assets	20	(62)	25	1	(6)	2
Employer contributions	—	1	—	2	3	3
Net benefits paid	(3)	(18)	(5)	4	—	1
Settlements and curtailments	(83)	(1)	(18)	(11)	—	(1)
Other	1	—	—	1	(1)	—
Foreign currency translation	—	—	—	2	(1)	(1)
Fair value of plan assets at end of year	197	262	342	26	27	32
Funded status of plans (non-current)	$(37)	$(19)	$(6)	$(82)	$(69)	$(109)

The amounts recognized in accrued liabilities on the Consolidated Balance Sheets were $2 million at December 31, 2023 and 2022. The amounts recognized in other liabilities on the Consolidated Balance Sheets were $117 million and $86 million at December 31, 2023 and 2022, respectively.

The benefit obligation generated a global net actuarial loss of $31 million for the year ended December 31, 2023. The main driver of this loss was experience losses of $20 million. The loss was also driven by changes in actuarial assumptions that resulted in losses of $11 million.

Actual return on plan assets for the year ended December 31, 2023 was $21 million. The gain was primarily related to the U.S. and the Netherlands, which experienced gains of $20 million and $1 million, respectively.

Amounts recognized in accumulated other comprehensive loss associated with pension plans at December 31, 2023 and 2022 are as follows:

	U.S. Plans		Non-U.S. Plans
(in millions)	2023	2022	2023	2022
Prior service cost	$—	$—	$2	$2
Net actuarial loss (gain)	20	13	—	(8)
Net amount recognized	$20	$13	$2	$(6)

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

The estimated actuarial losses and prior service costs that will be amortized from accumulated other comprehensive loss into net periodic pension cost over the next fiscal year are immaterial.

The components of net periodic benefit (income) cost for the years ended December 31, 2023, 2022 and 2021 are as follows:

	U.S. Plans			Non-U.S. Plans
(in millions)	2023	2022	2021	2023	2022	2021
Net periodic benefit cost (income)
Service cost	$3	$7	$7	$4	$5	$7
Interest cost	13	11	10	3	2	1
Expected return on plan assets	(11)	(17)	(16)	(1)	(1)	(1)
Amortization of prior service credit	(1)	(1)	(1)	—	—	—
Amortization of actuarial losses (gains)	2	—	—	—	(33)	(3)
Settlement and curtailment losses (gains)	6	—	—	(2)	—	—
Net periodic benefit cost (income)	$12	$—	$—	$4	$(27)	$4

The components of net periodic benefit cost (income) other than the service cost are included in other expense, net in the Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021 are as follows:

	U.S. Plans			Non-U.S. Plans
(in millions)	2023	2022	2021	2023	2022	2021
Other changes in plan assets and benefits obligations recognized in other comprehensive (income) loss
Actuarial losses (gains)	$14	$(66)	$(20)	$9	$(45)	$(18)
Prior service costs arising during the year	—	—	—	—	2	—
Excess return on plan assets(1)	—	79	(9)	—	6	—
Actuarial (losses) gains recognized during the year	(8)	—	—	—	33	3
Other	1	—	1	(1)	—	(1)
Total recognized in other comprehensive (income) loss	7	13	(28)	8	(4)	(16)
Total recognized in net periodic benefit cost (income) and other comprehensive (income) loss	$19	$13	$(28)	$12	$(31)	$(12)
(1)Represents actual return on plan assets in excess of the expected return.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
Significant actuarial assumptions used in determining the benefit obligations and net periodic benefit cost (income) for benefit plans are presented in the following table as weighted averages.

	U.S. Plans			Non-U.S. Plans
	2023	2022	2021	2023	2022	2021
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	5.2%	3.1%	3.0%	3.4%	1.2%	1.2%
Interest crediting rate	6.0%	6.0%	6.0%	2.5%	1.5%	1.5%
Expected annual rate of compensation increase	3.5%	3.2%	3.2%	2.6%	2.4%	2.4%

Actuarial assumptions used to determine net periodic benefit cost (income) for the year ended December 31:
Discount rate - benefit obligation	5.0%	5.2%	2.7%	3.0%	3.4%	0.7%
Interest crediting rate	6.0%	6.0%	6.0%	2.2%	2.5%	1.5%
Expected rate of return on plan assets	5.3%	5.3%	4.7%	3.4%	1.3%	2.3%
Expected annual rate of compensation increase	3.5%	3.5%	3.5%	2.7%	2.6%	2.4%

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

The expected rate of return on U.S. plan assets of 5.3% is a long-term rate based on historical plan asset returns over varying long-term periods combined with current market conditions and broad asset mix considerations. We review the expected rate of return on an annual basis and revise it as appropriate. For non-U.S. benefit plans, actuarial assumptions reflect economic and market factors relevant to each country.

The following amounts relate to pension plans with accumulated benefit obligations exceeding the fair value of plan assets at December 31, 2023 and 2022.

	U.S. Plans		Non-U.S. Plans
(in millions)	2023	2022	2023	2022
Projected benefit obligation	$234	$281	$106	$96
Accumulated benefit obligation	$230	$278	$96	$86
Fair value of plan assets	$197	$262	$25	$27

The following amounts relate to pension plans with projected benefit obligations exceeding the fair value of the plan assets at December 31, 2023 and 2022.

	U.S. Plans		Non-U.S. Plans
(in millions)	2023	2022	2023	2022
Projected benefit obligation	$234	$281	$108	$96
Accumulated benefit obligation	$230	$278	$98	$87
Fair value of plan assets	$197	$262	$26	$27
We utilized a third-party investment management firm to serve as our Outsourced Chief Investment Officer; however, we have appointed an internal investment committee that monitors adherence to the investment guidelines the firm will follow.

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

A majority of the U.S. pension plan assets as of December 31, 2023 do not have published pricing and are valued using Net Asset Value (“NAV”), which approximates fair value. NAV and fair value by asset category are as follows for December 31, 2023 and 2022:

	U.S. Plans NAV
(in millions)	2023	2022
Cash and cash equivalents	$3	$6
Equity	64	45
Government bonds	14	21
Corporate bonds	58	132
Real estate / property	24	29
Other	34	29
Total assets at fair value	$197	$262

The fair values of the non-U.S. pension plan assets by asset category are as follows for December 31, 2023 and 2022:

	Non-U.S. Plans
	2023				2022
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Equity	$7	$7	$—	$—	$1	$1	$—	$—
Government bonds	6	—	6	—	1	—	1	—
Insurance contracts	7	—	—	7	6	—	—	6
Other	6	—	—	6	19	—	—	19
Total assets at fair value	$26	$7	$6	$13	$27	$1	$1	$25

Refer to Note 13. Fair Value to Consolidated Financial Statements.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

The following table summarizes changes in the fair value of Level 3 assets for Non-U.S. plans:

(in millions)	Non-U.S. Plans
Balance at January 1, 2021	$26
Return on plan assets	1
Purchases, sales and settlements, net	4
Other	(1)
Balance at December 31, 2021	30
Return on plan assets	(3)
Other	(2)
Balance at December 31, 2022	25
Return on plan assets	1
Purchases, sales and settlements, net	(14)
Other	1
Balance at December 31, 2023	$13

Government bonds and Corporate bonds held as of December 31, 2023 and 2022 are valued either by using pricing models, bids provided by brokers or dealers, quoted prices of securities with similar characteristics or discounted cash flows and as such include adjustments for certain risks that may not be observable such as credit and liquidity risks. Real estate, insurance contracts, and other investments as of December 31, 2023 and 2022 and are classified as Level 3 as there are neither quoted prices nor other observable inputs for pricing. Insurance contracts are issued by insurance companies and are valued at cash surrender value, which approximates the contract fair value. Other investments consist of a collective pension foundation that is valued and allocated by the plan administrator.

We utilize the services of retirement and investment consultants to actively manage the assets of our pension plans. We have established asset allocation targets and investment guidelines based on the guidance of the consultants. Our target allocations are 37% fixed income investments, 33% global equity investments, 12% global real estate investments and 18% cash and other investments.

Our general funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. In 2023, we were not required to make contributions to the U.S. pension plans, however we made immaterial contributions. There is not a requirement to make any contributions to the U.S. pension plans in 2024. In 2023, contributions of $3 million were made to the non-U.S. pension plans to satisfy regulatory funding requirements. In 2024, we expect to make contributions of cash and/or marketable securities of approximately $3 million to the non-U.S. pension plans to satisfy regulatory funding standards. Contributions for both the U.S. and non-U.S. pension plans do not reflect benefits paid directly from our assets.

Benefit payments, including amounts to be paid from our assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

(in millions)	U.S. Plans	Non-U.S. Plans
2024	$19	$3
2025	$19	$3
2026	$19	$3
2027	$19	$3
2028	$19	$4
2029-2033	$86	$26

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

During the second quarter of 2023, the Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates was further amended to increase the number of shares of our common stock available for issuance by 3.5 million shares for an aggregate of 19.5 million shares with no more than 7.5 million shares being available for grant in the form of stock options. At December 31, 2023, 12 million shares of our common stock are available to be granted under the Stock Incentive Plan.
Summary of Stock-Based Compensation Expense

Our stock-based compensation expense, net of tax was $43 million, $48 million and $36 million for the years ended December 31, 2023, 2022 and 2021.

Restricted Stock Unit Activity

Restricted stock units (“RSUs”) are issued to certain key employees and to non-employee directors. These awards entitle the holder to receive one share of our common stock for each unit upon vesting. RSUs typically become fully vested over a three-year period following the grant date. RSU awards issued to our non-employee directors have a one-year service period. We measure stock-based compensation expense at the grant date based on the estimated fair value of the award.

Performance stock units (“PSUs”) are issued to certain key employees. These awards entitle the holder to receive a specified number of our common stock, dependent on our financial metrics or market conditions, for each unit upon vesting. PSUs typically become vested at the end of a three-year period and are payable in our common stock. PSUs granted in 2023 were issued with the shares awarded per unit being based on the difference in performance between the total stockholders’ return of our common stock against that of the S&P 600 Industrials Index. PSUs granted prior to 2023 were issued with the shares awarded per unit being based on the difference in performance between the total stockholders’ return of our common stock against that of the S&P 400 Industrials Index.

The fair values estimated from the Monte Carlo simulation for PSUs issued during the years ended December 31, 2023, 2022 and 2021 were calculated using the following assumptions:

	Years Ended December 31,
	2023	2022	2021
Expected volatility	63.37%	59.01%	47.43%
Risk-free interest rate %	4.24%	1.58%	0.20%
Expected term (in years)	2.88	2.89	2.86
Dividend yield (1)	—%	—%	—%
(1) We have never declared or paid any cash dividends on our common stock and we currently do not intend to pay cash dividends.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
The following table summarizes activity related to the Stock Incentive Plan for employees and non-employee directors:

	PSUs		RSUs
(in whole dollars)	Number of Performance Stock Units	Weighted Average Grant Date Fair Value Per Share	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested as of January 1, 2023	1,722,380	$27.23	3,410,962	$20.57
Granted	553,071	29.89	2,298,936	18.79
Vested	(611,631)	27.03	(1,615,111)	18.35
Forfeited	(69,954)	38.47	(238,291)	21.88
Non-vested as of December 31, 2023	1,593,866	$35.80	3,856,496	$20.16

As of December 31, 2023, unrecognized compensation cost related to unvested awards granted to employees and non-employee directors under the Stock Incentive Plan is as follows:

(in millions)	Unrecognized Compensation Cost	Weighted-Average Period
RSUs	$48	1 year, 9 months
PSUs	20	1 year, 2 months
Total unrecognized compensation cost	$68
The fair value of shares vested follows:

	Years Ended December 31,
(in millions)	2023	2022	2021
RSUs	$29	$36	$48
PSUs	14	$4	NA
Total	$43	$40	$48

Stock Option Activity

Stock option awards entitle the holder to purchase shares of our common stock at a specific price when the options vest. Stock options typically vest over 3 years from the date of grant and expire 7 years from the grant date.

There were no stock options granted to employees during the years ended December 31, 2023 and 2022. The fair value of stock options granted during the year ended December 31, 2021 was calculated using the following assumptions in the Black-Scholes model:

Year Ended December 31,
2021
Expected stock price volatility	34%
Expected term of options	5 years
Expected dividend yield (1)	—%
Risk-free interest rate	0.77%
(1) We have never declared or paid any cash dividends on our common stock and we currently do not intend to pay cash dividends.

The aggregate intrinsic value disclosed below represents the total intrinsic value (the difference between the fair market value of our common stock as of December 31, 2023 and the exercise price, multiplied by the number of in-the-money service-based common stock options) that would have been received by the option holders had all option holders exercised

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
their options on December 31, 2023. This amount is subject to change based on changes to the fair market value of our common stock.

The following table summarizes stock option activity related to the Stock Incentive Plan:

	Stock Options
(in whole dollars)	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Stock Options outstanding as of January 1, 2023	1,317,649	$15.25	4.0 years	$6
Granted	—	—
Forfeited	—	—
Expired	(96,692)	24.35
Exercised	—	—		—
Stock Options outstanding as of December 31, 2023	1,220,957	$14.52	3.2 years	$8

Vested and expected to vest at December 31, 2023	1,220,957	$14.52	3.2 years	$8

Exercisable at December 31, 2023	1,070,957	$12.99	2.9 years	$8

For the year ended December 31, 2023, there was an immaterial amount of total unrecognized compensation cost related to non-vested stock options granted under the Stock Incentive Plan, which is expected to be recognized over a weighted-average period of approximately 1 year. Cash received from stock options exercised during the years ended December 31, 2023 and 2022 was not material as there were no options exercised. Cash received from stock options exercised during the year ended December 31, 2021 was $9 million.

Note 9. Goodwill and Intangible Assets, net

Our goodwill balance and changes in carrying value by segment follows:

(in millions)	Products and Solutions	ADI Global Distribution	Total
Balance at January 1, 2022	$2,010	$651	$2,661
Acquisitions	94	15	109
Divestiture	—	(4)	(4)
Impact of foreign currency translation	(32)	(10)	(42)
Balance at December 31, 2022	2,072	652	2,724
Acquisitions	7	3	10
Divestitures	(46)	—	(46)
Adjustments	(5)	—	(5)
Impact of foreign currency translation	17	5	22
Balance at December 31, 2023	$2,045	$660	$2,705

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
The following table summarizes the net carrying amount of intangible assets:

	December 31,
(in millions)	2023	2022
Intangible assets subject to amortization	$281	$295
Indefinite-lived intangible assets	180	180
Total intangible assets	$461	$475

Intangible assets subject to amortization consisted of the following:

	December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives	Weighted Average Amortization
Patents and technology	$64	$(26)	$38	7 - 10 years	10 years
Customer relationships	319	(138)	181	7 - 15 years	14 years
Trademarks	9	(8)	1	5 - 10 years	10 years
Software	193	(132)	61	2 - 7 years	5 years
Total intangible assets	$585	$(304)	$281

	December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives	Weighted Average Amortization
Patents and technology	$65	$(28)	$37	3 - 10 years	10 years
Customer relationships	313	(117)	196	7 - 15 years	14 years
Trademarks	14	(8)	6	10 years	10 years
Software	175	(119)	56	2 - 7 years	6 years
Total intangible assets	$567	$(272)	$295

Intangible assets are amortized on a straight-line basis or a basis consistent with the expected future cash flows over their expected useful lives. Intangible assets amortization expense was $38 million, $35 million and $30 million during the years ended December 31, 2023, 2022 and 2021, respectively.

The estimated aggregate amortization on these intangible assets for each of the next five years as of December 31, 2023, follows:

(in millions)	Amortization Expense
2024	$38
2025	$40
2026	$35
2027	$29
2028	$26

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

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

Payments arising from operating lease activity, as well as variable and short-term lease payments not included within the operating lease liability, are included as operating activities of our Consolidated Statements of Cash Flows. Operating lease payments representing costs to ready an asset for its intended use (i.e., leasehold improvements) are represented within investing activities within our Consolidated Statements of Cash Flows.

The operating lease expense follows:

	Years Ended December 31,
(in millions)	2023	2022	2021
Operating lease cost:
Selling, general and administrative expenses	$57	$50	$46
Cost of goods sold	20	19	17
Total operating lease costs	$77	$69	$63

Total operating lease costs include variable lease costs of $22 million, $19 million and $17 million for the years ended December 31, 2023, 2022, and 2021, respectively.

The following table summarizes the carrying amounts of our operating leased assets and liabilities along with key inputs used to discount our lease liabilities:

		December 31,
(in millions, except weighted-average data)	Financial Statement Line Item	2023	2022
Operating lease assets	Other assets	$192	$191
Operating lease liabilities - current	Accrued liabilities	$39	$37
Operating lease liabilities - non-current	Other liabilities	$166	$166
Weighted-average remaining term		6.32 years	6.81 years
Weighted-average incremental borrowing rate		6.12%	5.78%

The following table summarizes our future minimum lease payments under our non-cancelable leases as of December 31, 2023:

(in millions)	Commitments
2024	$46
2025	44
2026	40
2027	34
2028	27
Thereafter	58
Total lease payments	249
Less: Imputed interest	44
Present value of operating lease liabilities	$205

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

Supplemental cash flow information related to operating leases follows:

	Years Ended December 31,
(in millions)	2023	2022	2021
Cash paid for operating lease liabilities	$36	$33	$33
Non-cash activities: operating lease assets obtained in exchange for new operating lease liabilities (1)	$39	$97	$46
(1) The year ended December 31, 2022 includes $25 million of operating lease assets acquired from the First Alert acquisition.

As of December 31, 2023, we have additional operating leases that have not yet commenced. Obligations under these leases are not material. Additionally, as a lessor, we lease all or a portion of certain owned properties. Rental income for the years ended December 31, 2023, 2022 and 2021 was not material.

Note 11. Long-Term Debt

Long-term debt is comprised of the following:

	December 31,
(in millions)	2023	2022
4.000% senior notes due 2029	$300	$300
Variable rate A&R Term B Facility	1,119	1,131
Gross debt	1,419	1,431
Less: current portion of long-term debt	(12)	(12)
Less: unamortized deferred financing costs	(11)	(15)
Total long-term debt	$1,396	$1,404

Aggregate required principal payments on long-term debt outstanding at December 31, 2023, follows:

(in millions)	Payments
2024	$12
2025	12
2026	12
2027	12
2028	1,073
Thereafter	300
Total	$1,419

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

In addition to paying interest on outstanding borrowings under the A&R Revolving Credit Facility, we are required to pay a quarterly commitment fee based on the unused portion of the A&R Revolving Credit Facility. Borrowings under the

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
A&R Credit Agreement can be prepaid at our option without premium or penalty. Up to $75 million may be utilized under the A&R Revolving Credit Facility for the issuance of letters of credit to us or any of our subsidiaries.

The A&R Senior Credit Facilities contain customary LIBOR replacement language, including, but not limited to, the use of rates based on SOFR, which is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities in the repurchase agreement market and is administered by the Federal Reserve Bank of New York. On June 30, 2023, we modified the calculation of interest under the A&R Senior Credit Facilities from being calculated based on LIBOR to being calculated based on SOFR. Therefore, the A&R Senior Credit Facilities bears interest at a rate per annum of Term SOFR plus a credit spread adjustment of 10 basis points for the A&R Revolving Credit Facility and varying credit spread adjustments for the A&R Term B Facility, based on the tenor of each individual borrowing. No other material terms of the A&R Senior Credit Facilities were amended.

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

At December 31, 2023 and 2022, the weighted average interest rate for the A&R Term B Facility, excluding the effect of the interest rate swaps, was 7.72% and 6.78%, respectively and there were no borrowings and no letters of credit issued under the A&R Revolving Credit Facility. As of December 31, 2023, we were in compliance with all covenants related to the A&R Credit Agreement and Senior Notes due 2029.

We entered into certain interest rate swap agreements in March 2021, which were amended in June 2023, to transition from a hedge of LIBOR-based cash flows to a hedge of SOFR-based cash flows. These interest rate swap agreements effectively convert a portion of our variable-rate debt to fixed rate debt. Refer to Note 12. Derivative Financial Instruments to Consolidated Financial Statements.

Senior Notes due 2029

On August 26, 2021, we issued $300 million in principal amount of 4.00% Senior Notes due 2029. The Senior Notes due 2029 are senior unsecured obligations of Resideo guaranteed by Resideo’s existing and future domestic subsidiaries and rank equally with all of Resideo’s senior unsecured debt and senior to all of Resideo’s subordinated debt.

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

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
In March and April 2023, we modified two of the eight Swap Agreements, each with a notional value of $70 million that matures in May 2024 as follows: (i) the original interest rate swap agreements were cancelled for no termination payment and (ii) we simultaneously entered into new pay-fixed interest rate swap agreements with a notional amount of $70 million each, effectively blending the asset positions of the original interest rate swap agreements into new interest swap agreements and extending the term of our hedged positions to February 2027. In connection with these transactions, no cash was exchanged between us and the counterparty. The new pay-fixed interest rate swap agreements qualify as a hybrid instrument in accordance with Accounting Standards Codification 815, Derivatives and Hedging, consisting of financing components and embedded at-market derivatives that were designated as cash flow hedges. The amounts remaining in accumulated other comprehensive loss for the modified interest rate swap agreements as of December 31, 2023 were approximately $2 million in aggregate and are being amortized as a reduction to interest expense over the effective period of the original interest rate swap agreements, or May 2024. The financing components are accounted for at amortized cost over the life of the swap while the embedded at-market derivatives are accounted for at fair value.

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

The Swap Agreements are adjusted to fair value on a quarterly basis. The fair value of each swap is presented within the Consolidated Balance Sheets, and we recognize any changes in the fair value as an adjustment of accumulated other comprehensive loss within equity to the extent the swap is effective. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive loss related to the Swap Agreements are reclassified into income resulting in a net interest expense on the hedged amount of the underlying debt obligation equal to the effective yield of the fixed rate of the swap.

The following table summarizes the fair value and presentation of derivative instruments in the Consolidated Balance Sheets as well as the pre-tax gain (loss) recorded in accumulated other comprehensive loss:

	Fair Value of Derivative Assets
		December 31,
(in millions)	Financial Statement Line Item	2023	2022
Derivatives designated as hedging instruments
Interest rate swaps	Other current assets	$20	$23
Interest rate swaps	Other assets	10	22
Total derivative assets designated as hedging instruments		$30	$45

Unrealized gain	Accumulated other comprehensive loss	$25	$42
Unrealized gains expected to be reclassified from accumulated other comprehensive loss in the next 12 months are estimated to be $22 million as of December 31, 2023.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
The following tables summarize the effect of derivative instruments designated as cash flow hedges in other comprehensive income (loss) and the Consolidated Statements of Operations:

		Years Ended December 31,
(in millions)	Financial Statement Line Item	2023	2022
Gains recorded in accumulated other comprehensive loss, beginning of year		$42	$6
Current period gain (loss) recognized in/reclassified from other comprehensive income	Interest expense, net	25	42
(Gains) losses reclassified from accumulated other comprehensive loss to net income	Interest expense, net	(42)	(6)
Gains recorded in accumulated other comprehensive loss, end of year		$25	$42

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

Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. There were no changes in the methodologies used in our valuation practices as of December 31, 2023 and 2022.

The fair values of long-term debt instruments were determined using quoted market prices in inactive markets or discounted cash flows based upon current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy.

The following table provides a summary of the carrying amount and fair value of outstanding debt:

	December 31, 2023		December 31, 2022
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt
4.000% Senior Notes due 2029	$300	$266	$300	$242
Variable rate A&R Term B Facility	1,119	1,122	1,131	1,125
Total debt	$1,419	$1,388	$1,431	$1,367

As of December 31, 2023 and 2022, there were no borrowings and no letters of credit issued under the A&R Revolving Credit Facility. Refer to Note 11. Long-Term Debt to Consolidated Financial Statements.

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

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
Foreign Currency Risk Management—We conduct business on a multinational basis in a wide variety of foreign currencies. We are exposed to market risks from changes in currency exchange rates. These exposures may impact future earnings and/or operating cash flows. The exposure to market risk for changes in foreign currency exchange rates arises from transactions arising from international trade, foreign currency denominated monetary assets and liabilities, and international financing activities between subsidiaries. We rely on natural offsets to address the exposures. As of December 31, 2023 and 2022, we had no forward or option hedging contracts.

Interest Rate Risk—We have exposure to movements in interest rates associated with cash and borrowings. We may enter into various interest rate protection agreements in order to limit the impact of movements in interest rates.

The following table provides a summary of the carrying amount and fair value of our interest rate swaps:

	December 31, 2023		December 31, 2022
(in millions)	Carrying Value	Significant other observable inputs (Level 2)	Carrying Value	Significant other observable inputs (Level 2)
Assets:
Interest rate swaps	$30	$30	$45	$45

There are no Level 1 or Level 3 assets or liabilities for the periods presented. The fair values of derivative financial instruments have been determined based on market value equivalents at the balance sheet date, taking into account the current interest rate environment and therefore were classified as Level 2 measurements in the fair value hierarchy. Refer to Note 12. Derivative Financial Instruments to Consolidated Financial Statements.

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

Note 14. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
(in millions)	2023	2022
Obligations payable under Indemnification Agreements	$140	$140
Compensation, benefit and other employee-related	110	108
Customer rebate reserve	104	98
Restructuring	30	27
Product warranties	24	40
Current operating lease liability	39	37
Taxes payable	34	38
Other (1)	128	152
Total accrued liabilities	$608	$640
(1) Other includes accruals for advertising, legal and professional reserves, freight, royalties, interest, and other miscellaneous items.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

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

Environment-related expenses for sites owned and operated by us are presented within cost of goods sold for operating sites. For the years ended December 31, 2023, 2022, and 2021, environmental expenses related to these operating sites were not material. Liabilities for environmental costs were $22 million for the years ended December 31, 2023 and 2022.

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

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
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

The following table summarizes information concerning the Reimbursement and Tax Matter Agreements’ liabilities:

(in millions)	Reimbursement Agreement	Tax Matters Agreement	Total
Beginning balance, January 1, 2022	$597	$128	$725
Accruals for liabilities deemed probable and reasonably estimable (1)	157	(2)	155
Payments to Honeywell	(140)	(20)	(160)
Balance as of December 31, 2022	614	106	720
Accruals for liabilities deemed probable and reasonably estimable (1)	178	(9)	$169
Payments to Honeywell	(140)	—	$(140)
Balance as of December 31, 2023	$652	$97	$749
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

The liabilities related to the Reimbursement and Tax Matter Agreements are included in the following balance sheet accounts:

	Years Ended December 31,
(in millions)	2023	2022
Accrued liabilities	$140	$140
Obligations payable under Indemnification Agreements	609	580
Total indemnification liabilities	$749	$720

For the years ended December 31, 2023, 2022 and 2021, net expenses related to the Reimbursement Agreement were $178 million, $157 million, and $146 million respectively, and are recorded in other expense, net.

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

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
Trademark Agreement

We entered into a 40-year Trademark Agreement with Honeywell that authorizes our use of the Honeywell Home trademark in the operation of our business for the advertising, sale and distribution of certain licensed products. In exchange, we pay Honeywell a royalty fee of 1.5% based on net revenue related to such licensed products, which is recorded in selling, general and administrative expense in the Consolidated Statements of Operations. For the years ended December 31, 2023, 2022, and 2021, royalty fees were $18 million, $23 million, and $21 million, respectively.

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

Certain current or former directors and officers were defendants in a consolidated derivative action, In re Resideo Technologies, Inc. Derivative Litigation (the “Consolidated Federal Derivative Action”), which was stayed pending entry of final judgment in the related securities litigation and Delaware Chancery derivative action. An additional suit was filed in the Court of Chancery of the State of Delaware in 2021 and not consolidated with the Consolidated Federal Derivative Action. On November 17, 2022, the parties executed a Confidential Term Sheet summarizing the agreed terms of a global settlement to resolve all of the pending lawsuits and derivative claims. Under the terms of the settlement, we agreed to implement or codify certain corporate governance reforms and reimburse the plaintiffs’ attorneys’ fees of up to $1.6 million. The U.S. District Court for the District of Minnesota issued an order granting final approval of the settlement, judgment was entered on January 9, 2024 and the action was dismissed with prejudice. The parties filed a joint stipulation and proposed order of dismissal for the Delaware Chancery action, which the court approved. The settlement liability is included in the other accrued liabilities in the Consolidated Balance Sheets, the expected insurance recovery of approximately $0.6 million is included in accounts receivable, net.

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

On June 28, 2023, Lisset Tredo, a Company employee, filed a putative class action complaint in the San Diego County Superior Court on behalf of all non-exempt employees in California, in which she alleges violations by the Company of the California Labor Code related to sick leave pay, accurate wage statements, recordkeeping, and pay timing, and on August 28, 2023 she filed a first amended complaint adding a claim under the California Private Attorneys General Act (the “Tredo Lawsuit”). In the Tredo Lawsuit, Tredo seeks alleged unpaid wages, restitution, interest, statutory penalties, civil penalties,

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
attorneys’ fees and costs in an unknown amount. The Company answered the Tredo Lawsuit in which it asserted a general denial of plaintiff’s allegations and asserted various defenses.

We are investigating the allegations and defenses. At the request of plaintiff’s counsel, the parties have agreed to postpone mediation from January 2024 to May 2024, and to stay formal discovery pending the outcome of the mediation. If the case is not resolved at mediation, we intend to defend the matter vigorously; however, there can be no assurance that we will be successful in such defense. At this stage we are unable to estimate the total costs to defend the matter or the potential liability to us in the event that we are not successful in our defense.
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

The following table summarizes information concerning recorded obligations for product warranties and product performance guarantees.

	December 31,
(in millions)	2023	2022	2021
Beginning balance	$48	$23	$22
Accruals for warranties/guarantees issued during the year	24	30	22
Adjustment of pre-existing warranties/guarantees	—	(2)	(3)
Settlement of warranty/guarantee claims	(38)	(17)	(18)
Reserve of acquired company at date of acquisition	—	14	—
Ending balance	$34	$48	$23

Purchase Commitments

Our unconditional purchase obligations include purchase commitments with suppliers and other obligations entered into during the normal course of business regarding the purchase of goods and services. For the years ended December 31, 2023, 2022, and 2021, purchases related to these obligations were $91 million, $41 million and $22 million, respectively.

Aggregate payments on these obligations at December 31, 2023, follows:

(in millions)	Payments
2024	$142
2025	113
2026	85
2027	2
2028 and thereafter	—
Total	$342

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
Note 16. Other Expense, net
Other expenses, net consists of the following:

	Years Ended December 31,
(in millions)	2023	2022	2021
Reimbursement Agreement expense	$178	$157	$146
Return on pension assets	9	(39)	(9)
Other, net	(18)	21	22
Total other expenses, net	$169	$139	$159

The Reimbursement Agreement is further described in Note 15. Commitments and Contingencies to the Consolidated Financial Statements.

Note 17. Income Taxes
Income tax expense is based on pretax financial accounting income. Deferred income taxes are recognized for the temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and such amounts for income tax purposes.
The following is a summary of the components of income before provision for income taxes:

	Years Ended December 31,
(in millions)	2023	2022	2021
U.S.	$76	$124	$79
Non-U.S.	237	294	274
Total	$313	$418	$353
The components of the provision for income taxes consisted of the following:

	Years Ended December 31,
(in millions)	2023	2022	2021
Current:
U.S.	$80	$95	$60
Non-U.S.	51	43	45
Total current	$131	$138	$105
Deferred:
U.S.	$(6)	$(13)	$5
Non-U.S.	(22)	10	1
Total deferred	$(28)	$(3)	$6
Total provision	$103	$135	$111

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
The reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate is as follows:

	Years Ended December 31,
	2023	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Impact of foreign operations	(0.9)	(1.6)	(0.2)
U.S. state income taxes	4.4	3.0	3.6
Non-deductible indemnification costs	10.9	7.7	8.4
Executive compensation over $1 million	1.6	1.0	0.9
Other non-deductible expenses	0.3	(0.6)	0.4
U.S. taxation of foreign earnings	2.8	1.0	1.4
Tax credits	(0.8)	(0.5)	(0.7)
Change in tax basis in foreign assets (1)	(6.5)	—	—
All other items, net	(0.2)	1.3	(3.5)
Effective income tax rate	32.7%	32.3%	31.3%
(1) The 2023 impact represents the initial recognition of a step-up in the tax basis of intangible assets recorded under Switzerland tax reform, net of valuation allowance.
Deferred income taxes reflect the net impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects of the temporary differences as of December 31, 2023 and 2022 are as follows:

	Years Ended December 31,
(in millions)	2023	2022
Deferred tax assets:
Pension	$21	$16
Intangibles (2)	28	—
Other asset basis differences	51	54
Operating lease liabilities	44	43
Employee compensation and benefits	23	17
Inventory costing and related reserves	11	15
Capitalized research and development	13	6
Other accruals and reserves	19	33
Net operating and capital losses	55	49
Other	11	1
Gross deferred tax assets	276	234
Valuation allowance	(75)	(63)
Total deferred tax assets	$201	$171

Deferred tax liabilities:
Intangibles	$(42)	$(41)
Property, plant and equipment	(16)	(24)
Operating lease assets	(41)	(40)
Other	(6)	(7)
Total deferred tax liabilities	$(105)	$(112)

Net deferred tax asset	$96	$59

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(2) A valuation allowance brings the net deferred tax effect of the allowed step-up of intangible assets recorded under Switzerland tax reform to the amount more likely than not to be realized.
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

We maintain a valuation allowance of $75 million against a portion of deferred tax assets. Valuation allowances principally relate to foreign net operating loss carryforwards. As of December 31, 2023, we have deferred tax assets relating to foreign net operating loss carryforwards of $52 million. These tax losses can be carried forward to offset the income tax liabilities on future income in these countries. Cumulative tax losses of $46 million can be carried forward indefinitely, while the remaining $9 million of tax losses must be used during tax years 2023 to 2043.

The rollforward of the valuation allowance on deferred taxes is as follows for the periods indicated:

	Years Ended December 31,
(in millions)	2023	2022	2021
Beginning balance	$63	$63	$60
Additions / (Subtractions)	12	—	3
Ending balance	$75	$63	$63

As of December 31, 2023, our total undistributed earnings of foreign affiliates were $2.0 billion, of which $625 million was not considered indefinitely reinvested. While these earnings would not be subject to incremental U.S. tax, if we were to actually distribute these earnings, they could be subject to additional foreign income taxes and/or withholding taxes payable in foreign jurisdictions. Thus, we provide for foreign income taxes payable upon future distributions of the earnings not considered indefinitely reinvested annually. For the year ended December 31, 2023, the tax charge related to earnings that are not considered indefinitely reinvested is not material. Determination of the unrecognized deferred foreign income tax liability related to these undistributed earnings is not practicable due to the complexities associated with this hypothetical calculation.
Uncertain tax positions

The table below sets forth the changes to our gross unrecognized tax benefit as a result of uncertain tax positions, excluding interest and penalties for the years ended December 31, 2023, 2022 and 2021. We do not anticipate that the total unrecognized tax benefits will change significantly within the next twelve months.

	Years Ended December 31,
(in millions)	2023	2022	2021
Unrecognized tax benefits at beginning of year	$22	$16	$10
Decreases related to positions taken on items from prior years	(1)	—	—
Increases related to positions taken in the current year	5	6	6
Decreases due to expiration of statutes of limitations	(4)	—	—
Unrecognized tax benefits at end of year	$22	$22	16

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
Included in the balance of unrecognized tax benefits as of December 31, 2023 and December 31, 2022, are potential benefits of $22 million and $22 million, respectively, that if recognized would affect the effective tax rate.

We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the year ended December 31, 2023, we recognized no net expense for interest and penalties for unrecognized tax benefits and had net accumulated accrued interest and penalties of $2 million as of December 31, 2023. For the year ended December 31, 2022, we recognized a net expense for interest and penalties of $1 million relating to unrecognized tax benefits and had net accumulated accrued interest and penalties of $3 million as of December 31, 2022.

Open tax periods

We file income tax returns in the U.S. federal jurisdiction, all states, and various local and foreign jurisdictions. Our U.S. federal tax returns are no longer subject to income tax examinations for taxable years before 2020. With limited exception, state, local, and foreign income tax returns for taxable years before 2019 are no longer subject to examination.

Note 18. Earnings Per Share

The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share follows:

	Years Ended December 31,
(in millions)	2023	2022	2021
Numerator for basic and diluted earnings per share:
Net income	$210	$283	$242

Denominator for basic and diluted earnings per share:
Weighted average basic number of common shares outstanding	147	146	144
Plus: dilutive effect of common stock equivalents	1	3	4
Weighted average diluted number of common shares outstanding	148	149	148

Earnings per share:
Basic	$1.43	$1.94	$1.68
Diluted	$1.42	$1.90	$1.63

Diluted earnings per share is computed based upon the weighted average number of shares of common stock outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the period. For the years ended December 31, 2023, 2022 and 2021, average options and other rights to purchase approximately 1.5 million, 0.1 million and 0.2 million shares of our common stock, respectively, were outstanding and anti-dilutive, and therefore excluded from the computation of diluted earnings per share. In addition, an average of 1.2 million, 0.6 million and 0.6 million shares of performance-based unit awards are excluded from the computation of diluted earnings per common share for the years ended December 31, 2023, 2022 and 2021, respectively, as the contingency has not been satisfied.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
Note 19. Geographic Areas - Financial Data

Revenue and long-lived assets by geography are as follows:

	Net Revenue (1)			Long-lived Assets (2)
	Years Ended December 31,			December 31,
(in millions)	2023	2022	2021	2023	2022	2021
U.S.	$4,720	$4,795	$4,181	$332	$347	$244
Europe	1,065	1,111	1,196	143	131	139
Other International	457	464	469	107	79	46
Total	$6,242	$6,370	$5,846	$582	$557	$429
(1)Net revenue between geographic areas approximate market and is not significant. Net revenue is classified according to their country of origin. Included in U.S. net revenue are export sales of $41 million, $38 million, and $26 million for the years ended December 31, 2023, 2022, and 2021, respectively.
(2)Long-lived assets are comprised of property, plant and equipment, net and right-of-use lease assets.

Note 20. Stockholders’ Equity

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

During the twelve months ended December 31, 2023, we repurchased 2.6 million shares of common stock in the open market at a total cost of $41 million. As of December 31, 2023, the Company had approximately $109 million of authorized repurchases remaining under the Share Repurchase Program. Common stock repurchases are recorded at cost and presented as a deduction from stockholders’ equity.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Resideo Technologies, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Resideo Technologies, Inc. (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 14, 2024, expressed an unqualified opinion on those financial statements.

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
February 14, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Resideo Technologies, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Resideo Technologies, Inc (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
February 14, 2024

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
Management assessed the effectiveness of internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2023.
The effectiveness of the internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8. Financial Statements and Supplementary Data of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2023, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

RESIDEO TECHNOLOGIES, INC.
PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2023 in connection with our 2024 Annual Meeting of Stockholders, or the 2024 Proxy Statement, and is incorporated herein by reference.

Item 11. Executive Compensation
The information required by this item will be included in the 2024 Proxy Statement, which will be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2023 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in the 2024 Proxy Statement, which will be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2023 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in the 2024 Proxy Statement, which will be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2023 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information relating to fees paid to and services performed by Deloitte & Touche LLP and our Audit Committee’s pre-approval policies and procedures with respect to non-audit services are contained in the 2024 Proxy Statement, which will be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2023, and such information is incorporated herein by reference.

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

RESIDEO TECHNOLOGIES, INC.

2.14
Third Amendment to Trademark License Agreement, dated as of May 12, 2021, between Resideo Technologies, Inc. and Honeywell International Inc. (incorporated by reference to Exhibit 2.14 to Resideo's Form 10-K filed on February 21, 2023, File No. 001-38635)

2.15
Equity Purchase Agreement, dated as of February 6, 2022, by and between Resideo Technologies, Inc. and Newell Brands Inc. † (incorporated by reference to Exhibit 2.1 to Resideo’s Form 8-K filed on February 7, 2022, File No. 001-38635)

3.1	Amended and Restated Certificate of Incorporation of Resideo Technologies, Inc. (incorporated by reference to Exhibit 3.1 to Resideo’s Form 8-K filed on October 29, 2018, File No. 001-38635)

3.2	Amended and Restated By-laws of Resideo Technologies, Inc. (incorporated by reference to Exhibit 3.2 to Resideo’s Form 8-K filed on February 6, 2023, File No. 001-38635)

4.1	Description of Securities of Registrant (incorporated by reference to Exhibit 4.1 to Resideo's Form 10-K filed on February 21, 2023, File No. 001-38635)

4.2
Indenture, dated as of October 19, 2018, among Resideo Funding Inc., Resideo Technologies, Inc., the other guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee. (incorporated by reference to Exhibit 4.1 to Resideo’s Form 8-K filed on October 19, 2018, File No. 001-38635)

4.3
Indenture, dated as of August 26, 2021, among Resideo Funding, Inc., as issuer, Resideo Technologies, Inc., the other guarantors named therein, and U.S. Bank National Association, as trustee. (incorporated by reference to Exhibit 4.1 to Resideo’s Form 8-K filed on August 27, 2021, File No. 001-38635)

4.4
First Supplemental Indenture, dated April 1, 2022, to the Senior Notes Indenture, dated August 26, 2021, relating to the Issuer’s 4.000% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to Resideo’s Form 8-K filed on April 4, 2022, File No. 001-38635)

4.5
Second Supplemental Indenture, dated May 19, 2022, to the Senior Notes Indenture, dated August 26, 2021, relating to the Issuer's 4.000% Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 to Resideo’s Form 10-Q filed on August 4, 2022, File No. 001-38635)

4.6
Third Supplemental Indenture, dated September 26, 2022, to the Senior Notes Indenture, dated August 26, 2021, relating to the Issuer's 4.000% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to Resideo’s Form 10-Q filed on November 1, 2022, File No. 001-38635)

4.7
Fourth Supplemental Indenture, dated April 11, 2023, to the Senior Notes Indenture, dated August 26, 2021, relating to the Issuer's 4.000% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to Resideo’s Form 10-Q filed May 3, 2023, File No. 001-38635)

10.01	Form of Internal Hire Offer Letter ‡ (incorporated by reference to Exhibit 10.03 to Resideo’s Form 10 filed on August 23, 2018, File No. 001-38635)

10.02	Resideo Technologies Supplemental Savings Plan ‡ (incorporated by reference to Exhibit 10.05 to Resideo’s Form 10-K filed on March 18, 2019, File No. 001-38635)

10.03
Resideo Technologies, Inc. Severance Plan For Designated Officers as amended on November 15, 2018 ‡ (incorporated by reference to Exhibit 10.07 to Resideo’s Form 10-K filed on March 18, 2019, File No. 001-38635)

10.04
Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates ‡ (incorporated by reference to Appendix A to the Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders filed on April 25, 2023)

RESIDEO TECHNOLOGIES, INC.

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

10.26	Employment Agreement Letter with Jay Geldmacher dated May 18, 2020. ‡ (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K filed on May 19, 2020, File No. 001-38635)

10.27	Amendment to Employment Agreement Letter with Jay Geldmacher dated July 1, 2021. ‡ (incorporated nu reference to Exhibit 10.1 to Resideo’s Form 10-Q filed August 5, 2021, File No. 001-38635)

10.28	Offer Letter of Anthony L. Trunzo. ‡ (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K filed on May 29, 2020, File No. 001-38635)

10.29	Letter Agreement with Terms and Conditions of Employment with Phillip Theodore dated December 5, 2023. ‡ (filed herewith)

10.30
Amendment and Restatement Agreement, dated as of February 12, 2021, by and among the Resideo Technologies, Inc., Resideo Holding Inc., Resideo Intermediate Holding Inc., Resideo Funding Inc., certain other subsidiaries of Resideo Technologies, Inc., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K filed February 17, 2021, File No. 001-38635)

10.31
First Amendment dated as of March 28, 2022 to Amended and Restated Credit Agreement, dated as of February 12, 2021, among Resideo Funding Inc., Resideo Technologies Inc., Resideo Holding Inc., Resideo Intermediate Holding Inc., the other subsidiaries of Resideo Technologies, Inc., party thereto JPMorgan Chase Bank N.A., as administrative agent, and the lending institutions party thereto (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K filed March 28, 2022, File No. 001-38635)

10.32
Second Amendment dated as of June 30, 2023 to Amended and Restated Credit Agreement dated as of February 12, 2021, among Resideo Funding Inc., Resideo Technologies Inc., Resideo Holding Inc., Resideo Intermediate Holding Inc., the other subsidiaries of Resideo Technologies, Inc., party thereto JPMorgan Chase Bank N.A., as administrative agent, and the lending institutions party thereto (incorporated by reference to Exhibit 10.2 to Resideo’s Form 10-Q filed August 4, 2023, File No. 001-38635)

RESIDEO TECHNOLOGIES, INC.

21.1	List of subsidiaries of the registrant (filed herewith)

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm (filed herewith)

24.1	Powers of Attorney ‡ (filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

97	Policy Concerning Recoupment of Incentive Based Compensation from Officers (filed herewith)

101.INS	Inline XBRL Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

None.

RESIDEO TECHNOLOGIES, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Resideo Technologies, Inc.

Date: February 14, 2024	By:	/s/ Anthony L. Trunzo
Anthony L. Trunzo
Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as the Registrant’s Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name	Title	Date
/s/ Jay Geldmacher	President, Chief Executive Officer and Director (Principal Executive Officer)	February 14, 2024
Jay Geldmacher
/s/ Tina Beskid	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 14, 2024
Tina Beskid
*	Chairman of the Board	February 14, 2024
Roger B. Fradin
*	Director	February 14, 2024
Paul F. Deninger
*	Director	February 14, 2024
Cynthia Hostetler
*	Director	February 14, 2024
Brian G. Kushner
*	Director	February 14, 2024
Jack R. Lazar
*	Director	February 14, 2024
Nina L. Richardson
*	Director	February 14, 2024
Andrew C. Teich
*	Director	February 14, 2024
Sharon Wienbar
*	Director	February 14, 2024
Kareem Yusuf
*	Director	February 14, 2024

*By:	/s/ Jeannine J. Lane
(Jeannine J. Lane, Attorney-in-Fact)

February 14, 2024