Form 10-Q
period 2024-03-30
RESIDEO TECHNOLOGIES, INC.
filed 2024-05-02
CIK 1740332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 19, 2024 was 146,016,926 shares.

Part I. Financial Information
Item 1. Financial Statements.
Resideo Technologies, Inc.
Consolidated Balance Sheets
(Unaudited)

(in millions, except par value)	March 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$603	$636
Accounts receivable, net	933	973
Inventories, net	929	941
Other current assets	212	193
Total current assets	2,677	2,743

Property, plant and equipment, net	369	390
Goodwill	2,689	2,705
Intangible assets, net	456	461
Other assets	329	346
Total assets	$6,520	$6,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$858	$905
Current portion of long-term debt	12	12
Accrued liabilities	515	608
Total current liabilities	1,385	1,525

Long-term debt	1,394	1,396
Obligations payable under Indemnification Agreements	617	609
Other liabilities	355	366
Total liabilities	3,751	3,896

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Common stock, $0.001 par value: 700 shares authorized, 152 and 146 shares issued and outstanding at March 30, 2024, respectively, and 151 and 145 shares issued and outstanding at December 31, 2023, respectively	—	—
Additional paid-in capital	2,243	2,226
Retained earnings	853	810
Accumulated other comprehensive loss, net	(226)	(194)
Treasury stock at cost	(101)	(93)
Total stockholders’ equity	2,769	2,749
Total liabilities and stockholders’ equity	$6,520	$6,645
Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
(in millions, except per share data)	March 30, 2024	April 1, 2023
Net revenue	$1,486	$1,549
Cost of goods sold	1,086	1,131
Gross profit	400	418
Operating expenses:
Research and development expenses	25	25
Selling, general and administrative expenses	231	244
Intangible asset amortization	9	9
Restructuring expenses	7	2
Total operating expenses	272	280
Income from operations	128	138
Other expenses, net	42	40
Interest expense, net	13	17
Income before taxes	73	81
Provision for income taxes	30	24
Net income	$43	$57

Earnings per share:
Basic	$0.29	$0.39
Diluted	$0.29	$0.38

Weighted average number of shares outstanding:
Basic	146	147
Diluted	148	149
Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(in millions)	March 30, 2024	April 1, 2023
Comprehensive income:
Net income	$43	$57
Other comprehensive (loss) income, net of tax:
Foreign exchange translation (loss) gain	(31)	16
Pension liability adjustments	—	3
Changes in fair value of effective cash flow hedges	(1)	(7)
Total other comprehensive (loss) income, net of tax	(32)	12
Comprehensive income	$11	$69
Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(in millions)	March 30, 2024	April 1, 2023
Cash Flows From Operating Activities:
Net income	$43	$57
Adjustments to reconcile net income to net cash in operating activities:
Depreciation and amortization	24	24
Restructuring expenses	7	2
Stock-based compensation expense	14	12
Other, net	3	—
Changes in assets and liabilities, net of acquired companies:
Accounts receivable, net	34	23
Inventories, net	7	(27)
Other current assets	3	(8)
Accounts payable	(44)	(12)
Accrued liabilities	(89)	(86)
Other, net	—	11
Net cash provided by (used in) operating activities	2	(4)
Cash Flows From Investing Activities:
Capital expenditures	(21)	(20)
Acquisitions, net of cash acquired	—	(6)
Other investing activities, net	(1)	—
Net cash used in investing activities	(22)	(26)
Cash Flows From Financing Activities:
Common stock repurchases	(1)	—
Repayments of long-term debt	(3)	(3)
Other financing activities, net	(4)	(6)
Net cash used in financing activities	(8)	(9)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(5)	6
Net decrease in cash, cash equivalents and restricted cash	(33)	(33)
Cash, cash equivalents and restricted cash at beginning of period	637	329
Cash, cash equivalents and restricted cash at end of period	$604	$296

Supplemental Cash Flow Information:
Interest paid, net of swaps	$22	$27
Taxes paid, net of refunds	$28	$19
Capital expenditures in accounts payable	$11	$15
Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except shares in thousands)	Shares	Amount	Additional Paid-In Capital	Retained Earnings		Shares	Amount	Total Stockholders’ Equity
Balance at January 1, 2024	145,389	$—	$2,226	$810	$(194)	5,536	$(93)	$2,749
Net income	—	—	—	43	—	—	—	43
Other comprehensive loss, net of tax	—	—	—	—	(32)	—	—	(32)
Common stock issuance, net of shares withheld for taxes	699	—	3	—	—	335	(7)	(4)
Stock-based compensation expense	—	—	14	—	—	—	—	14
Common stock repurchases	(75)	—	—	—	—	75	(1)	(1)
Balance at March 30, 2024	146,013	$—	$2,243	$853	$(226)	5,946	$(101)	$2,769

	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except shares in thousands)	Shares	Amount	Additional Paid-In Capital	Retained Earnings		Shares	Amount	Total Stockholders’ Equity
Balance at January 1, 2023	146,222	$—	$2,176	$600	$(212)	2,050	$(35)	$2,529
Net income	—	—	—	57	—	—	—	57
Other comprehensive income, net of tax	—	—	—	—	12	—	—	12
Common stock issuance, net of shares withheld for taxes	862	—	3	—	—	497	(9)	(6)
Stock-based compensation expense	—	—	12	—	—	—	—	12
Balance at April 1, 2023	147,084	$—	$2,191	$657	$(200)	2,547	$(44)	$2,604

Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Nature of Operations and Basis of Presentation

Nature of Operations

Resideo Technologies, Inc. (“Resideo”, the “Company”, “we”, “us”, or “our”) is a leading manufacturer and developer of technology-driven products that provide critical comfort, energy, smoke and carbon monoxide detection home safety products and security solutions to homes globally. We are also a leading wholesale distributor of low-voltage security products including access control, fire detection, fire suppression, security, and video products, and participate significantly in the broader related markets of audio, communications, data communications, networking, power, ProAV, smart home, and wire and cable. Our global footprint serves both commercial and residential end markets.

Basis of Consolidation and Reporting

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the Unaudited Consolidated Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the Unaudited Consolidated Financial Statements included herein contain all adjustments, which consist of normal recurring adjustments, necessary to fairly present our financial position, results of operations and cash flows for the periods indicated. Operating results for the period from January 1, 2024 through March 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.

For additional information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report on Form 10-K”), filed with the United States Securities and Exchange Commission (the “SEC”) on February 14, 2024.

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

Reclassification

For the purpose of comparability, certain prior period amounts have been reclassified to conform to current period classification. Refer to Note 4. Segment Financial Data for additional information on reclassified corporate expenses to the segments.

Note 2. Summary of Significant Accounting Policies

Our significant accounting policies are detailed in Note 2. Summary of Significant Accounting Policies of the Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to these policies that have had a material impact on the Unaudited Consolidated Financial Statements and accompanying notes for the three months ended March 30, 2024.

We consider the applicability and impact of all recent accounting standards updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”) and U.S. Securities and Exchange Commission (“SEC”) rules and disclose only those that may have a material impact.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires entities to disclose, on an annual and interim basis, significant segment expenses that are regularly reviewed by the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. The ASU also requires disclosure of the name and title of the CODM. The guidance is effective for

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We are currently assessing the impact of adoption on our Consolidated Financial Statements and related disclosures.

Note 3. Assets Held for Sale

Assets and Liabilities Held for Sale

The Company records assets held for sale at the lower of the carrying value or fair value less costs to sell. The following criteria are used to determine if property is held for sale: (i) management has the authority and commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition; (iii) there is an active program to locate a buyer and the plan to sell the property has been initiated; (iv) the sale of the property is probable within one year; (v) the property is being actively marketed at a reasonable sale price relative to its current fair value; and (vi) it is unlikely that the plan to sell will be withdrawn or that significant changes to the plan will be made. The carrying value of assets and liabilities held for sale at March 30, 2024, are $38 million in other current assets and $18 million in accrued liabilities, respectively, and zero in the comparable period. Assets held for sale at March 30, 2024 are actively marketed for sale and are under contract. These assets were sold during the second quarter.

Note 4. Segment Financial Data

The Company’s segment information is evaluated by our Chief Executive Officer, who is also the CODM, and is consistent with how management reviews and assesses the performance of the business as well as makes investing and resource allocation decisions. We monitor our operations through our two reportable segments: Products and Solutions and ADI Global Distribution, and report Corporate separately.

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

Corporate—On January 1, 2024, certain corporate functions were decentralized into the operating segments aligning with the business strategy. As a result, $11 million and $7 million of information technology, finance, tax, business development, and research and development functional expenses incurred during the first quarter are now recorded within the Products and Solutions and ADI Global Distribution segments, respectively. For the period ending April 1, 2023, $12 million and $8 million of corporate expenses have been reclassified into the Products and Solutions and ADI Global Distribution segments, respectively, decreasing reported Income from Operations to conform to the current year presentation. Additionally, certain other immaterial prior period amounts have been reclassified to conform to the current period classification.

Corporate expenses include costs related to the corporate office such as the executive function, legal, accounting, tax, treasury, corporate development, human resources, and information technology. Additionally, unallocated amounts for non-operating items such as Reimbursement Agreement expense, interest income (expense), other income (expense) and provision for income taxes are reported within Corporate.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The following table represents summary financial data attributable to the segments:

	Three Months Ended
(in millions)	March 30, 2024	April 1, 2023
Net revenue
Products and Solutions	$620	$658
ADI Global Distribution	866	891
Total net revenue	$1,486	$1,549

	Three Months Ended
(in millions)	March 30, 2024	April 1, 2023
Income from operations
Products and Solutions	$112	$105
ADI Global Distribution	49	64
Corporate	(33)	(31)
Total income from operations	$128	$138

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

The following table presents revenue by business line and geographic location, as we believe this presentation best depicts how the nature, amount, timing, and uncertainty of net revenue and cash flows are affected by economic factors:

	Three Months Ended
(in millions)	March 30, 2024	April 1, 2023
Products and Solutions
Air	$191	$211
Safety and Security	213	228
Energy	134	136
Water	82	83
Total Products and Solutions	620	658

ADI Global Distribution
U.S. and Canada	746	768
EMEA (1)	120	123
Total ADI Global Distribution	866	891

Total net revenue	$1,486	$1,549
(1)EMEA represents Europe, the Middle East and Africa.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 6. Restructuring

The following table represents restructuring expense attributable to the segments:

	Three Months Ended
(in millions)	March 30, 2024	April 1, 2023
Products and Solutions	$5	$2
ADI Global Distribution	2	—
Restructuring expenses	$7	$2

We took actions during the quarter to align our cost structure with the Company’s strategic objectives and our outlook of market conditions. The intent of these actions is to lower costs, increase margins, and position us for long-term growth. We expect to fully execute on our restructuring programs over the next 12 to 24 months, and we may incur future additional restructuring expenses associated with these plans. We are unable at this time to make a good faith determination of cost estimates, or ranges of cost estimates, associated with future phases of the programs or the total costs we may incur in connection with these programs. Refer to Note 6. Restructuring Expenses in our 2023 Annual Report on Form 10-K for further discussion of our restructuring programs.

The following table summarizes the status of our restructuring expenses included within accrued liabilities on the Unaudited Consolidated Balance Sheets.

	Three Months Ended	Twelve Months Ended
(in millions)	March 30, 2024	December 31, 2023
Beginning of period	$30	$27
Charges	7	34
Usage (1)	(11)	(31)
End of period	$26	$30
(1) Usage primarily relates to cash payments associated with employee termination costs.

Note 7. Stockholders’ Equity

On August 3, 2023, we announced that our Board of Directors authorized a share repurchase program for the repurchase of up to $150 million of our common stock over an unlimited time period (the “Share Repurchase Program”).

During the three months ended March 30, 2024, we repurchased 0.1 million shares of common stock in the open market at a total cost of $1 million. As of March 30, 2024, we had approximately $108 million of authorized repurchases remaining under the Share Repurchase Program. Common stock repurchases are recorded at cost and presented as a deduction from stockholders’ equity.

Note 8. Stock-Based Compensation Plans

The Stock Incentive Plan, which consists of the Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates and the 2018 Stock Incentive Plan for Non-Employee Directors of Resideo Technologies, Inc., provides for the grant of stock options, stock appreciation rights, restricted stock units, restricted stock and other stock-based awards. The maximum aggregate shares of common stock that may be granted under these plans are 19.5 million with 3.2 million available to be granted at March 30, 2024.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
A summary of awards granted as part of our annual long-term compensation follows:

	Three Months Ended March 30, 2024		Three Months Ended April 1, 2023
	Number of Stock Units Granted	Weighted average grant date fair value per share	Number of Stock Units Granted	Weighted average grant date fair value per share
Performance Stock Units (“PSUs”) (1)	575,249	$27.96	553,071	$29.89
Restricted Stock Units (“RSUs”)	1,783,299	$17.82	1,466,307	$19.03
(1) Included herein are PSUs at target payout. Final shares issued may be different based upon the actual achievement versus the performance measure target.

Stock-based compensation expense, net of tax was $14 million and $12 million for the three months ended March 30, 2024 and April 1, 2023, respectively.

Note 9. Inventories, net

The following table summarizes the details of our inventories, net:

(in millions)	March 30, 2024	December 31, 2023
Raw materials	$212	$221
Work in process	13	18
Finished products	704	702
Total inventories, net	$929	$941

Note 10. Goodwill and Intangible Assets, net

Our goodwill balance and changes in carrying value by segment are as follows:

(in millions)	Products and Solutions	ADI Global Distribution	Total
Balance at January 1, 2024	$2,045	$660	$2,705
Impact of foreign currency translation	(12)	(4)	(16)
Balance at March 30, 2024	$2,033	$656	$2,689

The following table summarizes the net carrying amount of intangible assets:

(in millions)	March 30, 2024	December 31, 2023
Intangible assets subject to amortization	$276	$281
Indefinite-lived intangible assets	180	180
Total intangible assets	$456	$461

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Intangible assets subject to amortization consisted of the following:

	March 30, 2024			December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and technology	$63	$(28)	$35	$64	$(26)	$38
Customer relationships	316	(140)	176	319	(138)	181
Trademarks	9	(8)	1	9	(8)	1
Software	198	(134)	64	193	(132)	61
Intangible assets subject to amortization	$586	$(310)	$276	$585	$(304)	$281

Intangible assets amortization expense was $9 million for the three months ended March 30, 2024 and April 1, 2023.

Note 11. Leases

Total operating lease costs are as follows:

	Three Months Ended
(in millions)	March 30, 2024	April 1, 2023
Operating lease costs:
Cost of goods sold	$5	$5
Selling, general and administrative expenses	14	14
Total operating lease costs	$19	$19

Total operating lease costs include variable lease costs of $3 million and $6 million for the three months ended March 30, 2024 and the three months ended April 1, 2023.

The following table summarizes the carrying amounts of our operating lease assets and liabilities:

(in millions)	Financial Statement Line Item	March 30, 2024	December 31, 2023
Operating lease assets	Other assets	$183	$192
Operating lease liabilities - current	Accrued liabilities	$38	$39
Operating lease liabilities - non-current	Other liabilities	$159	$166

Supplemental cash flow information related to operating leases was as follows:

	Three Months Ended
(in millions)	March 30, 2024	April 1, 2023
Cash paid for operating lease liabilities	$9	$9
Non-cash activities: operating lease assets obtained in exchange for new operating lease liabilities	$6	$7

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 12. Long-Term Debt

Long-term debt is comprised of the following:

(in millions)	March 30, 2024	December 31, 2023
4.000% Senior Notes due 2029	$300	$300
Variable rate A&R Term B Facility	1,117	1,119
Gross debt	1,417	1,419
Less: current portion of long-term debt	(12)	(12)
Less: unamortized deferred financing costs	(11)	(11)
Total long-term debt	$1,394	$1,396

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

On June 30, 2023, we modified the calculation of interest under the A&R Senior Credit Facilities from being calculated based on LIBOR to being calculated based on the SOFR. At March 30, 2024 and December 31, 2023, the weighted average interest rate for the A&R Term B Facility, excluding the effect of the interest rate swaps, was 7.69% and 7.72%, respectively, and there were no borrowings and no letters of credit issued under the A&R Revolving Credit Facility. As of March 30, 2024, we were in compliance with all covenants related to the A&R Senior Credit Facilities.

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

Refer to Note 11. Long-Term Debt in our 2023 Annual Report on Form 10-K for further discussion.

Note 13. Derivative Financial Instruments

In March 2021, we entered into eight interest rate swap agreements (“Swap Agreements”) with several financial institutions for a combined notional value of $560 million. The Swap Agreements were entered into to reduce the consolidated interest rate risk associated with variable rate, long-term debt.

During 2023, we modified the Swap Agreements blending the asset positions of the original interest rate swap agreements into new interest swap agreements and extending the term of our hedged positions. The new pay-fixed interest rate swap agreements qualify as a hybrid instrument in accordance with Accounting Standards Codification 815, Derivatives and Hedging, consisting of financing components and embedded at-market derivatives that were designated as cash flow hedges. The amounts remaining in accumulated other comprehensive loss for the modified interest rate swap agreements as of March 30, 2024 were immaterial. We also amended the Swap Agreements to transition from a hedge of LIBOR-based cash flows to a hedge of SOFR-based cash flows.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Refer to Note 12.Derivative Financial Instruments in our 2023 Annual Report on Form 10-K for further discussion.

The Swap Agreements are adjusted to fair value on a quarterly basis. The following table summarizes the fair value and presentation of derivative instruments in the Unaudited Consolidated Balance Sheets as well as the changes in fair value recorded in accumulated other comprehensive loss:

	Fair Value of Derivative Assets
(in millions)	Financial Statement Line Item	March 30, 2024	December 31, 2023
Derivatives designated as hedging instruments
Interest rate swaps	Other current assets	$20	$20
Interest rate swaps	Other assets	10	10
Total derivative assets designated as hedging instruments		$30	$30

Unrealized gain	Accumulated other comprehensive loss	$24	$25

The following table summarizes the effect of derivative instruments designated as cash flow hedges in other comprehensive income and the Unaudited Consolidated Statements of Operations:

	Three Months Ended
(in millions)	March 30, 2024	April 1, 2023
Gains recorded in accumulated other comprehensive loss, beginning of period	$25	$42
Current period gain (loss) recognized in/reclassified from other comprehensive income	1	(6)
Gains reclassified from accumulated other comprehensive loss to net income	(2)	(1)
Gains recorded in accumulated other comprehensive loss, end of period	$24	$35

Unrealized gains expected to be reclassified from accumulated other comprehensive loss in the next 12 months are estimated to be $21 million as of March 30, 2024.

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

Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. There were no changes in the methodologies used in our valuation practices as of March 30, 2024.

The fair values of long-term debt instruments were determined using quoted market prices in inactive markets or discounted cash flows based upon current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The following table provides a summary of the carrying amount and fair value of outstanding debt:

	March 30, 2024		December 31, 2023
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt
4.000% Senior Notes due 2029	$300	$269	$300	$266
Variable rate A&R Term B Facility	1,117	1,119	1,119	1,122
Total debt	$1,417	$1,388	$1,419	$1,388

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

The following table provides a summary of the carrying amount and fair value of our interest rate swaps:

	March 30, 2024		December 31, 2023
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Interest rate swaps	$30	$30	$30	$30

Refer to Note 13. Derivative Financial Instruments to the Unaudited Consolidated Financial Statements for further discussion.

There are no Level 1 or Level 3 assets or liabilities for the periods presented. The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued liabilities approximate fair value because of the short-term maturity of these amounts.

Note 15. Accrued Liabilities

Accrued liabilities consist of the following:

(in millions)	March 30, 2024	December 31, 2023
Obligations payable under Indemnification Agreements	$140	$140
Compensation, benefit and other employee-related	71	110
Customer rebate reserve	65	104
Current operating lease liability	38	39
Taxes payable	29	34
Restructuring	26	30
Freight payable	25	25
Product warranties	21	24
Other (1)	100	103
Total accrued liabilities	$515	$608
(1) Other includes accruals for advertising, legal and professional reserves, royalties, interest, and other miscellaneous items.

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

Environment-related expenses for sites owned and operated by us are presented within cost of goods sold for operating sites. For the three months ended March 30, 2024 and April 1, 2023, environmental expenses related to these operating sites were not material. Liabilities for environmental costs were $22 million at March 30, 2024 and December 31, 2023.

Obligations Payable Under Indemnification Agreements

The Reimbursement Agreement and the Tax Matters Agreement (collectively, the “Indemnification Agreements”) are further described below.

Reimbursement Agreement

We separated from Honeywell International Inc. (“Honeywell”) on October 29, 2018, becoming an independent publicly traded company as a result of a pro rata distribution of our common stock to shareholders of Honeywell (the “Spin-off”). In connection with the Spin-Off, we entered into a reimbursement agreement, pursuant to which we have an obligation to make cash payments to Honeywell in amounts equal to 90% of payments for certain Honeywell environmental-liability payments (the “Reimbursement Agreement”) which include amounts billed (payments), less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales (the recoveries). The Reimbursement Agreement extends until the earlier of (1) December 31, 2043; or (2) December 31 of the third consecutive anniversary where the annual reimbursement obligation (including accrued amounts) has been less than $25 million. While the amount payable by us in respect of such liabilities arising in any given year is subject to a cap of $140 million under the Reimbursement Agreement, the estimated liability for resolution of pending and future environmental-related liabilities recorded on our balance sheets are calculated as if we were responsible for 100% of the environmental-liability payments associated with certain sites. Refer to Note 15. Commitments and Contingencies in our 2023 Annual Report on Form 10-K for further discussion.

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

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes information concerning the Reimbursement and Tax Matter Agreements’ liabilities:

(in millions)	Reimbursement Agreement	Tax Matters Agreement	Total
Balance as of January 1, 2024	$652	$97	$749
Accruals for liabilities deemed probable and reasonably estimable	43	—	43
Payments to Honeywell	(35)	—	(35)
Balance as of March 30, 2024	$660	$97	$757

The liabilities related to the Reimbursement and Tax Matters Agreements are included in the following balance sheet accounts:

(in millions)	March 30, 2024	December 31, 2023
Accrued liabilities	$140	$140
Obligations payable under Indemnification Agreements	617	609
Total indemnification liabilities	$757	$749

For the three months ended March 30, 2024 and April 1, 2023, net expenses related to the Reimbursement Agreement were $43 million and $41 million, respectively.

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

Other Matters

We are subject to lawsuits, investigations and disputes arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability, acquisitions and divestitures, employee matters, intellectual property, and environmental, health, and safety matters. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of adverse judgments or outcomes in these matters, as well as potential ranges of possible losses, based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. No such matters are material to our financial statements. Refer to Note 15. Commitments and Contingencies in our 2023 Annual Report on Form 10-K for further discussion of these matters.

On June 28, 2023, Lisset Tredo, a Company employee, filed a putative class action complaint in the San Diego County Superior Court on behalf of all non-exempt employees in California, in which she alleges violations by the Company of the California Labor Code related to sick leave pay, accurate wage statements, recordkeeping, and pay timing, and on August 28, 2023 she filed a first amended complaint adding a claim under the California Private Attorneys General Act (the “Tredo Lawsuit”). In the Tredo Lawsuit, Tredo seeks alleged unpaid wages, restitution, interest, statutory penalties, civil penalties, attorneys’ fees and costs in an unknown amount. The Company answered the Tredo Lawsuit in which it asserted a general denial of plaintiff’s allegations and asserted various defenses.

We are investigating the allegations and defenses. At the request of plaintiff’s counsel, the parties have agreed to postpone mediation from January 2024 to May 2024, and to stay formal discovery pending the outcome of the mediation. If the case is not resolved at mediation, we intend to defend the matter vigorously; however, there can be no assurance that we will be successful in such defense. At this stage we are unable to estimate the total costs to defend the matter and have estimated the potential liability to be immaterial to us in the event that we are not successful in our defense.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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

(in millions)	March 30, 2024	December 31, 2023
Beginning balance	$34	$48
Accruals for warranties/guarantees issued during the year	4	24
Settlement of warranty/guarantee claims	(8)	(38)
Ending balance	$30	$34

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

For the three months ended March 30, 2024 and April 1, 2023, the net tax expense was $30 million and $24 million, respectively, and consists primarily of interim period tax expense based on year-to-date pretax income multiplied by our forecasted effective tax rate. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, non-deductible expenses, and U.S. taxation of foreign earnings.

Note 18. Earnings Per Share

The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share follows:

	Three Months Ended
(in millions, except per share data)	March 30, 2024	April 1, 2023
Numerator for basic and diluted earnings per share:
Net income	$43	$57

Denominator for basic and diluted earnings per share:
Weighted average basic number of common shares outstanding	146	147
Plus: dilutive effect of common stock equivalents	2	2
Weighted average diluted number of common shares outstanding	148	149

Earnings per share:
Basic	$0.29	$0.39
Diluted	$0.29	$0.38

Diluted earnings per share is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the period.

The following potentially dilutive instruments were excluded from the calculation of diluted net income per share because their effect would have been antidilutive, and in the case of certain PSUs, the contingency has not been satisfied:

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended
(in millions)	March 30, 2024	April 1, 2023
RSUs and other rights	0.7	1.4
PSUs	1.2	0.8

Note 19. Subsequent Events
On April 15, 2024, we announced a definitive agreement to acquire Snap One Holdings Corp. (Nasdaq: SNPO) for $10.75 per share in cash, for a transaction value of approximately $1.4 billion, inclusive of net debt. Snap One is a leading provider of smart-living products, services, and software to professional integrators. The transaction is expected to be completed in the second half of 2024, and is subject to customary closing conditions, including receipt of applicable antitrust and other regulatory approvals.
Resideo intends to use proceeds from committed debt financing, cash on hand, and a $500 million perpetual convertible preferred equity investment from Clayton, Dubilier & Rice LLC ("CD&R") to fund the transaction. Terms of the CD&R investment include a 7% coupon, payable in cash or payment-in-kind at Resideo's option, and a conversion price of $26.92. CD&R brings a long track record of value creation through its investments and significant experience in the specialty distribution market. Effective upon the closing, CD&R will have the right to designate two members to the Board of Directors of Resideo.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following information should be read in conjunction with the Unaudited Consolidated Financial Statements included herein under “Item 1. Financial Statements.” and the Audited Consolidated Financial Statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) included in our 2023 Annual Report on Form 10-K.

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
•inability to timely satisfy the conditions to close and consummate the Snap One transaction and related financing and to recognize the expected benefits from such transaction;
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
•our dependence upon information technology infrastructure and network operations having adequate cyber-security functionality;
•the potential adverse impacts of enhanced tariff, import/export restrictions, or other trade barriers on global economic conditions, financial markets and our business;
•regulations and societal actions to respond to global climate change;
•     failure to comply with the broad range of current and future standards, laws and regulations in the jurisdictions in which we operate;
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
•currency exchange rate fluctuations; and
•other risks detailed under the caption “Risk Factors” in this Quarterly Report, in Part I, Item 1A, in our 2023 Annual Report on Form 10-K, and other filings we make with the SEC.

There have been no material changes to the risk factors described in our 2023 Annual Report on Form 10-K. These risks could cause actual results to differ materially from those implied by forward-looking statements in this Quarterly Report. Even if our results of operations, financial condition and liquidity and the development of the industries in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, those results or developments may not be indicative of results or developments in subsequent periods.

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
Current Period Highlights
•Net revenue of $1.49 billion, down 4.1% from $1.55 billion in the first quarter of 2023
•Income from operations of $128 million, or 8.6% of revenue, compared to $138 million, or 8.9% of revenue in the first quarter of 2023
•Fully diluted earnings per share of $0.29, compared to $0.38 per share in the first quarter of 2023
•Cash Flow From Operations was $2 million in the first quarter of 2024 as compared to a $4 million use of cash in the first quarter of 2023

Outlook
Expectations for key macro trends expected to impact our business for the full year include residential repair and remodel activity flat to down low-single-digits year-over-year, and residential new construction starts expected to grow low to mid-single digits. We expect ADI’s key commercial markets to grow low-single-digits with continued headwinds in the residential security business. We expect these trends to support our 2024 year-over-year revenue outlook of flat to down low single-digits. This outlook does not include any impacts from the proposed acquisition of Snap One.

Results of Operations

The following table represents results of operations on a consolidated basis for the periods indicated:

	Three Months Ended
(in millions, except per share data and percentages)	March 30, 2024	April 1, 2023	$ change	% change
Net revenue	$1,486	$1,549	$(63)	(4.1)%
Cost of goods sold	1,086	1,131	(45)	(4.0)%
Gross profit	400	418	(18)	(4.3)%
Gross profit %	26.9%	27.0%		(7) bps
Operating expenses:
Research and development expenses	25	25	—	—%
Selling, general and administrative expenses	231	244	(13)	(5.3)%
Intangible asset amortization	9	9	—	—%
Restructuring expenses	7	2	5	250.0%
Total operating expenses	272	280	(8)	(2.8)%
Income from operations	128	138	(10)	(7.2)%
Other expenses, net	42	40	2	5.0%
Interest expense, net	13	17	(4)	(23.5)%
Income before taxes	73	81	(8)	(9.9)%
Provision for income taxes	30	24	6	25.0%
Net income	$43	$57	(14)	(24.6)%

Earnings per share:
Basic	$0.29	$0.39	$(0.10)	(24)%
Diluted	$0.29	$0.38	$(0.09)	(24)%

Net Revenue

Net revenue for the three months ended March 30, 2024 was $1,486 million, a decrease of $63 million, or 4.1%, from the same period in 2023, driven primarily by lower sales volume of $38 million and $35 million from the divestiture of the Genesis Cable business during fourth quarter 2023. These decreases were partially offset by higher selling prices of $6 million and favorable foreign currency fluctuations of $4 million. Volume declines were driven by lower demand across multiple product categories primarily in the ADI Global Distribution Segment.

Gross Profit

The chart below presents the drivers of the gross profit variance from the three months ended April 1, 2023 to the three months ended March 30, 2024.

$500
$400
$300
$200
$100
$0
$ in Millions
$418
$12
$(14)
$(11)
$(5)
$400
Q1 2023 Gross Profit
Material Costs
Price & Mix
Sales Volume
Divestiture
Q1 2024 Gross Profit

Gross profit dollars of $400 million decreased $18 million and gross margin of 26.9% was down 10 basis points (“bps”) as compared to the same period in 2023. The change in gross margin was driven by unfavorable margin mix shift of 170 bps which was partially offset by 80 bps of favorable material, freight and other manufacturing costs, 70 bps of favorable pricing, and 10 bps from the divestiture of the Genesis Cable business, foreign currency and other.

Research and Development Expenses

Research and development expenses for the three months ended March 30, 2024 of $25 million were consistent with the same period in 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 30, 2024 were $231 million, a decrease of $13 million, or 5.3%, as compared to the same period in 2023. The decrease was primarily driven by lower employee expenses from executed cost savings actions.

Restructuring Expenses

We took actions to align our cost structure with market conditions. The intent of these actions is to lower costs, increase margins, and position us for long-term growth. The following summarizes our restructuring expenses for the three months ended March 30, 2024 and April 1, 2023, which were primarily related to workforce reductions.

	Three Months Ended
(in millions)	March 30, 2024	April 1, 2023
Products and Solutions	$5	$2
ADI Global Distribution	2	—
Restructuring expenses	$7	$2

Intangible Asset Amortization

Intangible asset amortization was consistent at $9 million for the three months ended March 30, 2024 and the same period in 2023.

Other Expenses, Net

Other expenses, net consists primarily of Reimbursement Agreement expenses in the amount of $43 million for the three months ended March 30, 2024.

Interest Expense, Net

Interest expense, net decreased $4 million for the three months ended March 30, 2024 as compared to the same period in 2023, due to higher interest income as a result of effectively investing excess cash.

Tax Expense

Income tax expense increased by $6 million for the three months ended March 30, 2024 compared to the same period in 2023. The effective income tax rate increased by 11.5 percentage points for the three months ended March 30, 2024 compared to the same period in 2023. The changes are primarily driven by income before taxes, the mix of earnings across the jurisdictions in which we operate, non-deductible expenses, and U.S. taxation of foreign earnings.

Segment Results of Operations

On January 1, 2024, certain corporate functions were decentralized into the operating segments aligning with the business strategy. As a result, $11 million and $7 million of information technology, finance, tax, business development, and research and development functional expenses incurred during the first quarter are now recorded within the Products and Solutions and ADI Global Distribution segments, respectively. For the period ending April 1, 2023, $12 million and $8 million of corporate expenses have been reclassified into the Products and Solutions and ADI Global Distribution segments, respectively, decreasing reported Income from Operations to conform to the current year presentation. Additionally, certain prior period amounts have been reclassified to conform to the current period classification.

Products and Solutions

The chart below presents net revenue and income from operations for the three months ended March 30, 2024 and April 1, 2023.
Products and Solutions net revenue decreased $38 million, or 6%, as compared to the same period in 2023, primarily due to $35 million from the divestiture of the Genesis business during the fourth quarter of 2023 and lower sales volume of $13 million. The decrease was partially offset by price increases of $10 million. Income from operations increased $7 million, or 7%, from the same period in 2023, primarily due to lower selling, general and administrative expenses of $13 million and lower material, freight and other manufacturing costs of $10 million, and favorable pricing impact of $10 million. Partially offsetting the favorable impacts to income from operations was unfavorable mix of $17 million from mix shifts to lower priced products, lower volumes of $6 million and higher restructuring costs of $3 million.

ADI Global Distribution

The chart below presents net revenue and income from operations for the three months ended March 30, 2024 and April 1, 2023.
ADI Global Distribution net revenue decreased by $25 million, or 2.8%, as compared to the same period in 2023, due to a decrease in volume and price of $25 million and $4 million, respectively. The volume declines impacted several categories including residential security, access control and video, partially offset by expansion in fire and data communications. The decrease was partially offset by favorable foreign currency fluctuations of $4 million. Income from operations decreased $15 million, or 23%, due to unfavorable sales mix of $9 million, lower sales volume of $2 million, unfavorable freight costs of $2 million, unfavorable rebate and purchase discounts of $2 million, and restructuring costs of $2 million partially offset by a $2 million decrease in selling, general and administrative expense.

Corporate

Corporate costs for the three months ended March 30, 2024 were $33 million and $31 million for the comparable period. The increase in selling, general, and administrative costs was driven by a favorable prior year tax indemnity adjustment of $2 million.

Capital Resources and Liquidity

As of March 30, 2024, total cash and cash equivalents were $603 million, of which 35% were held by foreign subsidiaries. Our liquidity is primarily dependent on our ability to continue to generate positive cash flows from operations, supplemented by external sources of capital, as needed. Additional liquidity may also be provided through access to the capital markets and our $500 million A&R Revolving Credit Facility. We are assessing the impact of the potential Snap One acquisition on our liquidity.

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

Credit Agreement

As of March 30, 2024, we had $1,406 million of long-term debt outstanding under our A&R Credit Agreement and Senior Notes due 2029, of which $12 million is due in the next 12 months. We have entered into certain interest rate swap agreements to effectively convert a portion of our variable-rate debt to fixed rate debt.

Refer to Note 12. Long-Term Debt and Note 13. Derivative Financial Instruments to the Unaudited Consolidated Financial Statements for a description of our debt obligations and the timing of future principal and interest payments, including impacts from our Swap Agreements.

Share Repurchase Program

On August 3, 2023, we announced that our Board of Directors authorized a share repurchase program for the repurchase of up to $150 million of our common stock over an unlimited time period. During the March 30, 2024, we repurchased 0.1 million shares of common stock in the open market at a total cost of $1 million. As of March 30, 2024, we had $108 million of authorized repurchases remaining under the share repurchase program.

Cash Flow Summary for the Three Months Ended March 30, 2024 and April 1, 2023

Our cash flows from operating, investing and financing activities for the three months ended March 30, 2024 and April 1, 2023, as reflected in the Unaudited Consolidated Financial Statements, are summarized as follows:

	Three Months Ended
(in millions)	March 30, 2024	April 1, 2023	$ change
Cash provided by (used for) operating activities:
Operating activities	$2	$(4)	$6
Investing activities	(22)	(26)	4
Financing activities	(8)	(9)	1
Effect of exchange rate changes on cash	(5)	6	(11)
Net decrease in cash, cash equivalents and restricted cash	$(33)	$(33)	$—

Net cash provided by operating activities for the three months ended March 30, 2024 was $2 million. Compared to the three months ended April 1, 2023, net cash provided by operating activities increased $6 million primarily due to improved working capital management in the Products and Solutions segment.

Net cash used for investing activities for the three months ended March 30, 2024 was $22 million. Compared to the three months ended April 1, 2023, net cash used for investing activities decreased $4 million primarily due to a decrease in acquisitions of $6 million related to the BTX acquisition, which occurred in the prior year.

Net cash used for financing activities for the three months ended March 30, 2024 was $8 million. Compared to the three months ended April 1, 2023, net cash used for financing activities decreased $1 million primarily due to a reduction in other financing activities, net of $2 million offset by an increase in stock repurchases of $1 million.

Contractual Obligations and Probable Liability Payments

In addition to our long-term debt discussed above, our material cash requirements include the following contractual obligations.

Reimbursement Agreement Payments

In connection with the Spin-Off, we entered into the Reimbursement Agreement with Honeywell. As of March 30, 2024, a liability of $660 million was deemed probable and reasonably estimable; however, it is possible we could pay $140 million per year (exclusive of any late payment fees up to 5% per annum) until the earlier of: (1) December 31, 2043; or (2) December 31 of the third consecutive year during which the annual reimbursement obligation (including in respect of deferred payment amounts) has been less than $25 million. During the three months ended March 30, 2024, we paid Honeywell $35 million under the Reimbursement Agreement. For further discussion on the Reimbursement Agreement, refer to Note 16. Commitments and Contingencies to the Unaudited Consolidated Financial Statements.

Environmental Liability Payments

We make environmental liability payments for sites which we own and are directly responsible. As of March 30, 2024, a payment of $22 million was deemed probable and reasonably estimable.

Operating Leases

We have operating lease arrangements for the majority of our manufacturing sites, offices, engineering and lab sites, stocking locations, warehouses, automobiles, and certain equipment. As of March 30, 2024, we had operating lease payment obligations of $197 million, with $38 million payable within 12 months.

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

Interest Rate Risk

As of March 30, 2024, the Swap Agreements, with a notional value of $560 million, effectively convert a portion of our $1,117 million long-term variable rate A&R Term B Facility to fixed rate debt. The Swap Agreements effectively convert a portion of our variable interest rate obligations to a rate based on Term SOFR with a minimum rate of 0.39% per annum to a base fixed weighted average rate of 1.13% over the remaining terms.

As of March 30, 2024, an increase in interest rates by 100 bps would have an approximately $6 million impact on our annual interest expense.

For more information on the Swap Agreements, refer to Note 13. Derivative Financial Instruments and Note 14. Fair Value to the Unaudited Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

We are exposed to market risks from changes in currency exchange rates. While we primarily transact with customers and suppliers in the U.S. dollar, we also transact in foreign currencies, primarily including the British Pound, Indian Rupee, Mexican Peso, Canadian Dollar, Euro, and the Czeck Koruna. These exposures may impact total assets, liabilities, future earnings and/or operating cash flows. Our exposure to market risk for changes in foreign currency exchange rates results from transactions arising out of international trade, foreign currency denominated monetary assets and liabilities, and international financing activities between subsidiaries. We rely primarily on natural offsets to address our exposures and may supplement this approach from time to time by entering into forward and option hedging contracts. As of March 30, 2024, we have no outstanding foreign currency hedging arrangements.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings.

Refer to Note 16. Commitments and Contingencies to Unaudited Consolidated Financial Statements of this Quarterly Report for a discussion on legal proceedings.

Item 1A. Risk Factors.

We face a variety of risks that are inherent in our business and our industry, including operational, legal, and regulatory risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations, and historical trends. There have been no material changes to the risk factors described in our 2023 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes information with respect to the purchase of our common stock during the three months ended March 30, 2024.

	Share Repurchases (1)
Period	Total Number of Shares Purchased (thousands) (2)	Average Price Paid per Share Excluding Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ millions)
January 1, 2024 to January 27, 2024	75	$16.49	75	$108
January 28, 2024 to February 24, 2024	—	—	—	108
February 25, 2024 to March 30, 2024	—	—	—	108
Total	75		75
(1) This table does not include the value of equity awards surrendered to satisfy tax withholding obligations or forfeitures of equity awards.
(2) Refer to Note 7. Stockholders’ Equity to the Unaudited Consolidated Financial Statements for information about the share repurchase program.

Item 5.    Other Information.

During the three months ended March 30, 2024, no director or officer of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits.

The Exhibits listed below on the Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1†
Agreement and Plan of Merger, dated as of April 14, 2024, by and among Resideo Technologies, Inc., Pop Acquisition Inc., and Snap One Holdings Corp. (incorporated by reference to Exhibit 2.1 to Resideo’s Form 8-K filed on April 15, 2024, File No. 001-38635)

10.1	Restricted Stock Unit Agreement with Robert B. Aarnes dated February 15, 2024 (filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	Inline XBRL Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	The schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The registrant agrees to furnish supplementally a copy of all omitted schedules to the Securities and Exchange Commission upon its request.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Resideo Technologies, Inc.

Date: May 2, 2024	By:	/s/ Anthony L. Trunzo
Anthony L. Trunzo Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 2, 2024	By:	/s/ Tina Beskid
Tina Beskid
Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)