Form 10-Q
period 2024-06-29
RESIDEO TECHNOLOGIES, INC.
filed 2024-08-09
CIK 1740332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 26, 2024 was 146,412,366 shares.

Part I. Financial Information
Item 1. Financial Statements.
Resideo Technologies, Inc.
Consolidated Balance Sheets
(Unaudited)

(in millions, except par value)	June 29, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$413	$636
Accounts receivable, net	1,071	973
Inventories, net	1,188	941
Other current assets	212	193
Total current assets	2,884	2,743

Property, plant and equipment, net	424	390
Goodwill	3,079	2,705
Intangible assets, net	1,218	461
Other assets	379	346
Total assets	$7,984	$6,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$980	$905
Current portion of long-term debt	12	12
Accrued liabilities	602	608
Total current liabilities	1,594	1,525

Long-term debt	1,979	1,396
Obligations payable under Indemnification Agreements	625	609
Other liabilities	492	366
Total liabilities	4,690	3,896

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Preferred stock, $0.001 par value: 100 shares authorized, 0.5 shares issued and outstanding at June 29, 2024 and no shares issued and outstanding at December 31, 2023, respectively	482	—
Common stock, $0.001 par value: 700 shares authorized, 152 and 146 shares issued and outstanding at June 29, 2024, respectively, and 151 and 145 shares issued and outstanding at December 31, 2023, respectively	—	—
Additional paid-in capital	2,276	2,226
Retained earnings	881	810
Accumulated other comprehensive loss, net	(242)	(194)
Treasury stock at cost	(103)	(93)
Total stockholders’ equity	3,294	2,749
Total liabilities and stockholders’ equity	$7,984	$6,645
Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
(in millions, except per share data)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net revenue	$1,589	$1,602	$3,075	$3,151
Cost of goods sold	1,142	1,166	2,228	2,295
Gross profit	447	436	847	856
Operating expenses:
Research and development expenses	21	29	46	56
Selling, general and administrative expenses	280	242	511	486
Intangible asset amortization	13	10	22	19
Restructuring, impairment and extinguishment costs, net	11	2	18	4
Total operating expenses	325	283	597	565
Income from operations	122	153	250	291
Other expenses, net	48	42	90	82
Interest expense, net	15	17	28	34
Income before taxes	59	94	132	175
Provision for income taxes	29	44	59	68
Net income	$30	$50	$73	$107

Earnings per common share:
Basic	$0.19	$0.34	$0.49	$0.73
Diluted	$0.19	$0.34	$0.48	$0.72

Weighted average common shares outstanding:
Basic	146	147	146	147
Diluted	149	149	148	149
Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(in millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Comprehensive income:
Net income	$30	$50	$73	$107
Other comprehensive (loss) income, net of tax:
Foreign exchange translation (loss) gain	(12)	10	(43)	26
Pension liability adjustments	—	1	—	4
Changes in fair value of effective cash flow hedges	(4)	5	(5)	(2)
Total other comprehensive (loss) income, net of tax	(16)	16	(48)	28
Comprehensive income	$14	$66	$25	$135
Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(in millions)	June 29, 2024	July 1, 2023
Cash Flows From Operating Activities:
Net income	$73	$107
Adjustments to reconcile net income to net cash in operating activities:
Depreciation and amortization	52	49
Stock-based compensation expense	29	25
Other, net	17	6
Changes in assets and liabilities, net of acquired companies:
Accounts receivable, net	(57)	(35)
Inventories, net	(4)	(15)
Other current assets	9	3
Accounts payable	31	44
Accrued liabilities	(78)	(94)
Other liabilities	22	27
Net cash provided by operating activities	94	117
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(1,334)	(6)
Capital expenditures	(36)	(49)
Other investing activities, net	6	—
Net cash used in investing activities	(1,364)	(55)
Cash Flows From Financing Activities:
Proceeds from issuance of incremental term loans under the A&R Term B Facility, net	582	—
Proceeds from issuance of preferred stock, net of issuance costs	482	—
Repayments of long-term debt	(6)	(6)
Other financing activities, net	(6)	(12)
Net cash provided by (used in) financing activities	1,052	(18)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(5)	10
Net (decrease) increase in cash, cash equivalents and restricted cash	(223)	54
Cash, cash equivalents and restricted cash at beginning of period	637	329
Cash, cash equivalents and restricted cash at end of period	$414	$383

Supplemental Cash Flow Information:
Interest paid, net of swaps	$38	$46
Taxes paid, net of refunds	$88	$67
Capital expenditures in accounts payable	$16	$20
Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
Fiscal Quarters

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except shares in thousands)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings		Shares	Amount	Total Stockholders’ Equity
Balance at March 31, 2024	—	$—	146,013	$—	$2,243	$853	$(226)	5,946	$(101)	$2,769
Net income	—	—	—	—	—	30	—	—	—	30
Other comprehensive loss, net of tax	—	—	—	—	—	—	(16)	—	—	(16)
Preferred stock issuance	500	482	—	—	—	—	—	—	—	482
Common stock issuance, net of shares withheld for taxes	—	—	256	—	1	—	—	87	(2)	(1)
Stock-based compensation awards issued for acquisition of Snap One	—	—	—	—	17	—	—	—	—	17
Stock-based compensation expense	—	—	—	—	15	—	—	—	—	15
Preferred stock dividend	—	—	—	—	—	(2)	—	—	—	(2)
Balance at June 29, 2024	500	$482	146,269	$—	$2,276	$881	$(242)	6,033	$(103)	$3,294

Balance at April 2, 2023	—	$—	147,084	$—	$2,191	$657	$(200)	2,547	$(44)	$2,604
Net income	—	—	—	—	—	50	—	—	—	50
Other comprehensive income, net of tax	—	—	—	—	—	—	16	—	—	16
Common stock issuance, net of shares withheld for taxes	—	—	565	—	—	—	—	355	(6)	(6)
Stock-based compensation expense	—	—	—	—	13	—	—	—	—	13
Balance at July 1, 2023	—	$—	147,649	$—	$2,204	$707	$(184)	2,902	$(50)	$2,677

Fiscal Year to Date Periods

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except shares in thousands)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings		Shares	Amount	Total Stockholders’ Equity
Balance at January 1, 2024	—	$—	145,389	$—	$2,226	$810	$(194)	5,536	$(93)	$2,749
Net income	—	—	—	—	—	73	—	—	—	73
Other comprehensive loss, net of tax	—	—	—	—	—	—	(48)	—	—	(48)
Preferred stock issuance	500	482	—	—	—	—	—	—	—	482
Common stock issuance, net of shares withheld for taxes	—	—	955	—	4	—	—	422	(9)	(5)
Stock-based compensation awards issued for acquisition of Snap One					17					17
Stock-based compensation expense	—	—	—	—	29	—	—	—	—	29
Preferred stock dividend	—	—	—	—	—	(2)	—	—	—	(2)
Common stock repurchases	—	—	(75)	—	—	—	—	75	(1)	(1)
Balance at June 29, 2024	500	$482	146,269	$—	$2,276	$881	$(242)	6,033	$(103)	$3,294

Balance at January 1, 2023	—	$—	146,222	$—	$2,176	$600	$(212)	2,050	$(35)	$2,529
Net income	—	—	—	—	—	107	—	—	—	107
Other comprehensive income, net of tax	—	—	—	—	—	—	28	—	—	28
Common stock issuance, net of shares withheld for taxes	—	—	1,427	—	3	—	—	852	(15)	(12)
Stock-based compensation expense	—	—	—	—	25	—	—	—	—	25
Balance at July 1, 2023	—	$—	147,649	$—	$2,204	$707	$(184)	2,902	$(50)	$2,677
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

Basis of Consolidation and Reporting

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the Unaudited Consolidated Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the Unaudited Consolidated Financial Statements included herein contain all adjustments, which consist of normal recurring adjustments, necessary to fairly present our financial position, results of operations and cash flows for the periods indicated. Operating results for the period from January 1, 2024 through June 29, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.

For additional information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report on Form 10-K”), filed with the United States Securities and Exchange Commission (the “SEC”) on February 14, 2024 as reclassified in our Current Report on Form 8-K filed on June 4, 2024 to reflect the impacts of certain corporate functions being decentralized to align with the business strategy. Refer to Note 4. Segment Financial Data for additional information.

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

Note 2. Summary of Significant Accounting Policies

Our significant accounting policies are detailed in Note 2. Summary of Significant Accounting Policies of the Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to these policies that have had a material impact on the Unaudited Consolidated Financial Statements and the accompanying disclosure notes for the six months ended June 29, 2024.

We consider the applicability and impact of all recent accounting standards updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”) and U.S. Securities and Exchange Commission (“SEC”) rules and disclose only those that may have a material impact.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires entities to disclose, on an annual and interim basis, significant segment expenses that are regularly reviewed by the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. The ASU also requires disclosure of the name and title of the CODM. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We do not expect adoption of the standard to have a material impact.

Note 3. Acquisitions

On June 14, 2024, we acquired 100% of the issued and outstanding equity of Snap One for an aggregate purchase price of $1.4 billion. This acquisition aligns with our strategic objective to expand our distribution network, market presence, and product portfolio within the smart home and audio-visual sectors enhancing our competitive positioning in the industry. The business is included within the ADI Global Distribution segment.

The following table presents the preliminary purchase price allocation at estimated fair values as of the date of acquisition:

(in millions)
Assets acquired:
Cash and cash equivalents	$47
Accounts receivable	49
Inventories	250
Other current assets	32
Property, plant and equipment	63
Goodwill (1)	393
Intangible assets	770
Other assets	69
Total assets acquired	1,673
Liabilities assumed:
Accounts payable	48
Accrued liabilities	73
Other liabilities	147
Total liabilities assumed	268
Net assets acquired	$1,405
(1) Goodwill from this acquisition is partially deductible for tax purposes.

The Company expensed approximately $34 million of costs related to the acquisition of Snap One during the six months ended June 29, 2024. These costs are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and consist primarily of advisory, insurance and legal fees. The Company assumed $21 million of seller success fees, which were paid upon the closing of the acquisition.

Snap One’s contribution in the period post-acquisition to net revenue and operating income was not material. On a pro forma basis assuming the acquisition occurred at the beginning of the reported period, Resideo’s net revenue for the three and six months ended June 29, 2024 would have been $1,804 million and $3,536 million, respectively. The pro forma operating income would not have been materially different than the amounts reported for both periods.

Note 4. Segment Financial Data

The Company’s segment information is evaluated by our Chief Executive Officer, who is also the CODM, and is consistent with how management reviews and assesses the performance of the business as well as makes investing and resource

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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

ADI Global Distribution—The ADI Global Distribution business is a leading wholesale distributor of low-voltage security products including security and life safety, access control and video products and participates significantly in the broader related markets of smart home, power, audio, ProAV, networking, communications, wire and cable, and data communications. The Snap One business is included in the ADI Global Distribution segment and expands our distribution into and reach with smart-living products, services, and software.

Corporate—On January 1, 2024, certain corporate functions were decentralized into the operating segments aligning with the business strategy. Functional expenses related to information technology, finance, tax, business development, and research and development are now recorded within the Products and Solutions and ADI Global Distribution segments. For the three and six months ended July 1, 2023, $13 million and $25 million of corporate expenses have been reclassified into the Products and Solutions segment while $8 million and $16 million of corporate expenses have been reclassified into the ADI Global Distribution segment, respectively, decreasing reported Income from Operations to conform to the current year presentation.

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

The following table represents summary financial data attributable to the segments:

	Three Months Ended		Six Months Ended
(in millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net revenue
Products and Solutions	$630	$677	$1,250	$1,335
ADI Global Distribution	959	925	1,825	1,816
Total net revenue	$1,589	$1,602	$3,075	$3,151

	Three Months Ended		Six Months Ended
(in millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Income from operations
Products and Solutions	$130	$115	$242	$220
ADI Global Distribution	62	71	111	135
Corporate	(70)	(33)	(103)	(64)
Total income from operations	$122	$153	$250	$291

The Company’s CODM does not use segment assets information to allocate resources or to assess performance of the segments and therefore, total segment assets have not been disclosed.

Note 5. Revenue Recognition

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

We have two operating segments, Products and Solutions and ADI Global Distribution. Disaggregated revenue information for Products and Solutions is presented by product grouping, while ADI Global Distribution is presented by region. Effective in the second quarter of 2024, the disaggregated regional revenue within ADI Global Distribution were consolidated into two regions, Americas and International. The Snap One revenues are included within the ADI Global Distribution disaggregated regions.

The following table presents revenue by business line and geographic location, as we believe this presentation best depicts how the nature, amount, timing, and uncertainty of net revenue and cash flows are affected by economic factors:

	Three Months Ended		Six Months Ended
(in millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Products and Solutions
Safety and Security	$227	$248	$440	$476
Air	214	218	405	429
Energy	118	132	252	268
Water	71	79	153	162
Total Products and Solutions	630	677	1,250	1,335

ADI Global Distribution
Americas (1)	840	806	1,586	1,574
International (2)	119	119	239	242
Total ADI Global Distribution	959	925	1,825	1,816

Total net revenue	$1,589	$1,602	$3,075	$3,151
(1)Americas represents North, Central, and South America.
(2)International represents all geographies that are not included in Americas.

Note 6. Restructuring

The following table represents restructuring expense attributable to the segments:

	Three Months Ended		Six Months Ended
(in millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Products and Solutions	$—	$—	$5	$2
ADI Global Distribution	—	2	2	2
Corporate	—	—	—	—
Restructuring expenses	$—	$2	$7	$4

We took actions to align our cost structure with the Company’s strategic objectives and our outlook of market conditions. The intent of these actions is to lower costs, increase margins, and position us for long-term growth. We expect to fully execute on our restructuring programs over the next 12 to 24 months, and we may incur future additional restructuring expenses associated with these or from new plans. We are unable at this time to make a good faith determination of cost estimates, or ranges of cost estimates, associated with future phases of the programs or the total costs we may incur in connection with these programs. Refer to Note 6. Restructuring Expenses in our 2023 Annual Report on Form 10-K for further discussion of our restructuring programs.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the status of our restructuring expenses included within accrued liabilities on the Unaudited Consolidated Balance Sheets.

	Six Months Ended	Twelve Months Ended
(in millions)	June 29, 2024	December 31, 2023
Beginning of period	$30	$27
Charges	7	34
Usage (1)	(18)	(31)
End of period	$19	$30
(1) Usage primarily relates to cash payments associated with employee termination costs.

Note 7. Stockholders’ Equity

Preferred Stock

On June 14, 2024, in connection with our acquisition of Snap One, we issued 500,000 shares of Series A Cumulative Convertible Participating Preferred Stock (“Preferred Stock”) to Clayton, Dubilier & Rice (“CD&R”) for an aggregate purchase price of $500 million, or $0.001 per share pursuant to an investment agreement dated April 15, 2024. In connection with the issuance of the Preferred Stock, we incurred direct and incremental expenses of $18 million. These direct and incremental expenses reduced the Preferred Stock carrying value.

The Preferred Stock is convertible perpetual participating preferred stock of the Company, with an initial conversion price equal to $26.92, and accrues dividends at a rate of 7% per annum, payable in cash or in kind. The Preferred Stock votes on an as-converted basis together with common stockholders. The Preferred Stock had a liquidation preference of $500 million as of June 29, 2024. Preferred stock dividends payable totaling $2 million were included in accrued liabilities as of June 29, 2024.

The Preferred Stock can be converted into our common stock at the holder’s option at any time. We can also force conversion if at any time our common stock trading price exceeds 200% of the then-effective conversion price for at least 20 out of 30 trailing trading days. Following the third anniversary of the closing date, we have the option to redeem the Preferred Stock for an aggregate redemption price equal to two times the sum of the Accumulated Amount (as defined in the Certificate of Designations) plus any interim accrued and unpaid dividends (calculated at 1X instead of 2X) on such share of Preferred Stock in effect at the time of redemption. In the event of a change of control, we will have the option to purchase all of the outstanding shares of Preferred Stock at a price per share equal to the 150% of the sum of the Accumulated Amount plus any interim accrued and unpaid dividends (calculated at 100% instead of 150%) on such share of Preferred Stock in effect at the time of such purchase.

Note 8. Stock-Based Compensation Plans

A summary of awards granted follows:

	Six Months Ended June 29, 2024		Six Months Ended July 1, 2023
	Number of Stock Units Granted (1)	Weighted average grant date fair value per share	Number of Stock Units Granted	Weighted average grant date fair value per share
Performance Stock Units (“PSUs”) (2)	575,249	$27.96	553,071	$29.89
Restricted Stock Units (“RSUs”)	3,897,778	$19.57	1,481,793	$19.01
(1) Includes 2 million RSUs granted as part of the Snap One acquisition for a fair value of $43 million of which $17 million was included in purchase consideration.
(2) Includes PSUs at target payout. Final common shares issued may be different based upon the actual achievement versus the performance measure target.

Stock-based compensation expense, net of tax was $15 million and $29 million for the three and six months ended June 29,

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
2024, respectively. For the three and six months ended July 1, 2023, stock-based compensation expense, net of tax was $12 million and $24 million, respectively.

Note 9. Inventories, net

The following table summarizes the details of our inventories, net.

(in millions)	June 29, 2024	December 31, 2023
Raw materials	$191	$221
Work in process	14	18
Finished products	983	702
Total inventories, net	$1,188	$941

Note 10. Goodwill and Intangible Assets, net

Our goodwill balance and changes in carrying value by segment are as follows:

(in millions)	Products and Solutions	ADI Global Distribution	Total
Balance at January 1, 2024	$2,045	$660	$2,705
Acquisitions (1)	—	393	393
Impact of foreign currency translation	(14)	(5)	(19)
Balance at June 29, 2024	$2,031	$1,048	$3,079
(1) Please refer to Note 3. Acquisitions for additional information.

The following table summarizes the net carrying amount of intangible assets:

(in millions)	June 29, 2024	December 31, 2023
Intangible assets subject to amortization	$1,038	$281
Indefinite-lived intangible assets	180	180
Total intangible assets	$1,218	$461

Intangible assets subject to amortization consisted of the following:

	June 29, 2024			December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and technology	$170	$(30)	$140	$64	$(26)	$38
Customer relationships	905	(146)	759	319	(138)	181
Trademarks	79	(8)	71	9	(8)	1
Software	205	(137)	68	193	(132)	61
Intangible assets subject to amortization	$1,359	$(321)	$1,038	$585	$(304)	$281

Intangible assets amortization expense was $13 million and $22 million for the three and six months ended June 29, 2024, respectively, and $10 million and $19 million for the three and six months ended July 1, 2023.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 11. Leases

Total operating lease costs are as follows:

	Three Months Ended		Six Months Ended
(in millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Operating lease costs:
Cost of goods sold	$3	$5	$8	$10
Selling, general and administrative expenses	15	15	29	29
Total operating lease costs	$18	$20	$37	$39

Total operating lease costs include variable lease costs of $4 million and $7 million for the three and six months ended June 29, 2024, respectively. For the three and six months ended July 1, 2023, total operating lease costs include variable lease costs of $6 million and $12 million, respectively.

The following table summarizes the carrying amounts of our operating lease assets and liabilities:

(in millions)	Financial Statement Line Item	June 29, 2024	December 31, 2023
Operating lease assets	Other assets	$234	$192
Operating lease liabilities - current	Accrued liabilities	$52	$39
Operating lease liabilities - non-current	Other liabilities	$196	$166

Supplemental cash flow information related to operating leases follows:

	Six Months Ended
(in millions)	June 29, 2024	July 1, 2023
Cash paid for operating lease liabilities	$17	$18
Non-cash activities: operating lease assets obtained in exchange for new operating lease liabilities	$6	$15

Note 12. Long-Term Debt

Long-term debt is comprised of the following:

(in millions)	June 29, 2024	December 31, 2023
4.000% Senior Notes due 2029	$300	$300
Variable rate A&R Term B Facility	1,714	1,119
Gross debt	2,014	1,419
Less: current portion of long-term debt	(12)	(12)
Less: unamortized deferred financing costs	(23)	(11)
Total long-term debt	$1,979	$1,396

A&R Senior Credit Facilities

On February 12, 2021, we entered into an Amendment and Restatement Agreement with JP Morgan Chase Bank N.A. as administrative agent (the “A&R Credit Agreement”). The A&R Credit Agreement provides for an initial seven-year senior secured term B loan facility in an aggregate principal amount of $950 million. In March 2022, we amended the agreement adding $200 million in additional term loans with a maturity date of February 1, 2028. Additionally, in June 2024 we further amended the agreement adding $600 million of term loans with a maturity date May 14, 2031 to partially finance our acquisition of Snap One (the “A&R Term B Facility”). Included in the A&R Term B Facility is a five-year senior secured revolving credit facility in an aggregate principal amount of $500 million (the “A&R Revolving Credit Facility”

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
and, together with the A&R Term B Facility, the “A&R Senior Credit Facilities”). In June 2024, we also extended the term of our A&R Revolving Credit Facility for a new five-year term.

In May 2024, the A&R Term B Facility was repriced by (i) reducing the interest rate margin from 2.25% to 2.00%, (ii) eliminating the SOFR credit spread adjustment, and (iii) reducing the SOFR floor from 0.50% to 0%.

During the third quarter of 2024, we issued $600 million in aggregate principal of 6.500% Senior Notes due 2032 (the “Notes”). The issue price of the Notes was equal to 100% of the principal amount. The net proceeds from the Notes were used to repay $596 million principal amount of outstanding indebtedness under the Company’s senior secured Term B loans maturing on February 21, 2028. Refer to Note 19. Subsequent Events.

At June 29, 2024 and December 31, 2023, the weighted average interest rate for the A&R Term B Facility, excluding the effect of the interest rate swaps, was 7.34% and 7.72%, respectively. There were $5 million letters of credit issued under the A&R Revolving Credit Facility with no outstanding borrowings. As of June 29, 2024, we were in compliance with all covenants related to the A&R Senior Credit Facilities.

We entered into certain interest rate swap agreements in March 2021, which were amended in June 2023 to transition from a hedge of LIBOR-based cash flows to a hedge of SOFR-based cash flows. These interest rate swap agreements effectively convert a portion of our variable-rate debt to fixed rate debt. Additionally, we acquired an interest rate cap as part of the Snap One acquisition which caps the interest on a portion of our variable rate debt. Refer to Note 13. Derivative Financial Instruments for further discussion.

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

During 2023, we modified the Swap Agreements blending the asset positions of the original interest rate swap agreements into new interest swap agreements and extending the term of our hedged positions. The new pay-fixed interest rate swap agreements qualify as hybrid instruments in accordance with Accounting Standards Codification 815, Derivatives and Hedging, consisting of financing components and embedded at-market derivatives that were designated as cash flow hedges. We also amended the Swap Agreements to transition from a hedge of LIBOR-based cash flows to a hedge of SOFR-based cash flows.

Refer to Note 12.Derivative Financial Instruments in our 2023 Annual Report on Form 10-K for further discussion.

As part of our acquisition of Snap One, we acquired an interest rate cap with a notional of $346 million and a strike rate of 4.79%, which effectively caps SOFR on the notional amount at that rate (the “Interest Rate Cap”). We are required to pay a premium of $7 million at the maturity date of December 31, 2025. The Interest Rate Cap qualifies as a hybrid instrument consisting of a financing component and an embedded at-market derivative that was designated as a cash flow hedge on our A&R Term B Facility as of the Snap One acquisition date.

The Swap Agreements and Interest Rate Cap (referred to collectively as “interest rate derivatives”) are adjusted to fair value on a quarterly basis. The following tables summarizes the fair value and presentation of derivative instruments in the Unaudited Consolidated Balance Sheets as well as the changes in fair value recorded in accumulated other comprehensive loss:

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Fair Value of Derivative Assets
(in millions)	Financial Statement Line Item	June 29, 2024	December 31, 2023
Derivatives designated as hedging instruments
Interest rate derivatives	Other current assets	$19	$20
Interest rate derivatives	Other assets	8	10
Total derivative assets designated as hedging instruments		$27	$30

	Fair Value of Derivative Liabilities
(in millions)	Financial Statement Line Item	June 29, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Interest rate derivatives	Other liabilities	$6	$—
Total derivative liabilities designated as hedging instruments		$6	$—

Unrealized gain	Accumulated other comprehensive loss	$20	$25

The following table summarizes the effect of derivative instruments designated as cash flow hedges in other comprehensive income and the Unaudited Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
(in millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Gains recorded in accumulated other comprehensive loss, beginning of period	$24	$35	$25	$42
Current period gain (loss) recognized in/reclassified from other comprehensive income	(4)	13	(3)	7
Gains reclassified from accumulated other comprehensive loss to net income	—	(8)	(2)	(9)
Gains recorded in accumulated other comprehensive loss, end of period	$20	$40	$20	$40

Unrealized gains expected to be reclassified from accumulated other comprehensive loss in the next 12 months are estimated to be $19 million as of June 29, 2024.

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

Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. There were no changes in the methodologies used in our valuation practices as of June 29, 2024.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The fair values of long-term debt instruments were determined using quoted market prices in inactive markets or discounted cash flows based upon current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy.

The following table provides a summary of the carrying amount and fair value of outstanding debt:

	June 29, 2024		December 31, 2023
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt
4.000% Senior Notes due 2029	$300	$265	$300	$266
Variable rate A&R Term B Facility	1,714	1,717	1,119	1,122
Total debt	$2,014	$1,982	$1,419	$1,388

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

The following table provides a summary of the carrying amount and fair value of our interest rate derivatives:

	June 29, 2024		December 31, 2023
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Interest rate derivatives	$27	$27	$30	$30
Liabilities:
Interest rate derivatives	6	6	—	—
Total, net	$21	$21	$30	$30

Refer to Note 13. Derivative Financial Instruments to the Unaudited Consolidated Financial Statements for further discussion.

There are no material Level 1 or Level 3 assets or liabilities for the periods presented. The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued liabilities approximate fair value because of the short-term maturity of these amounts.

Note 15. Accrued Liabilities

Accrued liabilities consist of the following:

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

(in millions)	June 29, 2024	December 31, 2023
Obligations payable under Indemnification Agreements	$140	$140
Customer rebate reserve	88	104
Compensation, benefit and other employee-related	74	110
Current operating lease liability	52	39
Deferred revenue	28	4
Product warranties	28	24
Freight payable	26	25
Other (1)	166	162
Total accrued liabilities	$602	$608
(1) Other includes accruals for advertising, legal and professional reserves, taxes, interest, restructuring, royalties and other miscellaneous items.

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

Environment-related expenses for sites owned and operated by us are presented within cost of goods sold for operating sites. For the six months ended June 29, 2024 and July 1, 2023, environmental expenses related to these operating sites were not material. Liabilities for environmental costs were $22 million at June 29, 2024 and December 31, 2023.

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

The following table summarizes information concerning the Reimbursement and Tax Matter Agreements’ liabilities:

(in millions)	Reimbursement Agreement	Tax Matters Agreement	Total
Balance as of January 1, 2024	$652	$97	$749
Accruals for liabilities deemed probable and reasonably estimable	90	—	90
Payments to Honeywell	(70)	(4)	(74)
Balance as of June 29, 2024	$672	$93	$765

The liabilities related to the Reimbursement and Tax Matters Agreements are included in the following balance sheet accounts:

(in millions)	June 29, 2024	December 31, 2023
Accrued liabilities	$140	$140
Obligations payable under Indemnification Agreements	625	609
Total indemnification liabilities	$765	$749

For the three and six months ended June 29, 2024, net expenses related to the Reimbursement Agreement were $47 million and $90 million, respectively. For the three and six months ended July 1, 2023, net expenses related to the Reimbursement Agreement were $44 million and $85 million, respectively.

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

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
On June 28, 2023, Lisset Tredo, a Company employee, filed a putative class action complaint in the San Diego County Superior Court on behalf of all non-exempt employees in California, in which she alleged violations by the Company of the California Labor Code related to sick leave pay, accurate wage statements, recordkeeping, and pay timing, and on August 28, 2023 she filed a first amended complaint adding a claim under the California Private Attorneys General Act (“PAGA”).

The parties executed a Class Action and PAGA Settlement Agreement on or about June 3, 2024 in which they agreed, subject to Court approval, to settle the entire action for a gross amount of $0.3 million. As part of the settlement, the Company denied all liability and the claims against it will be released.

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

	Six Months Ended	Twelve Months Ended
(in millions)	June 29, 2024	December 31, 2023
Beginning balance	$34	$48
Accruals for warranties/guarantees issued/acquired during the period	18	24
Settlement of warranty/guarantee claims	(12)	(38)
Ending balance	$40	$34

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

For the three and six months ended June 29, 2024, the net tax expense was $29 million and $59 million, respectively, and for the three and six months ended July 1, 2023, net tax expense was $44 million and $68 million, respectively, and consists primarily of interim period tax expense based on year-to-date pretax income multiplied by our forecasted effective tax rate. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, non-deductible expenses, and U.S. taxation of foreign earnings.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 18. Earnings Per Common Share

The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per common share follows:

	Three Months Ended		Six Months Ended
(in millions, except per share data)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Numerator for basic and diluted earnings per common share:
Net income	$30	$50	$73	$107
Less: preferred stock dividends	2	—	2	—
Net income available to common stockholders	$28	$50	$71	$107

Denominator for basic and diluted earnings per common share:
Weighted average basic number of common shares outstanding	146	147	146	147
Plus: dilutive effect of common stock equivalents	3	2	2	2
Weighted average diluted number of common shares outstanding	149	149	148	149

Earnings per common share:
Basic	$0.19	$0.34	$0.49	$0.73
Diluted	$0.19	$0.34	$0.48	$0.72

Diluted earnings per common share is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents using the if-converted and treasury stock method with the average market price of our common stock for the period.

The following potentially dilutive instruments, presented as a weighted average of the instruments outstanding, were excluded from the calculation of diluted net income per common share because their effect would have been antidilutive, and in the case of certain PSUs, the contingency has not been satisfied.

	Three Months Ended		Six Months Ended
(in millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
RSUs and other rights	0.7	2.1	0.7	1.7
PSUs	0.9	0.9	1.1	0.8
Preferred stock	0.1	—	—	—

Note 19. Subsequent Events
On July 17, 2024, we issued $600 million in aggregate principal of 6.500% Senior Notes due 2032 (the “Notes”). The issue price of the Notes was equal to 100% of the principal amount. The net proceeds from the Notes were used to repay $596 million principal amount of outstanding indebtedness under the Company’s senior secured Term B loans maturing on February 21, 2028.

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
•compatibility and ease of integration with third-party products and services, outside of our control;
•our ability to identify consumer preferences and industry standards, develop and protect intellectual property related thereto, and successfully market new technologies, products, and services to consumers;
•our reliance on independent integrators to sell and install our solutions;
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
•the impact of potentially volatile global market and economic conditions and industry and end market cyclicality, including factors such as interest rates, inflation, energy costs, availability of financing, consumer spending habits and preferences, housing market changes, and employment rates;
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
•our ability to borrow funds and access capital markets in light of the terms of our debt documents or otherwise;
•provisions in our governing documents discouraging takeovers;
•our ability to recruit and retain qualified personnel;
•currency exchange rate, stock price, and effective tax rate fluctuations;
•the CD&R Stockholder's interest in and influence over us that may diverge from, or event conflict with, interests of the holders of our common stock, and the reduction in the relative voting power of holders of our common stock resulting from the issuance of preferred stock;
•our ability to maintain effective internal controls, deliver timely financial statements, and avoid the financial statements to become impaired and damage public opinion, including the process we are currently undertaking to assess the internal controls over financial reporting of Snap One, which had disclosed a material weakness at the time we acquired the business;
•impairment of other intangible assets and long-lived assets;
•being required to make significant cash contributions to our defined benefit pension plans; and
•other risks detailed under the caption “Risk Factors” in this Quarterly Report, in Part I, Item 1A, in our 2023 Annual Report on Form 10-K, and other filings we make with the SEC.

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

Overview and Business Trends
We are a leading global manufacturer and distributor of technology-driven products and solutions that help homeowners and businesses stay connected and in control of their comfort, security and energy use. We are a leader in the home heating, ventilation and air conditioning controls markets, smoke and carbon monoxide detection home safety and fire suppression products, and security markets. We have a global footprint serving commercial and residential end-markets. We manage our business operations through two operating segments, Products and Solutions and ADI Global Distribution. The Products and Solutions operating segment, consistent with our industry, has a higher gross and operating profit profile in comparison to the ADI Global Distribution operating segment. In the second quarter of 2024, we expanded the business through the acquisition of Snap One, which has been incorporated into the ADI Global Distribution segment. The acquisition expands our distribution into and reach with smart-living products, services, and software.

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
Our ADI Global Distribution business is a leading wholesale distributor of low-voltage security products including access control, fire detection, fire suppression, security, and video products and participates significantly in the broader related markets of audio, communications, data communications, networking, power, ProAV, smart home, and wire and cable. Our ADI Global Distribution strategy is focused on growth in our omni-channel presence, expansion into adjacent markets, and continued enhancements to our value-add services to support our professional installers’ efficiency and profitability.

Our financial performance is influenced by macroeconomic factors such as repair and remodeling activity, residential and non-residential construction, new and existing home sales, employment rates, interest rates and bank lending standards, supply chain dynamics, and the overall macroeconomic environment. The ongoing uncertainty and volatility in the global macroeconomic conditions have affected and could continue to affect our visibility toward future performance. While supply chain and logistics continue to normalize over 2024, customer demand continues to moderate as inventories rebalance over the period and uncertainties remain including the potential for changes in inflation and interest rates, increased labor costs, reduced consumer spending due to softening labor markets, elevated mortgage rates, unfavorable foreign currency impacts from a stronger U.S. dollar, and potential market and other disruption from the ongoing conflict between Russia and Ukraine as well as the Middle East crisis between Hamas and Israel.
Current Period Highlights
•We completed the acquisition of Snap One, expanding our distribution into and reach with smart-living products, services, and software.
•Net revenue of $1.59 billion, down 0.8% from $1.60 billion in the second quarter of 2023
•Income from operations of $122 million, or 7.7% of revenue, compared to $153 million, or 9.6% of revenue in the second quarter of 2023
•Fully diluted earnings per common share of $0.19, compared to $0.34 per common share in the second quarter of 2023
•Cash Flow From Operations of $92 million in the second quarter of 2024, compared to $121 million in the second quarter of 2023

Outlook

Expectations for key macro trends expected to impact our business for the full year include residential repair and remodel activity flat to down low-single-digits year-over-year, and residential new construction starts expected to grow low to mid single digits. We expect ADI’s key commercial markets to be flat to up low-single-digits with continued headwinds in residential focused markets. We expect these trends to support our 2024 year-over-year revenue outlook of flat to down low single-digits.

Results of Operations

The following table represents results of operations on a consolidated basis for the periods indicated:

	Three Months Ended		Six Months Ended
(in millions, except per share data and percentages)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net revenue	$1,589	$1,602	$3,075	$3,151
Cost of goods sold	1,142	1,166	2,228	2,295
Gross profit	447	436	847	856
Gross profit %	28.1%	27.2%	27.5%	27.2%
Operating expenses:
Research and development expenses	21	29	46	56
Selling, general and administrative expenses	280	242	511	486
Intangible asset amortization	13	10	22	19
Restructuring, impairment and extinguishment costs, net	11	2	18	4
Total operating expenses	325	283	597	565
Income from operations	122	153	250	291
Other expenses, net	48	42	90	82
Interest expense, net	15	17	28	34
Income before taxes	59	94	132	175
Provision for income taxes	29	44	59	68
Net income	$30	$50	$73	$107

Earnings per common share:
Basic	$0.19	$0.34	$0.49	$0.73
Diluted	$0.19	$0.34	$0.48	$0.72

Net Revenue

Three months ended

Net revenue for the three months ended June 29, 2024 was $1,589 million, a decrease of $13 million, or 0.8%, from the same period in 2023, due to $33 million of lower sales from the divestiture of the Genesis business during the fourth quarter of 2023, lower sales volume of $16 million, unfavorable price impacts of $10 million at the ADI Global Distribution segment, and unfavorable foreign currency fluctuations of $6 million. The decrease was partially offset by $45 million of revenues from Snap One and price increases of $8 million at the Product and Solutions segment.

Six months ended

Net revenue for the six months ended June 29, 2024 was $3,075 million a decrease of $76 million, or 2.4%, from the same period in 2023, driven by $68 million of lower sales from the divestiture of the Genesis business during the fourth quarter of 2023, lower sales volume of $53 million, unfavorable price impacts of $14 million at the ADI Global Distribution segment and unfavorable foreign currency fluctuations of $3 million. The decrease was partially offset by $45 million of revenues from Snap One and price increases of $17 million at the Product and Solutions segment.

Gross Profit

Three months ended

The chart below presents the drivers of the gross profit variance from the three months ended July 1, 2023 to the three months ended June 29, 2024.

$500
$400
$300
$200
$100
$0
$ in Millions
$436
$22
$13
$(22)
$(4)
$2
$447
Q2 2023
Gross Profit
Manufacturing
Costs
Acquisition/
Divestiture,
Net
Price & Mix
Sales Volume
Other
Q2 2024
Gross Profit

Gross profit of $447 million increased $11 million and gross margin of 28.1% was up 90 basis points (“bps”) as compared to the same period in 2023. The change in gross margin was driven by favorable manufacturing costs of 140 bps, favorable pricing of 40 bps and favorable impacts from acquisitions, net of the Genesis divestiture of 60 bps, which was partially offset by unfavorable margin mix shift of 180 bps.

Six months ended

The chart below presents the drivers of the gross profit variance from the six months ended July 1, 2023 to the six months ended June 29, 2024.

$ in Millions
$1,000
$800
$600
$400
$200
$0
$856
$41
$8
$(36)
$(14)
$(8)
$847
Q2 2023 Gross Profit
Manufacturing Costs
Acquisition/ Divestiture, Net
Price & Mix
Sales Volume
Other
Q2 2024 Gross Profit

Gross profit $847 million decreased $9 million and gross margin of 27.5% was up 38 basis points (“bps”) as compared to the same period in 2023. The change in gross margin was driven by favorable manufacturing costs of 130 bps, favorable pricing of 50 bps and favorable impacts from acquisitions net of Genesis divestiture of 50 bps, which was partially offset by unfavorable margin mix shift of 180 bps.

Research and Development Expenses

Three months ended

Research and development expenses for the three months ended June 29, 2024 of $21 million were down $8 million compared with the same period in 2023. The decrease is primarily due to a $6 million shift in resource allocation to align IT with the Products and Solutions strategy.

Six months ended

Research and development expenses for the six months ended June 29, 2024 of $46 million were down $10 million compared with the same period in 2023. The decrease is primarily due to an $8 million shift in resource allocation to align IT with the Products and Solutions strategy as well as a reduction in third-party spend of $2 million.

Selling, General and Administrative Expenses

Three months ended

Selling, general and administrative expenses for the three months ended June 29, 2024 were $280 million, an increase of $38 million, or 15.7%, as compared to the same period in 2023. The increase was primarily driven by acquisition costs of $34 million and $12 million from incremental Snap One operating expenses. The increase was partially offset by lower employee expenses of $8 million.

Six months ended

Selling, general and administrative expenses for the six months ended June 29, 2024 were $511 million, an increase of $25 million, or 5.1%, as compared to the same period in 2023. The increase was driven by acquisition costs of $34 million and $12 million from incremental Snap One operating expenses. The increase was partially offset by lower employee expenses of $21 million.

Intangible Asset Amortization

Three months ended

Intangible asset amortization increased $3 million for the three months ended June 29, 2024 compared with the same period in 2023. The increase was due to additional amortization expense associated with the new intangibles from the Snap One acquisition.

Six months ended

Intangible asset amortization increased $3 million for the six months ended June 29, 2024 compared with the same period in 2023. The increase was due to additional amortization expense associated with the new intangibles from the Snap One acquisition

Restructuring, Impairment and Extinguishment Expenses

For the three and six months ended June 29, 2024 we recorded $5 million in impairment expense related to an equity security and $6 million in debt extinguishment costs as part of the Snap One acquisition. In addition, we continue to take actions to align our cost structure with market conditions. The intent of these actions is to lower costs, increase margins, and position us for long-term growth. For the three months ended June 29, 2024, we incurred no additional restructuring expenses compared to $2 million for the three months ended July 1, 2023. We incurred $7 million and $4 million of restructuring expenses for the six months ended June 29, 2024 and July 1, 2023, respectively. Restructuring expenses primarily related to employee termination costs.

Other Expenses, Net

Three months ended

Other expenses, net consists primarily of Reimbursement Agreement expenses in the amount of $47 million for the three months ended June 29, 2024 as compared to $44 million of Reimbursement Agreement expenses for the three months ended July 1, 2023.

Six months ended

Other expenses, net consists primarily of Reimbursement Agreement expenses in the amount of $90 million for the six months ended June 29, 2024 as compared to $85 million of Reimbursement Agreement expenses for the six months ended July 1, 2023.

Interest Expense, Net

Three months ended

Interest expense, net decreased $2 million for the three months ended June 29, 2024 as compared to the same period in 2023, due to higher interest income as a result of effectively investing excess cash.

Six months ended

Interest expense, net decreased $6 million for the six months ended June 29, 2024 as compared to the same period in 2023, due to higher interest income as a result of effectively investing excess cash.

Tax Expense

Three months ended

Income tax expense decreased by $15 million for the three months ended June 29, 2024 compared to the same period in 2023. The effective income tax rate increased by 230 bps for the three months ended June 29, 2024 compared to the same period in 2023. The changes are primarily driven by lower income before taxes, the mix of earnings across the jurisdictions in which we operate, relatively fixed non-deductible expenses, and U.S. taxation of foreign earnings.

Six months ended

Income tax expense decreased by $9 million for the six months ended June 29, 2024 compared to the same period in 2023. The effective income tax rate increased by 580 bps for the six months ended June 29, 2024 compared to the same period in 2023. The changes are primarily driven by lower income before taxes, the mix of earnings across the jurisdictions in which we operate, relatively fixed non-deductible expenses, and U.S. taxation of foreign earnings.

Segment Results of Operations

On January 1, 2024, certain corporate functions were decentralized into the operating segments aligning with the business strategy. For the three and six months ended July 1, 2023, $13 million and $25 million of corporate expenses have been reclassified into the Products and Solutions segment while $8 million and $16 million of corporate expenses have been reclassified into the ADI Global Distribution segment, respectively, decreasing reported Income from Operations to conform to the current year presentation.

Products and Solutions

Three months ended

The chart below presents net revenue and income from operations for the three months ended June 29, 2024 and July 1, 2023.
Products and Solutions net revenue decreased $47 million, or 7%, as compared to the same period in 2023, primarily due to $33 million from the divestiture of the Genesis business during the fourth quarter of 2023, lower sales volume of $16 million and unfavorable foreign currency fluctuations of $5 million. The decrease was partially offset by price increases of $8 million.

Income from operations increased $15 million, or 13%, from the same period in 2023, primarily due to lower material, freight and other manufacturing costs of $29 million, favorable pricing impact of $8 million and lower selling, general and administrative expenses of $7 million. Partially offsetting the favorable impacts to income from operations was unfavorable mix of $21 million from mix shifts to lower priced products, lower volumes of $4 million and $5 million from the divestiture of the Genesis business during the fourth quarter of 2023.

Six months ended

The chart below presents net revenue and income from operations for the six months ended June 29, 2024 and July 1, 2023.
Products and Solutions net revenue decreased $85 million, or 6.4%, as compared to the same period in 2023, primarily due to $68 million from the divestiture of the Genesis business during the fourth quarter of 2023, lower sales volume of $28 million and unfavorable foreign currency fluctuations of $6 million. The decrease was partially offset by price increases of $17 million. The volume declines impacted several categories including original equipment manufacturing, security distribution and HVAC, partially offset by expansion in electrical distribution.

Income from operations increased $22 million, or 10%, from the same period in 2023, primarily due to lower material, freight and other manufacturing costs of $40 million, lower selling, general and administrative expenses of $20 million and favorable pricing impact of $17 million. Partially offsetting the favorable impacts to income from operations was unfavorable mix of $37 million from mix shifts to lower priced products, lower volumes of $10 million and $8 million from the divestiture of the Genesis business during the fourth quarter of 2023.

ADI Global Distribution

Three months ended

The chart below presents net revenue and income from operations for the three months ended June 29, 2024 and July 1, 2023.
ADI Global Distribution net revenue increased $34 million, or 3.7%, as compared to the same period in 2023. The increase was driven by acquisition revenues of $45 million partially offset by decrease in price of $10 million and unfavorable foreign currency fluctuations of $1 million.

Income from operations decreased $9 million, or 13%, as compared to the same period in 2023. The decrease was primarily due to unfavorable sales mix of $7 million and unfavorable manufacturing costs of $3 million.

Six months ended

The chart below presents net revenue and income from operations for the six months ended June 29, 2024 and July 1, 2023.
ADI Global Distribution net revenue increased by $9 million, or 0.5%, as compared to the same period in 2023, due to additional $45 million from incremental Snap One revenue and favorable foreign currency fluctuations of $3 million. The increase was partially offset by a decrease in volume and price of $25 million and $14 million, respectively. The volume declines impacted several categories including residential security, access control and video, partially offset by expansion in fire and data communications.

Income from operations decreased $24 million, or 18%, due to an unfavorable sales mix of $16 million, unfavorable manufacturing costs of $6 million and lower sales volume of $2 million.

Corporate

Three months ended

Corporate costs for the three months ended June 29, 2024 were $70 million and $33 million for the comparable period. The increase in Corporate costs was driven by $30 million of Snap One acquisition costs, $6 million of debt extinguishment costs, and $5 million impairment of an equity security. These increases are partially offset by lower employee expenses of $5 million.

Six months ended

Corporate costs for the six months ended June 29, 2024 were $103 million and $64 million for the comparable period. The increase in in Corporate costs was primarily driven by $30 million of Snap One acquisition costs, $6 million of debt extinguishment costs, and $5 million of favorable adjustments related to the tax indemnity accrual, and $5 million impairment of an equity security. These increases are partially offset by lower employee expenses of $8 million.

Capital Resources and Liquidity

As of June 29, 2024, total cash and cash equivalents were $413 million, of which 52% were held by foreign subsidiaries. Our liquidity is primarily dependent on our ability to continue to generate positive cash flows from operations, supplemented by external sources of capital, as needed. Additional liquidity may also be provided through access to the capital markets and our $500 million A&R Revolving Credit Facility.

In June 2024, we completed the acquisition of Snap One. This was partially financed in the amount of $600 million in incremental term loans under our A&R Term B Facility, with a maturity date of May 14, 2031. Additionally, we issued Preferred Stock on June 14, 2024 for $500 million to partially finance the Snap One acquisition. The remainder of the cash purchase price was financed with our existing cash.

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

Credit Agreement

As of June 29, 2024, we had $1,991 million of long-term debt outstanding under our A&R Credit Agreement and Senior Notes due 2029, of which $12 million is due in the next 12 months. We have entered into certain interest rate swap agreements to effectively convert a portion of our variable-rate debt to fixed rate debt. Additionally, as part of our acquisition of Snap One, we acquired an interest rate cap with a notional of $346 million and a strike rate of 4.79%, which effectively caps SOFR on the notional amount at that rate.

In June 2024, we obtained $600 million in incremental term loans under our A&R Term B Facility to partially finance our acquisition of Snap One. We also extended the term of our A&R Revolving Credit Facility for a new five-year term.

Refer to Note 12. Long-Term Debt and Note 13. Derivative Financial Instruments to the Unaudited Consolidated Financial Statements for a description of our debt obligations and the timing of future principal and interest payments, including impacts from our Swap Agreements.

Common Share Repurchase Program

On August 3, 2023, we announced that our Board of Directors authorized a share repurchase program for the repurchase of up to $150 million of our common stock over an unlimited time period. During the June 29, 2024 period, we did not make any common share repurchases. As of June 29, 2024, we had $108 million of authorized repurchases remaining under the Share Repurchase Program.

Cash Flow Summary for the Six Months Ended June 29, 2024 and July 1, 2023

Our cash flows from operating, investing and financing activities for the six months ended June 29, 2024 and July 1, 2023, as reflected in the Unaudited Consolidated Financial Statements, are summarized as follows:

	Six Months Ended
(in millions)	June 29, 2024	July 1, 2023	$ change
Cash provided by (used for):
Operating activities	$94	$117	$(23)
Investing activities	(1,364)	(55)	(1,309)
Financing activities	1,052	(18)	1,070
Effect of exchange rate changes on cash	(5)	10	(15)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(223)	$54	$(277)

Net cash provided by operating activities for the six months ended June 29, 2024 was $94 million. Compared to the six months ended July 1, 2023, net cash provided by operating activities decreased $23 million. This is primarily due to a decrease in net income of $34 million and unfavorable changes in working capital of $7 million. These amounts are offset by an increase in non-cash charges of $18 million.

Net cash used for investing activities for the six months ended June 29, 2024 was $1,364 million. Compared to the six months ended July 1, 2023, net cash used for investing activities decreased $1,309 million, primarily due to an increase in cash used for acquisitions of $1,328 million related to the Snap One acquisition offset by favorable changes in capital expenditures of $13 million.

Net cash provided by financing activities for the six months ended June 29, 2024 was $1,052 million. Compared to the six months ended July 1, 2023, net cash used for financing activities increased $1,070 million, primarily due to an increase of $582 million incremental term loan borrowings under our A&R Term B Facility, and an increase in the issuance of Preferred Stock in the amount of $482 million each related to the Snap One acquisition.

Contractual Obligations and Probable Liability Payments

In addition to our long-term debt discussed above, our material cash requirements include the following contractual obligations.

Reimbursement Agreement Payments

In connection with the Spin-Off, we entered into the Reimbursement Agreement with Honeywell. As of June 29, 2024, a liability of $672 million was deemed probable and reasonably estimable; however, it is possible we could pay $140 million per year (exclusive of any late payment fees up to 5% per annum) until the earlier of: (1) December 31, 2043; or (2) December 31 of the third consecutive year during which the annual reimbursement obligation (including in respect of deferred payment amounts) has been less than $25 million. During the six months ended June 29, 2024, we paid Honeywell $70 million under the Reimbursement Agreement. For further discussion on the Reimbursement Agreement, refer to Note 16. Commitments and Contingencies to the Unaudited Consolidated Financial Statements.

Environmental Liability Payments

We make environmental liability payments for sites which we own and are directly responsible. As of June 29, 2024, a liability of $22 million was deemed probable and reasonably estimable.

Operating Leases

We have operating lease arrangements for the majority of our manufacturing sites, offices, engineering and lab sites, stocking locations, warehouses, automobiles, and certain equipment. As of June 29, 2024, we had operating lease payment obligations of $248 million, with $52 million payable within 12 months.

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

Interest Rate Risk

As of June 29, 2024, the Swap Agreements, with a notional value of $560 million, effectively convert a portion of our $1,714 million long-term variable rate A&R Term B Facility to fixed rate debt. The Swap Agreements effectively convert a portion of our variable interest rate obligations to a rate based on Term SOFR with a minimum rate of 0.39% per annum to a base fixed weighted average rate of 1.13% over the remaining terms.

As part of our acquisition of Snap One in the second quarter of 2024, we acquired an interest rate cap with a notional of $346 million and a strike rate of 4.79%.

As of June 29, 2024, an increase in interest rates by 100 bps would have an approximately $8 million impact on our annual interest expense.

For more information on the Swap Agreements and acquired interest rate cap, refer to Note 13. Derivative Financial Instruments and Note 14. Fair Value to the Unaudited Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

We are exposed to market risks from changes in currency exchange rates. While we primarily transact with customers and suppliers in the U.S. dollar, we also transact in foreign currencies, primarily including the British Pound, Indian Rupee, Mexican Peso, Euro, Canadian Dollar, and the Czech Koruna. These exposures may impact total assets, liabilities, future earnings and/or operating cash flows. Our exposure to market risk for changes in foreign currency exchange rates results from transactions arising out of international trade, foreign currency denominated monetary assets and liabilities, and international financing activities between subsidiaries. We rely primarily on natural offsets to address our exposures and may supplement this approach from time to time by entering into forward and option hedging contracts. As of June 29, 2024, we have no outstanding foreign currency hedging arrangements.

Commodity Price Risk

While we are exposed to commodity price risk, we attempt to pass through significant changes in component and raw material costs to our customers based on the contractual terms of our arrangements. In limited situations, we may not be fully compensated for such changes in costs.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to give reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud have been or will be detected.

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, excluding an assessment of the internal control over financial reporting of Snap One as discussed below, are effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Control Over Financial Reporting

On June 14, 2024, we acquired Snap One, which previously reported in Part II, Item 9A “Controls and Procedures” of its Annual Reports on Form 10-K for its fiscal years ended December 29, 2023, December 30, 2022 and December 31, 2021 a

material weakness related to ineffective information technology general controls (“ITGCs”) or information systems and applications relevant to the preparation of its consolidated financial statements. We are in the process of evaluating the impact of Snap One’s internal controls on our system of internal controls and disclosure controls and procedures. Except as described above, there have been no changes in our internal control over financial reporting that occurred during the three months ended June 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings.

Refer to Note 16. Commitments and Contingencies to Unaudited Consolidated Financial Statements of this Quarterly Report for a discussion on legal proceedings.

Item 1A. Risk Factors.

We face a variety of risks that are inherent in our business and our industry, including operational, legal and regulatory risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. There have been no material changes to the risk factors described in our 2023 Annual Report on Form 10-K, except as reflected in the first three revised risk factors below and the three additional risk factors that follow.

Revised Risk Factors:

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

For example, we recently acquired the Snap One business and we are in the early stages of integrating this business into our ADI Global Distribution segment. The acquisition is highly complementary to our prior ADI Global Distribution business and, therefore, is subject to many of the same risks that impact our ADI Global Distribution business, in addition to a few specific risks specific to Snap One. The Snap One business relies on independent integrators who are certified and trained in the Control4 proprietary smart living solutions to sell and install its solutions for end users and, therefore, is more reliant on these integrators to market, sell, install and support Snap One solutions. In addition, because many of the Snap One solutions are designed to interoperate with a wide range of third-party products that we do not own or control, it is important that we support the continued integration of these solutions with third-party products and applications. The Snap One business also relies heavily on suppliers and manufacturing facilities located in China, Taiwan, and Southeast Asia, increasing our exposure to potential political and trade instability and tension. The success of the acquisition will depend on our ability to integrate the business and also manage these additional risks.

We may not be successful in effectively identifying all risks of an acquired business, integrating the acquired business or technology into our existing business or realizing the benefits expected at acquisition. Our due diligence may fail to identify all of the liabilities or challenges of an acquired business, product, software, service or technology, including issues related to intellectual property, product quality or product or software architecture, regulatory compliance practices, revenue recognition or other accounting practices or employee, customer or supplier issues. We may not be able to achieve the expected operational synergies or savings nor, or any growth targets identified in acquisition diligence. The successful integration of future acquisitions may also require substantial attention from our senior management and the management of the acquired business, which could decrease the time that they have to manage our existing portfolio, attract customers and develop new products and services or attend to other acquisition opportunities.

We rely on a dependable IT infrastructure and network operations that have adequate cybersecurity functionality.

The efficient operation of our business requires substantial investment in technology infrastructure systems, including enterprise resource planning systems, information systems, supply chain management systems, digital commerce systems and connected solutions platforms and network operations and systems. The failure to acquire, implement, maintain and upgrade as required these systems may impact our ability to respond effectively to changing customer expectations, manage our business, scale our solutions effectively or impact our customer service levels, which may put us at a competitive disadvantage and negatively impact our business, results of operations, financial condition and cash flows. In connection with our recent acquisition of the Snap One business, we are in the process of consolidating and integrating our ADI and Snap One enterprise applications. We may not be able to successfully implement or consolidate all systems without delays related to resource constraints or challenges with the critical implementation process. Repeated or prolonged interruptions of service, due to cyber threats or problems with our systems or third-party technologies, whether or not in our control, could have a significant negative impact on our reputation and our ability to sell products and services. Furthermore, we may incur higher than anticipated costs in connection with our system implementation, which could adversely impact our results of operations and financial condition. Our business, results of operations, financial condition and cash flows may be adversely affected if our information systems fail, become unavailable for prolonged periods of time, are corrupted or do not allow us to transmit accurate information. Failure to properly or adequately address these issues, including the failure to fund backups, upgrades and improvements to our systems, could impact our ability to perform necessary business operations, which could adversely affect our reputation, competitive position, business, results of operations, financial condition and cash flows. Our ability to keep our business operating is highly dependent on the proper and efficient operation of our data centers, networks, and data backup systems. In addition, a significant portion of our employees are engaged in remote or hybrid work from their homes, which further exposes our information technology (“IT”) systems to potential cyber interference and disruption of work activities based on availability and performance of internet access in the regions in which our employees reside.

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

In addition, our Amended and Restated Certificate of Incorporation (“our Certificate”) authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock, which may have preferences over our common stock with respect to dividends and distributions, as our Board may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. See “—The preferred stock issued in connection with the Snap One transaction has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stock and has reduced the relative voting power of the holders of our common stock.” Similarly, the repurchase or redemption rights or liquidation preferences that we could assign to holders of preferred stock could affect the residual value of our common stock.

New Risk Factors:

The preferred stock issued in connection with the Snap One transaction has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stock and has reduced the relative voting power of the holders of our common stock.

In June 2024, we issued 500,000 shares of Series A Cumulative Convertible Participating Preferred Stock, par value $0.01 per share (the “Preferred Stock”), to CD&R Channel Holdings, L.P. (the “CD&R Stockholder”), an entity affiliated with the investment firm Clayton, Dubilier & Rice LLC, pursuant to an Investment Agreement dated April 14, 2024 (the “Investment Agreement”). The proceeds of the issuance were used to partially finance the Snap One transaction. The Preferred Stock is convertible perpetual participating preferred stock of Resideo, with an initial conversion price of $26.92 per share, and accrues dividends at a rate of 7.0% per annum (payable in cash or in-kind, at the option of Resideo), with the potential for the dividend rate to increase to 10% under specified circumstances. Moreover, if we declare or pay a cash dividend on our common stock, we will be required to declare and pay a dividend on the outstanding Preferred Stock on a pro rata basis with the common shares determined on an as-converted basis at the time the dividend is declared.

The Preferred Stock may initially be converted at any time at the option of the holder into 18,573,551 shares of our common stock. In addition, under the terms of the Preferred Stock, we may, at our option, force the conversion of all (but not less than all) of the outstanding shares of Preferred Stock to common stock if at any time the market price of our common stock exceeds 200% of the then-effective conversion price per share for at least 20 days out of any trailing 30-trading day period. Any conversion of the Preferred Stock may significantly dilute the holders of our common stock. Unless we obtain shareholder approval, the maximum number of shares of common stock into which the Preferred Stock may be converted will be limited such that, upon any conversion of Preferred Stock, the number of shares of our common stock being issued upon conversion will not cause the holder thereof, when taken together with all other shares of our common stock beneficially owned by such holder at the time of conversion, to beneficially own shares of our common stock exceeding 19.9% of the total voting power of our common stock (on an as-converted basis), subject to the maximum number of shares of our common stock that may then be issued in such conversion being in accordance with the listing requirements of the NYSE absent the receipt of stockholder approval.

The conversion price of the Preferred Stock is subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, recapitalization or similar event. In addition, holders of Preferred Stock have the right to receive a liquidation preference entitling them to be paid out of our assets available for distribution to shareholders, before any payment may be made to the holders of shares of common stock, an amount equal to the greater of (a) 100% of the liquidation preference thereof plus all accrued and unpaid dividends or (b) the amount that such holder would have been entitled to receive upon our liquidation, dissolution and winding up if all outstanding shares of Preferred Stock had been converted into common stock immediately prior to such liquidation, dissolution or winding up, without regard to any of the limitations on conversion or convertibility. Furthermore, upon the consummation of a “change of control” transaction, Resideo has the right to redeem the shares of Preferred Stock at a redemption price equal to 150% of the original purchase price of the Preferred Stock plus all accrued and unpaid dividends thereon.

The CD&R Stockholder holds a significant equity interest in our business and may exercise influence over us, including through their ability to designate up to two directors to our board of directors, and its interests as a preferred equity holder may diverge from, or even conflict with, the interests of our other holders of our common stock.

As of June 29, 2024, the CD&R Stockholder beneficially owns shares of our common stock and Preferred Stock, which, taken together on an as-converted basis, represent approximately 11% of our total voting power. As a result, the CD&R Stockholder may have the indirect ability to influence our policies and operations. In addition, under the Investment Agreement, the CD&R Stockholder is entitled to appoint up to two directors to our board of directors, subject to specified minimum ownership requirements. Both Nathan K. Sleeper and John Stroup, partners at CD&R, currently serve as directors. With such representation on our board of directors, the CD&R Stockholder has influence over the appointment of management and any action requiring the vote of our board of directors, including significant corporate action such as mergers and sales of substantially all of our assets. Additionally, for so long as the CD&R Stockholder owns Preferred Stock, certain matters will require the approval of the CD&R Stockholder, including: (1) amendments to our certificate of incorporation, the certificate of designations for the Preferred Stock or our bylaws that would alter or change the terms or the powers, preferences, rights or privileges of the Preferred Stock as to affect them adversely; (2) authorizing, creating, increasing the authorized amount of, or issuing any class or series of equity securities that rank senior to or on party with the Preferred Stock; (3) increasing or decreasing the authorized number of shares of Preferred Stock; (4) amending certain debt financing documents to include limitations on our ability to accrue dividends on the Preferred Stock that are more restrictive in any material respect than those set forth in our existing debt financing documents; or (5) adopting any plan of liquidation or filing any voluntary petition for bankruptcy, receivership or any similar proceeding. The CD&R Stockholder and its affiliates are in the business of making or advising on investments in companies, including businesses that may directly or indirectly compete with certain portions of our business. In addition, the CD&R Stockholder may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their overall equity investment and have a negative impact to holders of our common stock as a whole.

At the time we acquired the Snap One business, Snap One had disclosed a material weakness in its internal controls over financial reporting in its most recent annual report and we are in the process of evaluating the impact of this material weakness on our internal control over financial reporting.

On June 14, 2024, we completed the acquisition of Snap One, which had disclosed a material weakness in its internal controls over financing reporting in its most recent Form 10-K filed in March 2024. The material weakness related to the inability to design or maintain an effective control environment over certain information technology general controls and information systems and applications relevant to the preparation of consolidated financial statements. As of the date of this Quarterly Report, we have not fully integrated Snap One’s internal controls into our system of internal control. Given the timing of the acquisition and the filing of this report, we have not concluded our assessment or tested the effectiveness of any changes to their internal controls. We are currently in the process of evaluating the impact of Snap One’s internal controls on our system of internal controls and disclosure controls and procedures. We plan to take appropriate and timely steps to evaluate and, if necessary, enhance the controls of the combined entity and that our disclosure controls and procedures continue to be effective. We do not know at this time whether the material weakness identified by Snap One constitutes a material weakness for the consolidated Company. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our annual or interim financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the three months ended June 29, 2024, we did not make any common share repurchases. As of June 29, 2024, we had approximately $108 million of authorized repurchases remaining under the Share Repurchase Program.

Item 5.    Other Information.

During the three months ended June 29, 2024, no director or officer of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits.

The Exhibits listed below on the Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1
Agreement and Plan of Merger, dated as of April 14, 2024, by and among Resideo Technologies, Inc., Pop Acquisition Inc., and Snap One Holdings Corp. (incorporated by reference to Exhibit 2.1 to Resideo’s Form 8-K filed on April 15, 2024, File No. 001-38635)

3.1
Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Participating Preferred Stock of Resideo Technologies, Inc. (incorporated by reference to Exhibit 4.2 to the Form S-8 filed with the Securities and Exchange Commission on June 14, 2024, File No. 333-280220)

4.1
Indenture, dated as of July 17, 2024, among Resideo Funding Inc., as issuer, Resideo Technologies, Inc., the other guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on July 17, 2024, File No. 001-38635)

4.2	Fifth Supplemental Indenture dated July 17, 2024 (filed herewith)

10.1
Third Amendment to Amended and Restated Credit Agreement, dated as of May 24, 2024, among Resideo Technologies, Inc., a Delaware corporation, Resideo Holding Inc., a Delaware Corporation, Resideo Intermediate Holding Inc., a Delaware corporation, Resideo Funding Inc., a Delaware corporation, the financial institutions party thereto as Lenders and Issuing Banks and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K filed on May 28, 2024, File No. 001-38635)

10.2
Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates (incorporated by reference to Exhibit 10.1 to the Form S-8 filed with the Securities and Exchange Commission on June 14, 2024, File No. 333-280220)

10.3
Investment Agreement, dated as of April 14, 2024, by and among Resideo Technologies, Inc., CD&R Channel Holdings, L.P. and Clayton, Dubilier & Rice Fund XII, L.P. (solely for purposes of Section 4.10 thereof) (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K filed on April 15, 2024, File No. 001-38635)

10.4
Amendment No. 1 to Investment Agreement, dated as of June 14, 2024, by and among Resideo Technologies, Inc., CD&R Channel Holdings, L.P. and Clayton, Dubilier & Rice Fund XII, L.P. (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K filed on June 18, 2024, File No. 001-38635)

10.5
Registration Rights Agreement, dated as of June 14, 2024, by and between Resideo Technologies, Inc. and CD&R Channel Holdings, L.P. (incorporated by reference to Exhibit 10.2 to Resideo’s Form 8-K filed on June 18, 2024, File No. 001-38635)

10.6
Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 14, 2024, among Resideo Technologies, Inc., a Delaware corporation, Resideo Holding Inc., a Delaware Corporation, Resideo Intermediate Holding Inc., a Delaware corporation, Resideo Funding Inc., a Delaware corporation, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to Resideo’s Form 8-K filed on June 18, 2024, File No. 001-38635)

10.7
Amended and Restated Fifth Amendment to Indemnification and Reimbursement Agreement, dated as of June 14, 2024, by and among Honeywell International Inc. and Resideo Intermediate Holding Inc. (incorporated by reference to Exhibit 10.4 to Resideo’s Form 8-K filed on June 18, 2024, File No. 001-38635)

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

Resideo Technologies, Inc.

Date: August 8, 2024	By:	/s/ Anthony L. Trunzo
Anthony L. Trunzo Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2024	By:	/s/ Tina Beskid
Tina Beskid
Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)