Form 10-Q
period 2024-09-28
RESIDEO TECHNOLOGIES, INC.
filed 2024-11-07
CIK 1740332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of October 30, 2024 was 146,971,549 shares.

Part I. Financial Information
Item 1. Financial Statements.
Resideo Technologies, Inc.
Consolidated Balance Sheets
(Unaudited)

(in millions, except par value)	September 28, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$531	$636
Accounts receivable, net	1,103	973
Inventories, net	1,197	941
Other current assets	206	193
Total current assets	3,037	2,743

Property, plant and equipment, net	423	390
Goodwill	3,119	2,705
Intangible assets, net	1,197	461
Other assets	359	346
Total assets	$8,135	$6,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,021	$905
Current portion of long-term debt	6	12
Accrued liabilities	645	608
Total current liabilities	1,672	1,525

Long-term debt	1,983	1,396
Obligations payable under Indemnification Agreements	635	609
Other liabilities	491	366
Total liabilities	4,781	3,896

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Preferred stock, $0.001 par value: 100 shares authorized, 0.5 shares issued and outstanding at September 28, 2024 and no shares issued and outstanding at December 31, 2023, respectively	482	—
Common stock, $0.001 par value: 700 shares authorized, 153 and 147 shares issued and outstanding at September 28, 2024, respectively, and 151 and 145 shares issued and outstanding at December 31, 2023, respectively	—	—
Additional paid-in capital	2,294	2,226
Retained earnings	893	810
Accumulated other comprehensive loss, net	(207)	(194)
Treasury stock at cost	(108)	(93)
Total stockholders’ equity	3,354	2,749
Total liabilities and stockholders’ equity	$8,135	$6,645
Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net revenue	$1,828	$1,554	$4,903	$4,705
Cost of goods sold	1,304	1,137	3,532	3,432
Gross profit	524	417	1,371	1,273
Operating expenses:
Research and development expenses	23	28	69	84
Selling, general and administrative expenses	317	233	828	719
Intangible asset amortization	29	9	51	28
Restructuring, impairment and extinguishment costs, net	29	38	47	42
Total operating expenses	398	308	995	873
Income from operations	126	109	376	400
Other expenses, net	55	56	145	138
Interest expense, net	27	16	55	50
Income before taxes	44	37	176	212
Provision for income taxes	24	16	83	84
Net income	$20	$21	$93	$128
Less: preferred stock dividends	8	—	10	—
Less: undistributed income allocated to preferred stockholders	1	—	4	—
Net income available to common stockholders	$11	$21	$79	$128

Earnings per common share:
Basic	$0.07	$0.14	$0.54	$0.87
Diluted	$0.07	$0.14	$0.53	$0.86

Weighted average common shares outstanding:
Basic	147	147	146	147
Diluted	149	148	149	149
Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Comprehensive income (loss):
Net income	$20	$21	$93	$128
Other comprehensive gain (loss), net of tax:
Foreign exchange translation gain (loss)	47	(37)	4	(11)
Pension liability adjustments	—	2	—	6
Changes in fair value of effective cash flow hedges	(12)	(2)	(17)	(4)
Total other comprehensive gain (loss), net of tax	35	(37)	(13)	(9)
Comprehensive income (loss)	$55	$(16)	$80	$119
Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(in millions)	September 28, 2024	September 30, 2023
Cash Flows From Operating Activities:
Net income	$93	$128
Adjustments to reconcile net income to net cash in operating activities:
Depreciation and amortization	98	71
Restructuring, impairment and extinguishment costs, net	47	42
Stock-based compensation expense	44	36
Other, net	5	2
Changes in assets and liabilities, net of acquired companies:
Accounts receivable, net	(79)	(9)
Inventories, net	(13)	(4)
Other current assets	15	(5)
Accounts payable	62	(14)
Accrued liabilities	(65)	(114)
Other, net	34	44
Net cash provided by operating activities	241	177
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(1,334)	(16)
Capital expenditures	(58)	(74)
Other investing activities, net	6	—
Net cash used in investing activities	(1,386)	(90)
Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt, net	1,176	—
Proceeds from issuance of preferred stock, net of issuance costs	482	—
Repayments of long-term debt	(602)	(9)
Common stock repurchases	(1)	(28)
Other financing activities, net	(12)	(10)
Net cash provided by (used in) financing activities	1,043	(47)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(3)	1
Net (decrease) increase in cash, cash equivalents and restricted cash	(105)	41
Cash, cash equivalents and restricted cash at beginning of period	637	329
Cash, cash equivalents and restricted cash at end of period	$532	$370

Supplemental Cash Flow Information:
Interest paid, net of swaps	$57	$81
Taxes paid, net of refunds	$116	$104
Capital expenditures in accounts payable	$16	$19
Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
Fiscal Quarters

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except shares in thousands)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings		Shares	Amount	Total Stockholders’ Equity
Balance at June 30, 2024	500	$482	146,269	$—	$2,276	$881	$(242)	6,033	$(103)	$3,294
Net income	—	—	—	—	—	20	—	—	—	20
Other comprehensive gain, net of tax	—	—	—	—	—	—	35	—	—	35
Common stock issuance, net of shares withheld for taxes	—	—	650	—	1	—	—	282	(5)	(4)
Stock-based compensation	—	—	—	—	17	—	—	—	—	17
Preferred stock dividend	—	—	—	—	—	(8)	—	—	—	(8)
Balance at September 28, 2024	500	$482	146,919	$—	$2,294	$893	$(207)	6,315	$(108)	$3,354

Balance at July 2, 2023	—	$—	147,649	$—	2,204	$707	$(184)	2,902	$(50)	$2,677
Net income	—	—	—	—	—	21	—	—	—	$21
Other comprehensive loss, net of tax	—	—	—	—	—	—	(37)	—	—	$(37)
Common stock issuance, net of shares withheld for taxes	—	—	284	—	4	—	—	71	(1)	$3
Stock-based compensation	—	—	—	—	11	—	—	—	—	$11
Common stock repurchases	—	—	(1,840)	—	—	—	—	1,840	(30)	$(30)
Balance at September 30, 2023	—	$—	146,093	$—	2,219	$728	$(221)	4,813	$(81)	$2,645

Fiscal Year to Date Periods

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except shares in thousands)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings		Shares	Amount	Total Stockholders’ Equity
Balance at January 1, 2024	—	$—	145,389	$—	$2,226	$810	$(194)	5,536	$(93)	$2,749
Net income	—	—	—	—	—	93	—	—	—	93
Other comprehensive loss, net of tax			—	—	—	—	(13)	—	—	(13)
Preferred stock issuance	500	482	—	—	—	—	—	—	—	482
Common stock issuance, net of shares withheld for taxes			1,605	—	5	—	—	704	(14)	(9)
Stock-based compensation awards issued for acquisition of Snap One	—	—	—	—	17	—	—	—	—	17
Stock-based compensation			—	—	46	—	—	—	—	46
Preferred stock dividend				—	—	(10)	—	—	—	(10)
Common stock repurchases			(75)	—	—	—	—	75	(1)	(1)
Balance at September 28, 2024	500	$482	146,919	$—	$2,294	$893	$(207)	6,315	$(108)	$3,354

Balance at January 1, 2023	—	$—	146,222	$—	$2,176	$600	$(212)	2,050	$(35)	$2,529
Net income	—	—	—	—	—	128	—	—	—	128
Other comprehensive loss, net of tax	—	—	—	—	—	—	(9)	—	—	(9)
Common stock issuance, net of shares withheld for taxes	—	—	1,711	—	7	—	—	923	(16)	(9)
Stock-based compensation	—	—	—	—	36	—	—	—	—	36
Common stock repurchases	—	—	(1,840)	—	—	—	—	1,840	(30)	(30)
Balance at September 30, 2023	—	$—	146,093	$—	$2,219	$728	$(221)	4,813	$(81)	$2,645
Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Nature of Operations and Basis of Presentation

Nature of Operations

Resideo Technologies, Inc. (“Resideo”, the “Company”, “we”, “us”, or “our”) is a leading manufacturer and developer of technology-driven sensing and controls products that provide critical comfort, energy, smoke and carbon monoxide detection home safety products and security solutions to homes globally. We are also a leading wholesale distributor of low-voltage security products including access control, fire detection, fire suppression, security, and video products, and participate significantly in the broader related markets of, communications, data communications, networking, power, residential and professional audio-visual solutions, smart home, and wire and cable. Our global footprint serves both commercial and residential end markets.

Basis of Consolidation and Reporting

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the Unaudited Consolidated Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the Unaudited Consolidated Financial Statements included herein contain all adjustments, which consist of normal recurring adjustments, necessary to fairly present our financial position, results of operations and cash flows for the periods indicated. Operating results for the period from January 1, 2024 through September 28, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.

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

Note 2. Summary of Significant Accounting Policies

Our significant accounting policies are detailed in Note 2. Summary of Significant Accounting Policies of the Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to these policies that have had a material impact on the Unaudited Consolidated Financial Statements and the accompanying disclosure notes for the nine months ended September 28, 2024.

We consider the applicability and impact of all recent accounting standards updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”) and U.S. Securities and Exchange Commission (“SEC”) rules and disclose only those that may have a material impact.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income - Expense Disaggregation Disclosure (Topic 220): Disaggregation of Income Statement Expenses. This ASU requires entities to disaggregate operating expenses into specific categories, such as purchases of inventory, employee compensation, depreciation, and amortization, to provide enhanced transparency into the nature and function of expenses. The guidance is effective for annual reporting years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. We are currently assessing the impact of adoption on our Consolidated Financial Statements and related disclosures.

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

Note 3. Acquisitions

On June 14, 2024, we acquired 100% of the issued and outstanding equity of Snap One Holdings Corp. (“Snap One”) for an aggregate purchase price of $1.4 billion. This acquisition aligns with our strategic objective to expand our distribution network, market presence, and product portfolio within the smart home and audio-visual sectors, enhancing our competitive positioning in the industry. The business is included within the ADI Global Distribution segment.

The following table presents the preliminary purchase price allocation at estimated fair values as of the date of acquisition:

(in millions)
Assets acquired:
Cash and cash equivalents	$47
Accounts receivable	49
Inventories	240
Other current assets	27
Property, plant and equipment	63
Goodwill (1)	405
Intangible assets	770
Other assets	69
Total assets acquired	1,670
Liabilities assumed:
Accounts payable	48
Accrued liabilities	70
Other liabilities	147
Total liabilities assumed	265
Net assets acquired	$1,405
(1) Goodwill from this acquisition is partially deductible for tax purposes.

The purchase price allocations are preliminary and are subject to future adjustments during the maximum one-year measurement period as we finalize our estimates.

The Company expensed approximately $35 million of costs related to the acquisition of Snap One during the nine months ended September 28, 2024. These costs are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and consist primarily of advisory, insurance and legal fees. The Company assumed $21 million of seller success fees, which were paid upon the closing of the acquisition.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Snap One’s contribution in the period post-acquisition to net revenue of $297 million and operating income was not material. On a pro forma basis assuming the acquisition occurred at the beginning of the respective reported periods, Resideo’s net revenue for the three and nine months ended September 28, 2024 would have been $1,828 million and $5,364 million, respectively. The pro forma operating income is not materially different than the amounts reported for both periods.

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

Products and Solutions—The Products and Solutions business is a leading global manufacturer and developer of technology-driven sensing and controls products and components that provide critical comfort, energy management, and safety and security services and solutions to over 150 million homes globally. Our offerings include temperature and humidity control, thermal water and air solutions, as well as security panels, sensors, peripherals, communications devices, video cameras, other home-related lifestyle convenience solutions, cloud infrastructure, installation and maintenance tools, and related software.

ADI Global Distribution—The ADI Global Distribution business is a leading wholesale distributor of low-voltage security products including security and life safety, access control, video products, and participates significantly in the broader related markets of smart-living products, power, audio, residential and professional audio-visual solutions, networking, communications, wire and cable, data communications, services, and software.

Corporate—On January 1, 2024, certain corporate functions were decentralized into the operating segments aligning with the business strategy. Functional expenses related to information technology, finance, tax, business development, and research and development are now recorded within the Products and Solutions and ADI Global Distribution segments. For the three and nine months ended September 30, 2023, $13 million and $38 million of corporate expenses have been reclassified into the Products and Solutions segment while $8 million and $24 million of corporate expenses have been reclassified into the ADI Global Distribution segment, respectively, decreasing reported Income from Operations to conform to the current year presentation.

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

The following table represents summary financial data attributable to the segments:

	Three Months Ended		Nine Months Ended
(in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net revenue
Products and Solutions	$645	$654	$1,895	$1,989
ADI Global Distribution	1,183	900	3,008	2,716
Total net revenue	$1,828	$1,554	$4,903	$4,705

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Income from operations
Products and Solutions	$128	$94	$370	$314
ADI Global Distribution	36	52	147	187
Corporate	(38)	(37)	(141)	(101)
Total income from operations	$126	$109	$376	$400

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

The following table presents revenue by business line and geographic location, as we believe this presentation best depicts how the nature, amount, timing, and uncertainty of net revenue and cash flows are affected by economic factors:

	Three Months Ended		Nine Months Ended
(in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Products and Solutions
Safety and Security	$219	$245	$659	$721
Air	229	211	634	640
Energy	122	123	374	391
Water	75	75	228	237
Total Products and Solutions	645	654	1,895	1,989

ADI Global Distribution
Americas (1)	1,046	780	2,632	2,354
International (2)	137	120	376	362
Total ADI Global Distribution	1,183	900	3,008	2,716

Total net revenue	$1,828	$1,554	$4,903	$4,705
(1)Americas represents North, Central, and South America.
(2)International represents all geographies that are not included in Americas.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 6. Restructuring

The following table details restructuring expense by segment. Restructuring expenses are presented in the Restructuring, impairment and extinguishment costs, net line within the Consolidated Statement of Operations.

	Three Months Ended		Nine Months Ended
(in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Products and Solutions	$8	$25	$13	$27
ADI Global Distribution	17	10	19	12
Corporate	3	3	3	3
Restructuring expenses (1)	$28	$38	$35	$42
(1) Includes impairment expenses associated with restructuring activities.

We took restructuring actions, including capturing synergies from our recent Snap One acquisition, to align our cost structure based on our strategic objectives and our outlook of market conditions. The intent of these actions is to lower costs, increase margins, and position us for long-term growth. We expect to fully execute on our restructuring programs over the next 12 to 36 months, and we may incur future additional restructuring expenses associated with these or from new plans. We are unable at this time to make a good faith determination of cost estimates, or ranges of cost estimates, associated with future phases of the programs or the total costs we may incur in connection with these programs. Refer to Note 6. Restructuring Expenses in our 2023 Annual Report on Form 10-K for further discussion of our restructuring programs.

The following table summarizes the status of our restructuring expenses included within accrued liabilities on the Unaudited Consolidated Balance Sheets.

	Nine Months Ended	Twelve Months Ended
(in millions)	September 28, 2024	December 31, 2023
Beginning of period	$30	$27
Charges	35	34
Usage (1)	(25)	(31)
End of period	$40	$30
(1) Usage primarily relates to cash payments associated with employee termination costs.

Note 7. Stockholders’ Equity

Preferred Stock

On June 14, 2024, in connection with our acquisition of Snap One, we issued 500,000 shares of Series A Cumulative Convertible Participating Preferred Stock (“Preferred Stock”) to Clayton, Dubilier & Rice (“CD&R”) for an aggregate purchase price of $500 million pursuant to an investment agreement dated April 15, 2024. In connection with the issuance of the Preferred Stock, we incurred direct and incremental expenses of $18 million. These direct and incremental expenses reduced the Preferred Stock carrying value.

The Preferred Stock is convertible perpetual participating preferred stock of the Company, with an initial conversion price equal to $26.92, and accrues dividends at a rate of 7% per annum, payable in cash or in kind. The Preferred Stock votes on an as-converted basis together with common stockholders. The Preferred Stock had a liquidation preference of $500 million as of September 28, 2024. Preferred Stock dividends accumulated during the three and nine months ended September 28, 2024 were $8 million and $10 million, respectively. The Company paid $3 million of dividends to preferred stockholders in cash during the three and nine months ended September 28, 2024, and Preferred Stock dividends payable totaling $7 million were included in accrued liabilities as of September 28, 2024.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The Preferred Stock can be converted into our common stock at the holder’s option at any time. We can also force conversion if at any time our common stock trading price exceeds 200% of the then-effective conversion price for at least 20 out of 30 trailing trading days. Following the third anniversary of the closing date, we have the option to redeem the Preferred Stock for an aggregate redemption price equal to two times the sum of the Accumulated Amount (as defined in the Certificate of Designations) plus any interim accrued and unpaid dividends (calculated at 1X instead of 2X) on such share of Preferred Stock in effect at the time of redemption. In the event of a change of control, we will have the option to purchase all of the outstanding shares of Preferred Stock at a price per share equal to 150% of the sum of the Accumulated Amount plus any interim accrued and unpaid dividends (calculated at 100% instead of 150%) on such share of Preferred Stock in effect at the time of such purchase.

Note 8. Stock-Based Compensation Plans

A summary of awards granted follows:

	Nine Months Ended September 28, 2024		Nine Months Ended September 30, 2023
	Number of Stock Units Granted (1)	Weighted average grant date fair value per share	Number of Stock Units Granted	Weighted average grant date fair value per share
Performance Stock Units (“PSUs”) (2)	585,819	$27.94	553,071	$29.89
Restricted Stock Units (“RSUs”)	4,555,856	$19.59	2,232,465	$18.85
(1) Includes 2 million RSUs granted as part of the Snap One acquisition for a fair value of $43 million of which $17 million was included in purchase consideration.
(2) Includes PSUs at target payout. Final common shares issued may be different based upon the actual achievement versus the performance measure target.

Stock-based compensation expense, net of tax was $15 million and $44 million for the three and nine months ended September 28, 2024, respectively. For the three and nine months ended September 30, 2023, stock-based compensation expense, net of tax was $11 million and $36 million, respectively.

Note 9. Inventories, net

The following table summarizes the details of our inventories, net.

(in millions)	September 28, 2024	December 31, 2023
Raw materials	$176	$221
Work in process	13	18
Finished products	1,008	702
Total inventories, net	$1,197	$941

Note 10. Goodwill and Intangible Assets, net

Our goodwill balance and changes in carrying value by segment are as follows:

(in millions)	Products and Solutions	ADI Global Distribution	Total
Balance at January 1, 2024	$2,045	$660	$2,705
Acquisitions (1)	—	405	405
Impact of foreign currency translation	7	2	9
Balance at September 28, 2024	$2,052	$1,067	$3,119
(1) Please refer to Note 3. Acquisitions for additional information.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the net carrying amount of intangible assets:

(in millions)	September 28, 2024	December 31, 2023
Intangible assets subject to amortization	$1,017	$281
Indefinite-lived intangible assets	180	180
Total intangible assets	$1,197	$461

Intangible assets subject to amortization consisted of the following:

	September 28, 2024			December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and technology	$172	$(37)	$135	$64	$(26)	$38
Customer relationships	910	(167)	743	319	(138)	181
Trademarks	79	(10)	69	9	(8)	1
Software	212	(142)	70	193	(132)	61
Intangible assets subject to amortization	$1,373	$(356)	$1,017	$585	$(304)	$281

Intangible assets amortization expense was $29 million and $51 million for the three and nine months ended September 28, 2024, respectively, and $9 million and $28 million for the three and nine months ended September 30, 2023, respectively.

Note 11. Leases

Total operating lease costs are as follows:

	Three Months Ended		Nine Months Ended
(in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Operating lease costs:
Cost of goods sold	$4	$5	$12	$15
Selling, general and administrative expenses	20	14	49	43
Total operating lease costs	$24	$19	$61	$58

Total operating lease costs include variable lease costs of $5 million and $12 million for the three and nine months ended September 28, 2024, respectively. For the three and nine months ended September 30, 2023, total operating lease costs include variable lease costs of $6 million and $18 million, respectively.

The following table summarizes the carrying amounts of our operating lease assets and liabilities:

(in millions)	Financial Statement Line Item	September 28, 2024	December 31, 2023
Operating lease assets	Other assets	$225	$192
Operating lease liabilities - current	Accrued liabilities	$50	$39
Operating lease liabilities - non-current	Other liabilities	$188	$166

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Supplemental cash flow information related to operating leases follows:

	Nine Months Ended
(in millions)	September 28, 2024	September 30, 2023
Cash paid for operating lease liabilities	$29	$27
Non-cash activities: operating lease assets obtained in exchange for new operating lease liabilities	$11	$37

Note 12. Long-Term Debt

Long-term debt is comprised of the following:

(in millions)	September 28, 2024	December 31, 2023
4.000% Senior Notes due 2029	$300	$300
6.500% Senior Notes due 2032	600	—
Variable rate A&R Term B Facility	1,118	1,119
Gross debt	2,018	1,419
Less: current portion of long-term debt	(6)	(12)
Less: unamortized deferred financing costs	(29)	(11)
Total long-term debt	$1,983	$1,396

A&R Senior Credit Facilities

On February 12, 2021, we entered into an Amendment and Restatement Agreement with JP Morgan Chase Bank N.A. as administrative agent (the “A&R Credit Agreement”). The A&R Credit Agreement provides for an initial seven-year senior secured term B loan facility in an aggregate principal amount of $950 million. In March 2022, we amended the agreement adding $200 million in additional term loans with a maturity date of February 1, 2028. Additionally, in June 2024 we further amended the agreement adding $600 million of term loans with a maturity date of May 14, 2031 to partially finance our acquisition of Snap One (the “A&R Term B Facility”). Included in the A&R Term B Facility is a five-year senior secured revolving credit facility in an aggregate principal amount of $500 million (the “A&R Revolving Credit Facility” and, together with the A&R Term B Facility, the “A&R Senior Credit Facilities”). In June 2024, we also extended the term of our A&R Revolving Credit Facility for a new five-year term.

In May 2024, the A&R Term B Facility was repriced by (i) reducing the interest rate margin from 2.25% to 2.00%, (ii) eliminating the SOFR credit spread adjustment, and (iii) reducing the SOFR floor from 0.50% to 0%. The repricing and incremental $600 million issuance of term loans resulted in a loss on extinguishment of $6 million in the second quarter of 2024.

At September 28, 2024 and December 31, 2023, the weighted average interest rate for the A&R Term B Facility, excluding the effect of the interest rate swaps, was 7.32% and 7.72%, respectively. There were no letters of credit issued under the A&R Revolving Credit Facility with no outstanding borrowings. As of September 28, 2024, we were in compliance with all covenants related to the A&R Senior Credit Facilities.

We entered into certain interest rate swap agreements in March 2021, which were amended in June 2023 to transition from a hedge of LIBOR-based cash flows to a hedge of SOFR-based cash flows. These interest rate swap agreements effectively convert a portion of our variable-rate debt to fixed rate debt. Additionally, we acquired an interest rate cap as part of the Snap One acquisition, which caps the interest on a portion of our variable rate debt. Refer to Note 13. Derivative Financial Instruments for further discussion.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Senior Notes due 2029

On August 26, 2021, we issued $300 million in principal amount of 4.00% Senior Notes due 2029 (the “Senior Notes due 2029”). The Senior Notes due 2029 are senior unsecured obligations guaranteed by the Company’s existing and future domestic subsidiaries and rank equally with all senior unsecured debt and senior to all subordinated debt.

Senior Notes due 2032

On July 17, 2024, we issued $600 million in aggregate principal of 6.500% Senior Notes due 2032 (the “Senior Notes due 2032”). The Senior Notes due 2032 are due July 15, 2032 and are senior unsecured obligations guaranteed by the Company’s existing and future domestic subsidiaries. The issue price of the Senior Notes due 2032 was equal to 100% of the principal amount. The net proceeds from the Senior Notes due 2032 were used to repay $596 million principal amount of outstanding indebtedness under the Company’s A&R Term B Facility, which resulted in a loss on extinguishment of $1 million.

We may, at our option, redeem the Senior Notes due 2032 in whole (at any time) or in part (from time to time), at varying prices based on the timing of the redemption.

The Senior Notes due 2032 limit the Company and its restricted subsidiaries’ ability to, among other things, incur additional non-Guarantor indebtedness and issue non-Guarantor preferred stock; enter into certain sale and leaseback transactions; incur liens; and consolidate, merge or sell all or substantially all of their assets. Additionally, upon certain events constituting a change of control together with a ratings downgrade, the holders of the Senior Notes due 2032 have the right to require the Issuer to offer to repurchase the Senior Notes due 2032 at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, to (but not including) the date of purchase.

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

Refer to Note 12. Derivative Financial Instruments in our 2023 Annual Report on Form 10-K for further discussion.

As part of our acquisition of Snap One, we acquired an interest rate cap with a notional value of $345 million and a strike rate of 4.79%, which effectively caps SOFR on the notional amount at that rate (the “Interest Rate Cap”). We are required to pay a premium of $7 million at the maturity date of December 31, 2025. The Interest Rate Cap qualifies as a hybrid instrument consisting of a financing component and an embedded at-market derivative that was designated as a cash flow hedge on our A&R Term B Facility as of the Snap One acquisition date.

The Swap Agreements and Interest Rate Cap (referred to collectively as “interest rate derivatives”) are adjusted to fair value on a quarterly basis. The following tables summarizes the fair value and presentation of derivative instruments in the Unaudited Consolidated Balance Sheets as well as the changes in fair value recorded in accumulated other comprehensive loss:

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Fair Value of Derivative Assets
(in millions)	Financial Statement Line Item	September 28, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Interest rate derivatives	Other current assets	$13	$20
Interest rate derivatives	Other assets	2	10
Total derivative assets designated as hedging instruments		$15	$30

	Fair Value of Derivative Liabilities
(in millions)	Financial Statement Line Item	September 28, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Interest rate derivatives	Other liabilities	$6	$—
Total derivative liabilities designated as hedging instruments		$6	$—

Unrealized gain	Accumulated other comprehensive loss	$8	$25

The following table summarizes the effect of derivative instruments designated as cash flow hedges in other comprehensive income and the Unaudited Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
(in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Gains recorded in accumulated other comprehensive loss, beginning of period	$20	$40	$25	$42
Current period gain (loss) recognized in/reclassified from other comprehensive income	(12)	—	(15)	7
Gains reclassified from accumulated other comprehensive loss to net income	—	(2)	(2)	(11)
Gains recorded in accumulated other comprehensive loss, end of period	$8	$38	$8	$38

Unrealized gains expected to be reclassified from accumulated other comprehensive loss in the next 12 months are estimated to be $8 million as of September 28, 2024.

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

Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. There were no changes in the methodologies used in our valuation practices as of September 28, 2024.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The fair values of long-term debt instruments were determined using quoted market prices in inactive markets or discounted cash flows based upon current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy.

The following table provides a summary of the carrying amount and fair value of outstanding debt:

	September 28, 2024		December 31, 2023
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt
4.000% Senior Notes due 2029	$300	$282	$300	$266
6.500% Senior Notes due 2032	600	616	—	—
Variable rate A&R Term B Facility	1,118	1,122	1,119	1,122
Total debt	$2,018	$2,020	$1,419	$1,388

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

The following table provides a summary of the carrying amount and fair value of our interest rate derivatives:

	September 28, 2024		December 31, 2023
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Interest rate derivatives	$15	$15	$30	$30
Liabilities:
Interest rate derivatives	6	6	—	—
Total, net	$9	$9	$30	$30

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

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 15. Accrued Liabilities

Accrued liabilities consist of the following:

(in millions)	September 28, 2024	December 31, 2023
Obligations payable under Indemnification Agreements	$140	$140
Compensation, benefit and other employee-related	114	110
Customer rebate reserve	99	104
Current operating lease liability	50	39
Restructuring	40	30
Deferred revenue	29	4
Product warranties	27	24
Freight payable	26	25
Other (1)	120	132
Total accrued liabilities	$645	$608
(1) Other includes accruals for advertising, legal and professional reserves, taxes, interest, royalties and other miscellaneous items.

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

Environment-related expenses for sites owned and operated by us are presented within cost of goods sold for operating sites. For the three and nine months ended September 28, 2024 and September 30, 2023, environmental expenses related to these operating sites were not material. Liabilities for environmental costs were $22 million at September 28, 2024 and December 31, 2023.

Obligations Payable Under Indemnification Agreements

The Reimbursement Agreement and the Tax Matters Agreement (collectively, the “Indemnification Agreements”) are further described below.

Reimbursement Agreement

We separated from Honeywell International Inc. (“Honeywell”) on October 29, 2018, becoming an independent publicly traded company as a result of a pro rata distribution of our common stock to shareholders of Honeywell (the “Spin-off”). In connection with the Spin-Off, we entered into a reimbursement agreement, pursuant to which we have an obligation to make cash payments to Honeywell in amounts equal to 90% of payments for certain Honeywell environmental-liability payments (the “Reimbursement Agreement”), which include amounts billed (payments), less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales (the recoveries). The Reimbursement Agreement extends until the earlier of (1) December 31, 2043; or (2) December 31 of the third consecutive anniversary where the annual reimbursement obligation (including accrued amounts) has been less than $25 million. While the amount payable by us in respect of such liabilities arising in any given year is subject to a cap of $140 million under the Reimbursement Agreement, the estimated liability for resolution of pending and

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
future environmental-related liabilities recorded on our balance sheets are calculated as if we were responsible for 100% of the environmental-liability payments associated with certain sites. Refer to Note 15. Commitments and Contingencies in our 2023 Annual Report on Form 10-K for further discussion.

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

The following table summarizes information concerning the Reimbursement and Tax Matter Agreements’ liabilities:

(in millions)	Reimbursement Agreement	Tax Matters Agreement	Total
Balance as of January 1, 2024	$652	$97	$749
Accruals for liabilities deemed probable and reasonably estimable	135	—	135
Payments to Honeywell	(105)	(4)	(109)
Balance as of September 28, 2024	$682	$93	$775

The liabilities related to the Reimbursement and Tax Matters Agreements are included in the following balance sheet accounts:

(in millions)	September 28, 2024	December 31, 2023
Accrued liabilities	$140	$140
Obligations payable under Indemnification Agreements	635	609
Total indemnification liabilities	$775	$749

For the three and nine months ended September 28, 2024, net expenses related to the Reimbursement Agreement were $45 million and $135 million, respectively. For the three and nine months ended September 30, 2023, net expenses related to the Reimbursement Agreement were $43 million and $128 million, respectively.

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

Other Matters

We are subject to lawsuits, investigations and disputes arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability, acquisitions and divestitures, employee matters, intellectual property, and environmental, health, and safety matters. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of adverse judgments or outcomes in these matters, as well as potential ranges of possible losses, based on a careful analysis of each matter with the assistance

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
of outside legal counsel and, if applicable, other experts. No such matters are material to our financial statements as of September 28, 2024. Refer to Note 15. Commitments and Contingencies in our 2023 Annual Report on Form 10-K for further discussion of these matters.

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

	Nine Months Ended	Twelve Months Ended
(in millions)	September 28, 2024	December 31, 2023
Beginning balance	$34	$48
Accruals for warranties/guarantees issued/acquired during the period	25	24
Settlement/adjustment of warranty/guarantee claims	(22)	(38)
Ending balance	$37	$34

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

For the three and nine months ended September 28, 2024, the net tax expense was $24 million and $83 million, respectively, and for the three and nine months ended September 30, 2023, net tax expense was $16 million and $84 million, respectively, and consists primarily of interim period tax expense based on year-to-date pretax income multiplied by our forecasted effective tax rate. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, non-deductible expenses, and U.S. taxation of foreign earnings.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 18. Earnings Per Common Share

The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per common share follows:

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Numerator for basic and diluted earnings per common share:
Net income	$20	$21	$93	$128
Less: preferred stock dividends	8	—	10	—
Less: undistributed income allocated to preferred stockholders	$1	$—	$4	$—
Net income available to common stockholders	$11	$21	$79	$128

Denominator for basic and diluted earnings per common share:
Weighted average basic number of common shares outstanding	147	147	146	147
Plus: dilutive effect of common stock equivalents	2	1	3	2
Weighted average diluted number of common shares outstanding	149	148	149	149

Earnings per common share:
Basic	$0.07	$0.14	$0.54	$0.87
Diluted	$0.07	$0.14	$0.53	$0.86

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

	Three Months Ended		Nine Months Ended
(in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
RSUs and other rights	0.8	1.0	0.8	1.5
PSUs	1.1	1.6	1.0	1.1
Preferred stock	0.5	—	0.2	—

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
•compatibility and ease of integration of our products and solutions with third-party products and services and our ability to control such third party integrations;
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
•risks associated with the Reimbursement Agreement, the other agreements we entered into with Honeywell in connection with the Spin-Off, and our relationships with Honeywell, including our reliance on Honeywell for the Honeywell Home trademark;
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
•our ability to maintain effective internal controls, deliver timely financial statements, and avoid the financial statements to become impaired and damage public opinion;
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

Overview and Business Trends

We are a leading global manufacturer and distributor of technology-driven sensing and controls products and solutions that help homeowners and businesses stay connected and in control of their comfort, security and energy use. We are a leader in the home heating, ventilation and air conditioning controls markets, smoke and carbon monoxide detection home safety and fire suppression products, and security markets. We have a global footprint serving commercial and residential end-markets. We manage our business operations through two operating segments, Products and Solutions and ADI Global Distribution. The Products and Solutions operating segment, consistent with our industry, has a higher gross and operating profit profile in comparison to the ADI Global Distribution operating segment. In the second quarter of 2024, we expanded the business through the acquisition of Snap One, which has been incorporated into the ADI Global Distribution segment. The acquisition expands our distribution into and reach with smart-living products, services, and software.

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
Our ADI Global Distribution business is a leading wholesale distributor of low-voltage security products including access control, fire detection, fire suppression, security, and video products and participates significantly in the broader related markets of audio, communications, data communications, networking, power, residential and professional audio-visual solutions, smart-living, software solutions, and wire and cable. Our ADI Global Distribution strategy is focused on growth in our omni-channel presence, expansion into adjacent markets, and continued enhancements to our value-add services to support our professional installers’ efficiency and profitability.
Our financial performance is influenced by macroeconomic factors underlying end user demand such as repair and remodeling activity, residential and non-residential construction, new and existing home sales, employment rates, interest rates and bank lending standards, and supply chain dynamics that can be influenced by geopolitics. The ongoing uncertainty and volatility in the global macroeconomic conditions have affected and could continue to affect our visibility toward future performance. While supply chain and logistics continue to normalize over 2024, customer demand continues to moderate as uncertainties remain including the potential for changes in inflation and interest rates, increased labor costs, reduced consumer spending due to softening labor markets, elevated mortgage rates, unfavorable foreign currency impacts from a stronger U.S. dollar, shift to cleaner energy, and potential market and other disruption from the ongoing conflict between Russia and Ukraine as well as the Middle East crisis.
Current Period Highlights
•Net revenue of $1.83 billion, up 17.6% from $1.55 billion in the third quarter of 2023
•Income from operations of $126 million, or 6.9% of revenue, compared to $109 million, or 7.0% of revenue in the third quarter of 2023
•Fully diluted earnings per common share of $0.07, compared to $0.14 per common share in the third quarter of 2023
•Cash Flow From Operations of $147 million in the third quarter of 2024, compared to $60 million in the third quarter of 2023

Outlook

For the fourth quarter of 2024, we anticipate executing our business against a mixed global macro-economic environment. There are a number of positive indicators, such as an improving interest rate environment and an uptick in new home sales in the United States. There are, however, some negative indicators, such as continued softness in existing home sales in the United States and market weakness in EMEA.

Results of Operations

The following table represents results of operations on a consolidated basis for the periods indicated:

	Three Months Ended		Nine Months Ended
(in millions, except per share data and percentages)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net revenue	$1,828	$1,554	$4,903	$4,705
Cost of goods sold	1,304	1,137	3,532	3,432
Gross profit	524	417	1,371	1,273
Gross profit %	28.7%	26.8%	28.0%	27.1%
Operating expenses:
Research and development expenses	23	28	69	84
Selling, general and administrative expenses	317	233	828	719
Intangible asset amortization	29	9	51	28
Restructuring, impairment and extinguishment costs, net	29	38	47	42
Total operating expenses	398	308	995	873
Income from operations	126	109	376	400
Other expenses, net	55	56	145	138
Interest expense, net	27	16	55	50
Income before taxes	44	37	176	212
Provision for income taxes	24	16	83	84
Net income	$20	$21	$93	$128

Earnings per common share:
Basic	$0.07	$0.14	$0.54	$0.87
Diluted	$0.07	$0.14	$0.53	$0.86

Net Revenue

Three months ended

Net revenue for the three months ended September 28, 2024 was $1,828 million, an increase of $274 million, or 17.6%, from the same period in 2023, primarily due to $251 million of revenue from the acquisition of Snap One and higher sales volume of $58 million. The increase was partially offset by $32 million of lower sales from the divestiture of the Genesis business during the fourth quarter of 2023, and $3 million of unfavorable price impacts driven by the ADI Global Distribution segment.

Nine months ended

Net revenue for the nine months ended September 28, 2024 was $4,903 million an increase of $198 million, or 4.2%, from the same period in 2023, driven primarily by $298 million of revenue from the acquisition of Snap One and net volume increases of $5 million driven by the ADI Global Distribution segment. The increase was partially offset by $100 million of lower sales from the divestiture of the Genesis business during the fourth quarter of 2023, and unfavorable foreign currency fluctuations of $3 million.

Gross Profit

Three months ended

The chart below presents the drivers of the gross profit variance from the three months ended September 30, 2023 to the three months ended September 28, 2024.

$600
$500
$400
$300
$200
$100
$0
$ in Millions
$417
$25
$81
$6
$(5)
$524
Q3 2023 Gross Profit
Manufacturing Costs
Acquisition/ Divestiture, Net
Sales Volume
Price & Mix
Q3 2024 Gross Profit

Gross profit of $524 million increased $107 million and gross margin of 28.7% was up 180 basis points (“bps”) as compared to the same period in 2023. The increase in gross margin was driven by lower manufacturing costs of 140 bps, favorable impacts from acquisitions, net of the Genesis divestiture of 120 bps, and higher pricing of 30 bps, which was partially offset by the impact from lower volumes of 50 bps and unfavorable margin mix shift of 60 bps.

Nine months ended

The chart below presents the drivers of the gross profit variance from the nine months ended September 30, 2023 to the nine months ended September 28, 2024.

$1,750
$1,500
$1,250
$1,000
$750
$500
$250
$0
$ in Millions
$1,273
$67
$89
$(41)
$(8)
$(9)
$1,371
Q3 2023 Gross Profit
Manufacturing Costs
Acquisition/ Divestiture, Net
Price & Mix
Sales Volume
Other
Q3 2024 Gross Profit

Gross profit of $1,371 million increased $98 million and gross margin of 28.0% was up 90 basis points (“bps”) as compared to the same period in 2023. The increase in gross margin was driven by lower manufacturing costs of 140 bps, favorable impacts from acquisitions, net of Genesis divestiture of 70 bps, and higher pricing of 50 bps, which was partially offset by unfavorable margin mix shift of 130 bps and the impact from lower volumes of 20 bps.

Research and Development Expenses

Three months ended

Research and development expenses for the three months ended September 28, 2024 of $23 million were down $5 million compared with the same period in 2023. The decrease was primarily driven by lower third-party spend and personnel costs due to optimization efforts and an enhanced focus on strategic new product programs.

Nine months ended

Research and development expenses for the nine months ended September 28, 2024 of $69 million were down $15 million compared with the same period in 2023. The decrease was primarily driven by lower third-party spend and personnel costs due to optimization efforts and an enhanced focus on strategic new product programs.

Selling, General and Administrative Expenses

Three months ended

Selling, general and administrative expenses for the three months ended September 28, 2024 were $317 million, an increase of $84 million, or 36.1%, as compared to the same period in 2023. The increase was primarily driven by $76 million of incremental expenses from the Snap One acquisition, which includes operating expenses and integration costs. Further, there was an increase in bad debt expense of $7 million and additional IT costs of $2 million at the Product and Solutions segment. The increase was partially offset by lower expenses of $2 million from the divestiture of the Genesis business during the fourth quarter of 2023.

Nine months ended

Selling, general and administrative expenses for the nine months ended September 28, 2024 were $828 million, an increase of $109 million, or 15.2%, as compared to the same period in 2023. The increase was driven by $122 million of incremental expenses from the Snap One acquisition, which includes operating expenses and acquisition costs, and $8 million of higher labor costs. The increase was partially offset by lower employee expenses of $10 million from restructuring efforts, and lower expenses of $8 million from the divestiture of the Genesis business during the fourth quarter of 2023.

Intangible Asset Amortization

Three months ended

Intangible asset amortization increased $20 million for the three months ended September 28, 2024 compared with the same period in 2023. The increase was due to additional amortization expense associated with the new intangibles from the Snap One acquisition.

Nine months ended

Intangible asset amortization increased $23 million for the nine months ended September 28, 2024 compared with the same period in 2023. The increase was due to additional amortization expense associated with the new intangibles from the Snap One acquisition

Restructuring, Impairment and Extinguishment Expenses

For the three months ended September 28, 2024, we recorded a $1 million debt extinguishment loss related to the repayment of a portion of the principal amount under the Company’s A&R Term B Facility using the proceeds from the issuance of the Senior Notes due 2032. Further, during the nine months ended September 28, 2024, we recorded $5 million in impairment expense related to an equity security and $6 million in debt extinguishment loss in connection with the Snap One acquisition financing. In addition, we continue to take actions to align our cost structure with market conditions. The intent of these actions is to lower costs, increase margins, and position us for long-term growth. For the three months ended September 28, 2024, we incurred $28 million of restructuring expenses compared to $38 million for the three months ended September 30, 2023. We incurred $35 million and $42 million of restructuring expenses for the nine months ended September 28, 2024 and September 30, 2023, respectively. Restructuring expenses primarily related to employee termination costs.

Other Expenses, Net

Three months ended

Other expenses, net for the three months ended September 28, 2024 were $55 million, a decrease of $1 million, or 1.8%, as compared to the same period in 2023. The decrease was driven primarily by favorable foreign currency impacts of $4 million and reduced pension costs of $3 million. The decrease was partially offset by a loss on sale of certain assets and related liabilities of $3 million during the current year at the Product and Solutions segment, and an increase of $2 million related to the Reimbursement Agreement expenses.

Nine months ended

Other expenses, net for the nine months ended September 28, 2024 were $145 million, an increase of $7 million, or 5.1%, as compared to the same period in 2023. The increase was primarily driven by loss on sale of certain assets and related liabilities of $8 million during the current year at the Product and Solutions segment, and $7 million of additional Reimbursement Agreement expenses. The increase was partially offset by reduced pension costs of $5 million and gain of $4 million from the sale of an investment.

Interest Expense, Net

Three months ended

Interest expense, net increased $11 million for the three months ended September 28, 2024 as compared to the same period in 2023, due to an increase in our long-term debt resulting in $10 million of higher interest expense. This amount was partially offset by a $1 million decrease in interest expense as a result of a decrease in weighted average interest rates on our debt.

Nine months ended

Interest expense, net increased $5 million for the nine months ended September 28, 2024 due to an increase in our long-term debt resulting in $11 million of higher interest expense and $1 million higher interest expense relate to an increase in interest rates on our weighted average debt. This amount was partially offset by $7 million higher interest income as a result of effectively investing excess cash.

Tax Expense

Three months ended

Income tax expense increased by $8 million for the three months ended September 28, 2024 compared to the same period in 2023. The effective income tax rate increased by 1,130 bps for the three months ended September 28, 2024 compared to the same period in 2023. The changes are primarily driven by the mix of earnings across the jurisdictions in which we operate, relatively fixed non-deductible expenses, and U.S. taxation of foreign earnings.

Nine months ended

Income tax expense decreased by $1 million for the nine months ended September 28, 2024 compared to the same period in 2023. The effective income tax rate increased by 750 bps for the nine months ended September 28, 2024 compared to the same period in 2023. The changes are primarily driven by lower income before taxes, the mix of earnings across the jurisdictions in which we operate, relatively fixed non-deductible expenses, and U.S. taxation of foreign earnings.

Segment Results of Operations

On January 1, 2024, certain corporate functions were decentralized into the operating segments aligning with the business strategy. For the three and nine months ended September 30, 2023, $13 million and $38 million of corporate expenses have been reclassified into the Products and Solutions segment while $8 million and $24 million of corporate expenses have been reclassified into the ADI Global Distribution segment, respectively, decreasing reported Income from Operations to conform to the current year presentation.

Products and Solutions

Three months ended

The chart below presents net revenue and income from operations for the three months ended September 28, 2024 and September 30, 2023.
Products and Solutions net revenue decreased $9 million, or 1%, as compared to the same period in 2023, primarily due to $32 million from the divestiture of the Genesis business during the fourth quarter of 2023 and unfavorable foreign currency fluctuations of $1 million. The decrease was partially offset by volume and price increases of $18 million and $6 million, respectively.

Income from operations increased $34 million, or 36%, from the same period in 2023, primarily due to lower material, freight and other manufacturing costs of $24 million, lower restructuring costs of $18 million, and favorable pricing impact of $6 million. Partially offsetting the favorable impacts to income from operations were higher selling, general and administrative expenses of $6 million, $5 million from the divestiture of the Genesis business during the fourth quarter of 2023, and unfavorable mix of $3 million.

Nine months ended

The chart below presents net revenue and income from operations for the nine months ended September 28, 2024 and September 30, 2023.
Products and Solutions net revenue decreased $94 million, or 4.7%, as compared to the same period in 2023, primarily due to $100 million from the divestiture of the Genesis business during the fourth quarter of 2023, lower sales volume of $10 million and unfavorable foreign currency fluctuations of $7 million. The decrease was partially offset by price increases of $24 million.

Income from operations increased $56 million, or 18%, from the same period in 2023, primarily due to lower material, freight and other manufacturing costs of $64 million, a favorable pricing impact of $24 million, lower restructuring expenses of $15 million, lower selling, general and administrative expenses of $13 million, and lower research and development expenses of $4 million. Partially offsetting the favorable impacts to income from operations was unfavorable mix of $41 million from mix shifts to lower priced products, impact from the divestiture of the Genesis business during the fourth quarter of 2023 of $12 million, and lower volumes of $11 million.

ADI Global Distribution

Three months ended

The chart below presents net revenue and income from operations for the three months ended September 28, 2024 and September 30, 2023.
ADI Global Distribution net revenue increased $283 million, or 31.4%, as compared to the same period in 2023. The increase was driven by $251 million of revenue from the acquisition of Snap One and $41 million from higher volumes. The increase was partially offset by unfavorable impacts from the decrease in price of $9 million.

Income from operations decreased $16 million, or 31%, as compared to the same period in 2023. The decrease was primarily due to unfavorable sales mix of $7 million, incremental operating loss of $8 million from the acquisition of Snap One, higher restructuring costs of $5 million, higher operational costs of $2 million, and integration costs of $2 million. The decrease was partially offset by $7 million from higher volumes.

Nine months ended

The chart below presents net revenue and income from operations for the nine months ended September 28, 2024 and September 30, 2023.
ADI Global Distribution net revenue increased by $292 million, or 10.8%, as compared to the same period in 2023, due to $298 million of revenue from the acquisition of Snap One, $15 million from higher volumes, and favorable foreign currency fluctuations of $4 million. The increase was partially offset by a decrease in price of $23 million.

Income from operations decreased $40 million, or 21%, due to an unfavorable sales mix of $23 million, higher operational costs of $7 million, incremental operating loss of $6 million from the acquisition of Snap One , integration costs of $2 million, and higher restructuring costs of $4 million.

Corporate

Three months ended

Corporate costs for the three months ended September 28, 2024 of $38 million and $36 million for the comparable period. The increase in Corporate costs was primarily driven by $1 million of debt extinguishment costs incurred during the three months ended September 30, 2024.

Nine months ended

Corporate costs for the nine months ended September 28, 2024 were $141 million and $101 million for the comparable period. The increase in Corporate costs was driven by $32 million of Snap One acquisition costs, $7 million of debt extinguishment costs, and a $5 million impairment of an equity security. These increases are partially offset by lower personnel expenses of $4 million.

Capital Resources and Liquidity

As of September 28, 2024, total cash and cash equivalents were $531 million, of which 44% were held by foreign subsidiaries. Our liquidity is primarily dependent on our ability to continue to generate positive cash flows from operations, supplemented by external sources of capital, as needed. Additional liquidity may also be provided through access to the capital markets and our $500 million A&R Revolving Credit Facility.

In June 2024, we completed the acquisition of Snap One. This was partially financed with $600 million in incremental term loans under our A&R Term B Facility, with a maturity date of May 14, 2031. Additionally, we issued Preferred Stock on

June 14, 2024 for $500 million to partially finance the Snap One acquisition. The remainder of the cash purchase price was financed with our existing cash.

In July 2024, we issued $600 million in aggregate principal of 6.500% Notes due 2032. The Senior Notes due 2032 were used to repay $596 million principal amount outstanding indebtedness under the Company’s A&R Term B Facility.

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

Credit Agreement

As of September 28, 2024, we had $1,989 million of net long-term debt outstanding under our A&R Credit Agreement, Senior Notes due 2029, and Senior Notes due 2032, of which $6 million is due in the next 12 months. We have entered into certain interest rate swap agreements to effectively convert a portion of our variable-rate debt to fixed-rate debt. Additionally, as part of our acquisition of Snap One, we acquired an interest rate cap with a notional of $345 million and a strike rate of 4.79%, which effectively caps SOFR on the notional amount at that rate.

In June 2024, we obtained $600 million in incremental term loans under our A&R Term B Facility to partially finance our acquisition of Snap One. We also extended the term of our A&R Revolving Credit Facility for a new five-year term.

In July 2024, we issued $600 million in aggregate principal of 6.500% Senior Notes due 2032. The Senior Notes due 2032 were used to repay $596 million principal amount outstanding indebtedness under the Company’s A&R Term B Facility.

Refer to Note 12. Long-Term Debt and Note 13. Derivative Financial Instruments to the Unaudited Consolidated Financial Statements for a description of our debt obligations and the timing of future principal and interest payments, including impacts from our Swap Agreements.

Common Share Repurchase Program

On August 3, 2023, we announced that our Board of Directors authorized a share repurchase program for the repurchase of up to $150 million of our common stock over an unlimited time period. During the three months ended September 28, 2024, we did not make any common share repurchases. As of September 28, 2024, we had $108 million of authorized repurchases remaining under the Share Repurchase Program.

Cash Flow Summary for the Nine Months Ended September 28, 2024 and September 30, 2023

Our cash flows from operating, investing and financing activities for the nine months ended September 28, 2024 and September 30, 2023, as reflected in the Unaudited Consolidated Financial Statements, are summarized as follows:

	Nine Months Ended
(in millions)	September 28, 2024	September 30, 2023	$ change
Cash provided by (used for):
Operating activities	$241	$177	$64
Investing activities	(1,386)	(90)	(1,296)
Financing activities	1,043	(47)	1,090
Effect of exchange rate changes on cash	(3)	1	(4)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(105)	$41	$(146)

Net cash provided by operating activities for the nine months ended September 28, 2024 was $241 million. Compared to the nine months ended September 30, 2023, net cash provided by operating activities increased $64 million. The increase was primarily driven by improved working capital dynamics and cash earnings.

Net cash used for investing activities for the nine months ended September 28, 2024 was $1,386 million. Compared to the nine months ended September 30, 2023, net cash used for investing activities increased $1,296 million, primarily due to an increase in cash used for acquisitions of $1,318 million mainly related to the Snap One acquisition offset by favorable changes in capital expenditures of $16 million and $6 million of favorable changes in other investing activities, including proceeds from sales of assets.

Net cash provided by financing activities for the nine months ended September 28, 2024 was $1,043 million. Compared to the nine months ended September 30, 2023, net cash used for financing activities increased $1,090 million, primarily due to an increase of $1,176 million incremental term loan borrowings under our A&R Term B Facility, and the issuance of Preferred Stock in the amount of $482 million, each related to the Snap One acquisition. This increase was partially offset by an increase in debt repayments of $593 million as well as a decrease in common stock repurchases of $27 million.

Contractual Obligations and Probable Liability Payments

In addition to our long-term debt discussed above, our material cash requirements include the following contractual obligations.

Reimbursement Agreement Payments

In connection with the Spin-Off, we entered into the Reimbursement Agreement with Honeywell. As of September 28, 2024, a liability of $682 million was deemed probable and reasonably estimable; however, it is possible we could pay $140 million per year (exclusive of any late payment fees up to 5% per annum) until the earlier of: (1) December 31, 2043; or (2) December 31 of the third consecutive year during which the annual reimbursement obligation (including in respect of deferred payment amounts) has been less than $25 million. During the nine months ended September 28, 2024, we paid Honeywell $105 million under the Reimbursement Agreement. For further discussion on the Reimbursement Agreement, refer to Note 16. Commitments and Contingencies to the Unaudited Consolidated Financial Statements.

Environmental Liability Payments

We make environmental liability payments for sites which we own and are directly responsible. As of September 28, 2024, a liability of $22 million was deemed probable and reasonably estimable.

Operating Leases

We have operating lease arrangements for the majority of our manufacturing sites, offices, engineering and lab sites, stocking locations, warehouses, automobiles, and certain equipment. As of September 28, 2024, we had operating lease payment obligations of $238 million, with $50 million payable within 12 months.

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

Interest Rate Risk

As of September 28, 2024, the Swap Agreements, with a notional value of $560 million, effectively convert a portion of our $1,118 million long-term variable rate A&R Term B Facility to fixed rate debt. The Swap Agreements effectively convert a portion of our variable interest rate obligations to a rate based on Term SOFR with a minimum rate of 0.39% per annum to a base fixed weighted average rate of 1.13% over the remaining terms.

As part of our acquisition of Snap One in the second quarter of 2024, we assumed an interest rate cap agreement with a notional of $345 million and a strike rate of 4.79%.

As of September 28, 2024, an increase in interest rates by 100 bps would have an approximately $2 million impact on our annual interest expense.

For more information on the Swap Agreements and acquired interest rate cap, refer to Note 13. Derivative Financial Instruments and Note 14. Fair Value to the Unaudited Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

We are exposed to market risks from changes in currency exchange rates. While we primarily transact with customers and suppliers in the U.S. dollar, we also transact in foreign currencies, primarily including the British Pound, Canadian Dollar, Mexican Peso, Indian Rupee, Euro, and the Polish Zloty. These exposures may impact total assets, liabilities, future earnings and/or operating cash flows. Our exposure to market risk for changes in foreign currency exchange rates results from transactions arising out of international trade, foreign currency denominated monetary assets and liabilities, and international financing activities between subsidiaries. We rely primarily on natural offsets to address our exposures and may supplement this approach from time to time by entering into forward and option hedging contracts. As of September 28, 2024, we have no outstanding foreign currency hedging arrangements.

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

Changes in Internal Control Over Financial Reporting

On June 14, 2024 we acquired 100% of the issued and outstanding equity of Snap One. We are currently integrating Snap One into our internal controls over financial reporting. Except for the inclusion of Snap One, there has been no change in our internal control over financial reporting that occurred during the quarter ended September 28, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For example, we acquired the Snap One business in June 2024 and we are in the early stages of integrating this business into our ADI Global Distribution segment. The acquisition is highly complementary to our prior ADI Global Distribution business and, therefore, is subject to many of the same risks that impact our ADI Global Distribution business, in addition to a few risks specific to Snap One. The Snap One business relies on independent integrators who are certified and trained in the Control4 proprietary smart living solutions to sell and install its solutions for end users and, therefore, is more reliant on these integrators to market, sell, install and support Snap One solutions. In addition, because many of the Snap One solutions are designed to interoperate with a wide range of third-party products that we do not own or control, it is important that we support the continued integration of these solutions with third-party products and applications. The Snap One business also relies heavily on suppliers and manufacturing facilities located in China, Taiwan, and Southeast Asia, increasing our exposure to potential political and trade instability and tension. The success of the acquisition will depend on our ability to integrate the business and also manage these additional risks.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the three months ended September 28, 2024, we did not make any common share repurchases. As of September 28, 2024, we had approximately $108 million of authorized repurchases remaining under the Share Repurchase Program.

Item 5.    Other Information.

During the three months ended September 28, 2024, no director or officer of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits.

The Exhibits listed below on the Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

4.1
Indenture, dated as of July 17, 2024, among Resideo Funding Inc., as issuer, Resideo Technologies, Inc., the other guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Resideo’s Form 8-K filed on July 17, 2024, File No. 001-38635)

4.2	Fifth Supplemental Indenture dated July 17, 2024, (incorporated by reference to Exhibit 4.2 to Resideo’s Form 10-Q filed on August 9, 2024, File No. 001-38635)

10.1	Employment Agreement Letter with Michael Carlet, dated August 8, 2024 (filed herewith)

10.2	Employment Agreement Letter with Anthony Trunzo, dated August 8, 2024 (filed herewith)

10.3	Employment Agreement Letter with Dana Huth, dated August 8, 2024 (filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	Inline XBRL Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Resideo Technologies, Inc.

Date: November 7, 2024	By:	/s/ Michael Carlet
Michael Carlet Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 7, 2024	By:	/s/ Tina Beskid
Tina Beskid
Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)