Form 10-K
period 2024-12-31
RESIDEO TECHNOLOGIES, INC.
filed 2025-02-20
CIK 1740332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the New York Stock Exchange as of June 28, 2024, was $2.8 billion.
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share as of February 12, 2025 was 147,878,146 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Shareholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2024.

Resideo Technologies, Inc.
PART I.
Item 1. Business
General
As used herein, unless the context otherwise dictates, the term “Resideo”, the “Company”, “we”, “us”, or “our” means Resideo Technologies, Inc. and its consolidated subsidiaries. Our common stock began trading under the ticker symbol “REZI” on the New York Stock Exchange (“NYSE”) on October 29, 2018.
Description of Business
We are a leading global manufacturer, developer, and distributor of technology-driven sensing and controls products and solutions that help homeowners and businesses stay connected and in control of their comfort, security, energy use, and smart living. We are a leader in key product markets including home heating, ventilation, and air conditioning controls, smoke and carbon monoxide detection home safety and fire suppression, and security. Our global footprint serves residential and commercial end-markets. Our solutions and services can be found in over 150 million residential and commercial spaces globally, with tens of millions of new devices sold annually.

We operate in large markets that sit at the intersection of multiple secular growth trends. We believe the increased desire for critical comfort, energy management, and actionable safety and security solutions in residential and commercial spaces, combined with the long-term impacts of energy transitions, are driving investment in the types of products and solutions we provide.
Our primary focus is on the professional channel where we are a trusted partner to over 100 thousand professional contractors, installers, dealers, and integrators in the HVAC, security, fire, electrical, and home comfort markets (“professionals”). Our global scale, breadth of product offerings, innovation heritage, and differentiated service and support has enabled our trusted relationship with professionals and has been a key driver of our success.
We manage our business operations through two business segments, Products and Solutions and ADI Global Distribution. In the second quarter of 2024, we expanded the business through the acquisition of Snap One, which has been incorporated into the ADI Global Distribution business segment. The acquisition expands our distribution into and reach with smart-living products, services, and software. ADI Global Distribution and Products and Solutions contributed approximately 62% and 38% of our net revenue, respectively, for the year ended December 31, 2024.
We separated from Honeywell International Inc. (“Honeywell”) in 2018, becoming an independent publicly traded company as a result of a pro rata distribution of our common stock to stockholders of Honeywell (“the Spin-Off”).
Products and Solutions: Our products and solutions for comfort, energy management, safety, and security benefit from trusted, well-established branded offerings such as Honeywell Home, First Alert, Resideo, Braukmann, BRK, and others. Our offerings include temperature and humidity control, water and air solutions, smoke and carbon monoxide detection home safety products, residential and small business security products, video cameras, other home-related lifestyle convenience solutions, cloud infrastructure, installation and maintenance tools, and related software. We also sell components to manufacturers of water heaters, heat pumps, and boilers. Through our whole home presence, we are an enabler of home connectivity with over 12.8 million connected customers. Our connected solutions harness data to provide control, visibility, insights, and alerts to the end user. Our comprehensive product suite has also allowed us to develop and sustain long-standing partnerships with professionals who have relied on our selection and availability of products and configured solutions to help them succeed.
ADI Global Distribution: Our ADI Global Distribution segment is a leading wholesale distributor of low-voltage products including security, fire, and access control, and participates significantly in the broader related markets of smart home, residential audio-visual, professional audio-visual, power management, networking, data communications, wire and cable, enterprise connectivity, and structured wiring products. In addition, ADI Global Distribution partners with a network of contract manufacturers and joint-development suppliers to produce a full range of proprietary smart-home technology products and solutions under our own exclusive brands. These products may be found in residential and commercial settings and utilize proprietary software platforms such as Control4 and OvrC for project commissioning and remote monitoring.
With over 200 stocking locations in 17 countries (including third-party logistics), ADI Global Distribution distributes more than 500 thousand products from over one thousand manufacturers to a customer base of more than 100 thousand

Resideo Technologies, Inc.
professionals and is recognized for superior customer service. We believe this global footprint gives us distinct scale and network advantages in our core products over our competitors. Further, we believe our customers derive great value from our omnichannel shopping experience, the expertise of our knowledgeable design and support specialists allowing our customers to better meet the technical and systems requirements of installs, and our support services offerings designed to support our professional installers’ efficiency and profitability. We continue to expand our third-party and exclusive product offering while bolstering our value-added services including presales system design, proposal and design development solutions, and 24/7 order pick-up.

Competition
Our industries and markets are highly competitive in both our Products and Solutions and ADI Global Distribution business segments, where we compete with global, national, regional, and local providers for our products, services and solutions, including manufacturers, distributors, service providers, retailers, and online commerce providers, as well as newer entrants to the market with non-traditional business and customer service models or disruptive technologies and products, including cable, telecommunications, and large technology companies competing in the connected home space as well as smaller market entrants that offer control capabilities among their products, applications, and services and have ongoing development efforts to address the broader connected home market.
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
Manufacturing
Our Products and Solutions business operates manufacturing and distribution facilities throughout the world, including sites in Mexico, the Czech Republic, Hungary, the United States (“U.S.”), Germany, the United Kingdom, Netherlands, and China. A significant percentage of our Products and Solutions revenue is derived from products manufactured in our own facilities, with the remainder being “buy to sell” (finished products purchased directly from other manufacturers) or sourced from third-party contract manufacturers. Major activities and competencies in our manufacturing operations include PCB assembly, injection molding, surface mount technologies, automatic and manual assembly and test, electrotechnical assembly and test, die casting and machining, calibration, and final test. We source raw materials and commodities, electronic components and assemblies, and mechanical components, and assemblies from a wide range of third-party suppliers worldwide. With respect to our ADI Global Distribution business, we rely on third-party manufacturers to supply both third-party branded and exclusive branded products. A significant percentage of our exclusive branded products are sourced with manufacturers located in Asia.
Regulatory and Environmental Compliance and Regulatory Capital Expenditures
We are subject to various federal, state, local, and foreign government requirements relating to environmental health and safety protection standards and permitting, labeling, and other requirements regarding, among other things, electronic and wireless communications, air emissions, wastewater discharges, the use, handling, and disposal of hazardous or toxic materials, remediation of environmental contamination, data privacy and security, cybersecurity, telemarketing, email marketing, other forms of online advertising and consumer protection, licensing, working conditions for and compensation of our employees and others. Our business may also be affected by changes in governmental regulation of energy efficiency and conservation standards and product safety regulations. These and other laws and regulations impact the

Resideo Technologies, Inc.
manner in which we conduct our business, and changes in legislation or government policies can affect our worldwide operations, both favorably and unfavorably. For a more detailed description of the various laws and regulations that affect our business, refer to Item 1A. Risk Factors.
Our efforts to comply with numerous federal, state, and local laws and regulations applicable to our business and products often results in capital expenditures. We make capital expenditures to design, maintain, and upgrade our products to comply with or exceed standards applicable to the industries in which they compete. Our ongoing environmental compliance programs also result in capital expenditures. As of December 31, 2024, we have recorded a liability for environmental investigation and remediation of approximately $22 million related to sites owned and operated by Resideo. Regulatory and environmental considerations are a part of all significant capital expenditure decisions; however, expenditures in 2024 related solely to regulatory compliance were not material. It is management’s opinion that the amount of any future capital expenditures related to compliance with any individual regulation or grouping of related regulations will not have a material adverse effect on our financial results or competitive position in any one year. Refer to Note 15. Commitments and Contingencies to Consolidated Financial Statements.
Human Capital

As of December 31, 2024, we employed approximately 14,600 employees in 36 countries, of which about 4,100 employees were located in the U.S. and 6,500 in Mexico. Approximately 2% of Resideo’s U.S. employees and 8% non-U.S. employees are covered under collective bargaining agreements. We believe relations with our workforce are good.

Talent Acquisition, Management and Development: We have a robust recruiting model to attract all levels of talent across the regions where we operate, and diversity is one of our core components. Our model includes (1) attract, develop, and retain a diverse workforce, (2) foster a winning culture, and (3) be identified as a company of choice by our customers and the communities we serve. We continue to assess the needs of the business and identify diverse organizations to partner with that promote a pipeline of diverse talent. Our diversity outreach includes contacting various categories of diversity job boards and diverse partnerships, such as Society of Women Engineers (“SWE”) and National Society of Black Engineers (“NSBE”). Additionally, we refreshed our diverse slate guidelines for professional roles requiring that interview slates include female and/or racially/ethnically diverse candidates, except in rare circumstances. We also eliminated degree requirements from the majority of our professional roles to increase the breadth of our applicant talent pool unless required by local legislation.

In 2024, our average time to fill open roles was 32 days, and we hired approximately 3,600 employees, of which approximately 2,700 were production workers. We provide an onboarding offering called Ready, Set, Resideo to help integrate our new hires into our values from the first day on the job. The course provides an overview of our company, our brand promise, and our culture. We received feedback that the course is welcoming, interactive, interesting, and informative.

Internally, strategic talent reviews and succession planning occur on an annual basis, globally and across all business areas. In addition, we provide regular trainings to our people managers.
Our annual Employee Voice Survey allows each function in our company to better understand engagement across the organization. In 2024, we made enhancements to provide action group owners a deeper understanding of the scores in their groups across various categories. Our employee Net Promoter Score (“NPS”) was 33, on a scale ranging from -100 to +100 (based on industry standards for employee NPS, any score above 10 is considered good). Each sub-organization is tasked with creating an action plan based on feedback received to help increase engagement. In 2024, we continued to support and evolve our six employee resource groups: Women, LGBTQIA+, Black, Latino, Veterans, and People with Differing Abilities.
We conduct three performance review discussions throughout the year and refer to them as the “Pulse.” In 2024, we introduced performance ratings as part of the final “Pulse” conversation. The purpose of the rating is to drive accountability, strengthen our succession planning process and establish “pay-for-performance” standards.
Culture: In 2024, we continued to reinforce our four Core Values:
•Start with the Customer: We understand our customers’ needs and pride ourselves on delivering exceptional experiences;
•Act as One Team: We work together toward common goals, engaging from a place of humility and respect;
•Pioneer the Future: We embrace change, boldly step into the unknown, and relentlessly foster innovation to fuel our growth; and

Resideo Technologies, Inc.
•Make a Difference: We care about the long-lasting, positive impact we make on each other, our customers, our communities, and the planet.
Total Rewards: Our primary reward strategy is ensuring “pay-for-performance” on an annual basis, as well as over the long term, which drives a mindset of accountability and productivity. Our compensation guiding principles are to structure compensation that is simple, aligned and balanced. We structure and administer our rewards programs in a manner consistent with good governance practices. We believe that the interests of employees must be aligned with our stockholders. We provide comprehensive and competitive benefits that are designed to meet the varying needs of our employees and promote choice. Our package includes paid time off, flexible work schedules, education assistance programs and more.

These actions reinforce our culture that values employees and seeks to attract and retain the talent that we need to win in the market. We believe the combination of our competitive pay-for-performance compensation programs and our comprehensive benefit programs demonstrate our commitment to a compelling total rewards value proposition for our employees.

Health and Safety: In 2024, we reaffirmed our commitment to maintaining a safe and healthy workplace for all employees, advancing toward our goal of full certification across key international standards. We successfully achieved certification at 10 manufacturing locations for ISO 14001:2015 (Environmental Management Systems) and 9 locations for ISO 45001:2018 (Occupational Health and Safety Management Systems).

Our global Total Case Incident Rate (TCIR), which tracks the number of occupational injuries and illnesses per 100 employees, was 0.24 at the close of 2024. This reflects our continued focus on proactive safety measures. We monitor our health and safety performance through a balanced scorecard of key performance indicators (KPIs), encompassing both reactive incident management and proactive safety measures. In addition to thorough incident investigations and root cause analysis, we leverage data from hazard observations, regular health and safety inspections conducted by line managers and internal audits led by accredited health and safety auditors. These insights enable us to identify and address potential risks before they lead to incidents, reinforcing our ongoing commitment to the well-being of our workforce.
Seasonality

Our Products and Solutions business typically experiences a moderate level of seasonality. Sales activity is generally highest in the fall and early winter months, reflecting increased customer purchases of heating related products with the highest sales at the end of the third quarter and throughout the fourth quarter in the majority of our geographical markets. The effects of climate change, such as extreme weather conditions and events and water scarcity, may exacerbate fluctuations in typical weather patterns, creating financial risks to our business. In addition, the dynamic global and macro-economic conditions and regulatory changes may further disrupt these seasonal patterns.
Research and Development and Intellectual Property
We have major product design centers in the U.S., Europe, Asia, and Latin America and software centers of excellence in Bengaluru, India; Belgrade, Serbia; and Melville, New York. In addition, our laboratories are certified to meet various industry standards, such as Federal Communications Commission and Underwriters Laboratories, enabling us to test and certify products internally. As of December 31, 2024, we employed approximately 1,200 engineers.
Our deep domain expertise, proprietary technology and brands are protected by a combination of patents, trademarks, copyrights, trade secrets, non-disclosure agreements and contractual provisions. We own approximately 2,900 worldwide active patents and pending patent applications to protect our research and development investments in new products and services. We have and will continue to protect our products and technology by asserting our intellectual property rights against third-party infringers. Refer to Note 15. Commitments and Contingencies to Consolidated Financial Statements. We also have a significant trademark license with Honeywell in connection with our use of the Honeywell Home trademark as well as certain intellectual property licensed by Honeywell to us in connection with the Spin-Off. For a more detailed description of the various intellectual property rights and relationships that affect our business, refer to Item 1A. Risk Factors.
Other Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are available free of charge on our website (www.Resideo.com) under the heading Investors (see SEC

Resideo Technologies, Inc.
Filings) immediately after they are filed with, or furnished to, the Securities and Exchange Commission (“SEC”). All of the reports that we file with or furnish to the SEC are also available on the SEC’s website (www.sec.gov). In addition, in this Form 10-K, we incorporate by reference certain information from parts of our Proxy Statement for the 2025 Annual Meeting of Shareholders, which will also be available free of charge on our website. Information contained on, or connected to, our website does not and will not constitute part of this Form 10-K.
We are a Delaware corporation incorporated on April 24, 2018. Our principal executive offices are located at 16100 N. 71st Street Suite 550, Scottsdale, Arizona 85254. Our telephone number is (480) 573-5340. Our website address is www.Resideo.com.
We disclose public information to investors, the media, and others interested in our Company through a variety of means, including our investor relations website (https://investor.resideo.com), press releases, SEC filings, blogs, public conference calls and presentations, webcasts, and social media in order to achieve broad, non-exclusionary distribution of information to the public. We use these channels to communicate with our stockholders and the public about us, our products, solutions, and other issues. It is possible that the information we post on social media could be deemed to be material information. We encourage investors, the media, and others interested in our Company to review the information we post on our website and the social media channels listed below. The list of social media channels we use may be updated from time to time on our investor relations website.
The Company’s News Page (https://www.Resideo.com/news)
The Company’s Facebook Page (www.facebook.com/Resideo)
The Company’s X Feed (https://www.X.com/Resideo)
The Company’s LinkedIn Feed (https://www.linkedin.com/company/Resideo1/)
References to our website and other social media channels are made as inactive textual references and information contained on them is not incorporated by reference into this Form 10-K.
Item 1A. Risk Factors
You should carefully consider all of the information in this Form 10-K and each of the risks described below, which we believe are the material risks that we face.
Any of these risks could materially and adversely affect our business, financial condition, results of operations, and cash flows and the actual outcome of matters as to which forward-looking statements are made in this Form 10-K.
The following risk factors are not necessarily presented in order of relative importance and should not be considered to represent a complete set of all potential risks that could affect us.
Risks Relating to Our Business
We operate in highly competitive markets that are rapidly changing.
We operate in a highly competitive, rapidly changing environment in each of our Products and Solutions and ADI Global Distribution segments, and we compete directly with global, national, regional, and local providers of our products, services, and solutions, including manufacturers, distributors, service and software providers, retailers, and online commerce providers. The most significant competitive factors we face are product and service innovation, reputation of our Company and brands, sales and marketing programs, product performance, warranty, quality of product training and events, product availability, speed and accuracy of delivery, price, customer and technical support, and furnishing of customer credit, with the relative importance of these factors varying among our segments and their respective products and services.

In addition to current competitive factors, there have been, and in the future there may be, new market entrants with nontraditional businesses, new business, distribution and customer service models or disruptive technologies and products, resulting in increased competition and changing business dynamics. In addition, aggressive pricing actions by competitors may affect our ability to achieve desired revenue growth and profitability levels. To the extent that we do not meet changing customer preferences or demands or other market changes, or if one or more of our competitors introduces new technologies, products or services, becomes more successful with private label products, online offerings or establishes

Resideo Technologies, Inc.
exclusive supply relationships, our ability to attract and retain customers could be adversely affected, which could adversely affect our business, financial condition, results of operations and cash flows.
To remain competitive, we will need to invest continually in product and services development, marketing, custom installer service and support, manufacturing, and our distribution networks. We may not have sufficient resources to continue to make such investments and we may be unable to maintain our competitive position including due to the fact that our competitors and potential competitors may have greater brand recognition, resources, access to capital, including greater research and development or sales and marketing funds, more customers, lower costs, and more advanced technology platforms. It is possible that competitive pressures resulting from customer or competitor consolidations, including customers taking manufacturing or distribution in house, or purchasing from a manufacturer instead of from ADI Global Distribution, could affect our growth and profit margins.
Some of our competitors, including large technology companies, may also be able to deliver their service solutions more quickly to market than we can by capitalizing on technology developed in connection with their substantial existing service models. In addition, some of our competitors have significant bases of customer adoption in other services and online content, which they could use as a competitive advantage. Large technology companies could exert pricing pressure in the connected/smart home solutions space, resulting in a shift in customer preferences toward the services of these companies and a reduction in our market share. In addition, in order to successfully compete, our products often need to integrate with the platforms of our competitors, which may be able to focus more on their own solutions versus ours, which may make it difficult to compete for the consumer market. A portion of our net sales derives from subscription-based solutions. If we are unable to successfully develop new subscription solutions or to enhance existing such solutions to meet customer requirements in a timely manner, our net sales may not grow as expected or may decline.
Our Products and Solutions business' offerings, as well as certain proprietary offerings sold through our ADI Global Distribution business are primarily delivered through networks of professional contractors, installers and integrators, distributors, and original equipment manufacturers (“OEM”), as well as major retailers and online merchants. Growth of the retail markets, adoption of simple do-it-yourself solutions rather than adopting professionally installed do-it-for-me solutions, and greater electronic retail distribution alternatives relative to the professional installation markets may negatively impact our sales and margins, which could have an adverse effect on our business, financial condition and results of operations and cash flows.
With respect to our ADI Global Distribution business, if retail outlets, including online commerce, increase their participation in wholesale distribution markets, or if buying patterns for our products become more retail or e-commerce based through these outlets than they currently are, our ADI Global Distribution business may not be able to effectively compete, which could have an adverse effect on our business, financial condition, results of operations and cash flows.
Technology, industry standards, and consumer preferences in our markets are changing rapidly. Our future results and growth are largely dependent upon our ability to: identify consumer preferences and industry standards; develop and protect intellectual property related thereto; and successfully market new technologies and products and services to consumers.

Technology in our markets changes constantly as new technologies and enhancements to existing technologies continue to be introduced, both in our traditional and connected product markets and industry standards continuously evolve. Our future results will depend upon a number of factors, including our ability to (i) identify consumer and installer preferences, emerging technological and broader trends, (ii) develop and maintain competitive, innovative products that differentiate our products from those of our competitors as well as protect our products through the use of intellectual property protections, (iii) grow our market share, (iv) develop, manufacture, and bring compelling new products to market quickly and cost-effectively, (v) source and manage independent contract manufacturers, (vi) effectively partner with connected device manufacturers and (vii) attract, develop, and retain individuals with the requisite technical expertise and understanding of customers’ needs to develop new technologies and introduce new products. Our inability to predict the growth of and respond in a timely way to customer preferences and other developments could have an adverse effect on our business, financial condition, results of operations and cash flows.
We rely on a combination of patents, copyrights, trademarks, trade names, trade secrets, and other proprietary rights, as well as contractual arrangements, including licenses, to establish, maintain, and protect our intellectual property rights. Our intellectual property rights may not be sufficient to permit us to take advantage of some business opportunities. As a result, we may be required to change our plans or acquire necessary intellectual property rights, which could be costly. Furthermore, our ability to enforce our intellectual property rights in emerging markets may be limited by legal or practical

Resideo Technologies, Inc.
considerations that have not historically affected our business in markets with more established intellectual property protection systems.
Our industry experiences significant intellectual property litigation and we have in the past and could in the future become involved in costly and lengthy litigation involving patents or other intellectual property rights which could adversely affect our business. We have received allegations of patent infringement from third parties, including both operating companies and non-practicing entity patent holders, as well as communications from customers requesting indemnification for allegations brought by third parties. These allegations have resulted in patent litigation relating to certain of our products and may continue to result in new litigation. These proceedings have in the past and could in the future result in financial liability, harm our ability to compete, and divert our management’s time and attention. Often, we receive offers to license patents for our use. We believe that we will be able to access any necessary rights through licensing, cross-licensing, or other mutually beneficial arrangements, although to the extent we are required but unable to enter into such arrangements on acceptable economic terms, it could adversely impact us, requiring us to take specific actions including ceasing using, selling or manufacturing certain products, services or processes or incurring significant costs and time delays to develop alternative technologies or re-design products.
Our operations depend in part upon third-party technologies, software, and intellectual property. Failure to renew contracts with existing providers or licensors of technology, software, intellectual property, or connectivity solutions, or to contract with other providers or licensors on commercially acceptable terms or at all, as well as any failure by such third-party provider to provide such technology solutions may adversely impact our business, financial condition, results of operations and cash flows. We could also be subjected to claims of infringement regardless of our lack of involvement in the development of the licensed technology. Although a third-party technology provider is typically obligated to indemnify us if the provided technology infringes on another party’s intellectual property rights, such indemnification is often limited in amount and may be worthless if the provider becomes insolvent.
Uncertainty in the development, deployment, and use of artificial intelligence (“AI”) in our products and services, as well as our business more broadly, could adversely affect our business and reputation.
Resideo uses AI technologies both in the operation of our business and in the products and solutions we develop. The use of AI involves various risks and challenges that could adversely affect our business, financial condition or results of operations. Within our operations, employees leverage AI, including generative AI, to accelerate the creation of new features and reduce overall development time. While these technologies can enhance efficiency, they also present potential intellectual property and privacy risks. Confidential information or trade secrets may inadvertently be disclosed through generative AI interactions, and there is a risk that third-party intellectual property could be inadvertently embedded in AI-generated results. There is also a risk of incorrect, biased or unethical outputs, which can harm Resideo’s reputation and competitive position and result in regulatory scrutiny or legal liability.
Our products utilize AI to offer richer insights and more relevant notifications to our customers. For example, our video solutions use AI to identify people, animals, packages, and other objects. The company believes it is necessary to support these capabilities to remain competitive in the smart home marketplace. Customers may reject AI-powered solutions over fears that their personal data, video footage, or usage patterns could be misused or inadequately protected. Our competitors or other third parties may incorporate AI into their products more quickly or successfully than us, which could impair our ability to compete effectively and adversely affect our results and operations. Additionally, there is no guarantee that AI-based features will succeed commercially or even prove technically feasible in all scenarios. Additionally, AI may generate false alerts or fail to detect real events, undermining customer trust, and potentially damaging our reputation.
AI functionality in smart homes typically requires extensive data collection that can raise privacy concerns. Mismanagement of this collected data can lead to unauthorized access and misuse. AI may generate inaccurate demand models and recommendations for inventory management that may lead to overstocking or lack of inventory availability, which can affect supply chain efficiency and customer satisfaction.
In addition, AI technologies are subject to increasing regulation. New and evolving privacy and AI regulations worldwide have increased our compliance obligations, costs, and exposure to potential legal action. It can be technically challenging to keep AI algorithms fully compliant with these standards. In some instances, these constraints may limit our ability to deploy AI-driven features or delay product launches.
AI may also be used by bad actors for sophisticated phishing emails or malicious code that can bypass traditional security measures, increasing the likelihood of successful data breaches, cyber threats, and system compromises. AI usage in smart home devices can be targeted by bad actors for unauthorized access of devices or corruption of the devices and/or

Resideo Technologies, Inc.
connected system. Unauthorized access can lead to sophisticated attacks, compromising user safety and privacy. Additionally, AI can be used to generate harmful code that exploits software vulnerabilities, leading to data breaches and system downtime.

Failure to effectively manage these AI-related risks could adversely affect our competitive standing, financial results, and brand reputation. Even with robust oversight and legal review, the pace of AI innovation and regulatory changes can outstrip existing safeguards, creating further uncertainty and potential liability.
We rely on certain suppliers of products, materials, and components and are otherwise subject to raw material supply variability with our suppliers which may impact our ability to meet commitments to customers and cause us to incur significant liabilities.
Each of our business segments depends on third parties for the supply of certain materials, components, and services for products we manufacture and those manufactured on our behalf, or sold through our ADI Global Distribution business, some of which are supplied by single or limited source suppliers/manufacturers. Our business, results of operations, financial condition and cash flows have in the past been and could in the future continue to be adversely affected by disruptions in supply from our third-party suppliers and manufacturers, whether due to work stoppages, cyberattacks, component failures, natural disasters, pandemics, economic, political, financial or labor concerns, weather conditions affecting products or shipments or transportation disruptions or other reasons, or if suppliers lack sufficient quality control or if there are significant changes in their financial or business condition or otherwise. If we are required to find alternative sources of supply, qualification of alternative suppliers and the establishment of reliable supplies could result in delays and possible loss of sales, which may have a material adverse effect on our business, results of operations, and financial condition.
Our ability to manage inventory and meet delivery requirements have in the past and could in the future be constrained by our suppliers’ inability to scale production and adjust delivery of long lead-time products during times of volatile demand. Our inability to fill our supply needs would jeopardize our ability to fulfill our contractual obligations.
With respect to our ADI Global Distribution segment, terminations of supply or services agreements or a change in terms or conditions of sale from one or more of our key manufacturers have in the past and could in the future negatively affect that segment’s operating income and margins, net revenue, or the level of capital required to fund operations. Manufacturers who currently distribute their products through our ADI Global Distribution business have in the past and could in the future decide to shift to or substantially increase their existing distribution with other distributors, their own dealer networks, or directly to resellers or end-users. This could result in more intense competition, which could have an adverse impact on our ADI Global Distribution business, financial condition, results of operations, and cash flows. In addition, our ADI Global Distribution business may not be able to acquire from manufacturers or additional supply chains certain product lines that we are interested in adding to our distribution business, and if even we are able to add products, they may not result in sales as expected and may not be profitable to the overall business.
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

The consummation of any particular acquisition may depend, in part, on our ability to raise the capital necessary to fund such acquisition which may not be available to us at all or on economically advantageous terms. In addition, if we consummate an acquisition, our capitalization and results of operations may change significantly. Future acquisitions could result in gross and/or operating income dilution, the incurring of additional debt or equity issuances and contingent liabilities, and an increase in interest and amortization expenses or periodic impairment expenses related to goodwill and other intangible assets and significant charges relating to integration costs.

For example, we acquired the Snap One business in June 2024 and are integrating this business into our ADI Global Distribution segment. The Snap One business relies on integrators who are certified and trained in the Control4 proprietary smart living solutions to sell and install its solutions. In addition, these solutions are designed to interoperate with a wide range of third-party products and applications which we do not own or control and which must be supported in order for

Resideo Technologies, Inc.
our Control4 proprietary solutions to succeed. The Snap One business also relies heavily on suppliers located in China, Taiwan and Southeast Asia for supply of their exclusive brands, increasing our exposure to potential political and trade instability tensions. The Snap One business is subject to many of the same risks that impact our ADI Global Distribution business. The success of the acquisition will depend on our ability to integrate the business into our ADI Global Distribution segment and also manage these additional risks.

We may not be successful in effectively identifying all risks of an acquired business, integrating the acquired business or technology into our existing business, or realizing the benefits expected at acquisition. Our due diligence may fail to identify all of the liabilities or challenges of an acquired business, product, software, service, or technology, including issues related to intellectual property, product quality or product or software architecture, regulatory compliance practices, revenue recognition, or other accounting practices or employee, customer, or supplier issues. We may not be able to achieve expected operational synergies or savings, or any growth targets identified in acquisition diligence. The successful integration of future acquisitions may also require substantial attention from our senior management and the management of the acquired business, which could decrease the time that they have to manage our existing portfolio, attract customers, and develop new products and services or attend to other acquisition opportunities.
Our business is subject to the risks of earthquakes, hurricanes, tornadoes, fires, power outages, floods, pandemics, epidemics, natural disasters, and other catastrophic events or other public health emergencies.
A significant natural disaster, such as an earthquake, hurricane, tornado, fire, flood, or a public health pandemic, or a significant power outage could harm our business, financial condition, cash flows, and results of operations. The impact of climate change may increase these risks due to changes in weather patterns, such as increases in storm intensity and frequency, sea-level rise, and temperature extremes in areas where we conduct our business. Extreme weather, natural disasters, power outages, global health crises, or other unexpected catastrophic events have in the past and could in the future disrupt our operations by impacting the availability and cost of materials needed for manufacturing, causing physical damage and partial or complete closure of our manufacturing sites or distribution centers, loss of human capital, and disruption in the manufacturing and supply of products and services to customers.
With respect to our Products and Solutions segment, we operate six manufacturing facilities in Mexico and rely on third-party manufacturing partners with manufacturing capabilities in Mexico. A significant portion of our finished products are manufactured in Mexican sites, several of which operate in water stressed environments. A significant natural disaster affecting the region could have a material and disproportionate impact on our ability to manufacture our products. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenue, consumers in that region may delay or forego purchases of our products and solutions in the region, which may harm our results of operations for a particular period. These risks may be increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of orders, or delays in the manufacture, deployment or shipment of our products and solutions, our business, financial condition, cash flows, and results of operations would be harmed, and if such event adversely affects our business and financial results, they may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
Market and economic conditions may adversely affect the economic conditions of our customers, demand for our products and services, and our results of operations.
Our business is affected by the performance of the global new construction and the repair and remodel construction industry. Geopolitical, social, and economic conditions could result in increased volatility in worldwide financial markets and economies that could harm our sales. Similarly, the slowing of the housing market may result in reduced demand for our products and services. Our markets are sensitive to changes in the regions in which we operate and are also influenced by cyclical factors such as interest rates, inflation, energy costs, availability of financing, consumer spending habits and preferences, new and resale housing market supply and demand, employment rates, and other macroeconomic factors over which we have no control, and which could adversely affect our business, financial condition, results of operations, and cash flows.
Failure to achieve and maintain a high level of product and service quality could damage our reputation with customers and negatively impact our results.
Product and service quality issues could result in a negative impact on customer confidence in our Company, our products and our brand image. If our offerings do not meet applicable legal and safety standards or our customers’ expectations regarding safety or quality, or if our products are improperly designed, manufactured, packaged, or labeled, or are otherwise alleged to cause harm or injury, we may need to recall those items, experience increased warranty costs or lost

Resideo Technologies, Inc.
sales, and increased costs and exposure to legal, financial, and reputational risks including litigation and government enforcement action, as well as product liability claims. Such actions may damage our relationship with our customers which may result in a loss of market share. Additionally, the financial expenses related to such events may not be covered by our insurance or may be subject to deductibles. We have had instances in the past and may in the future be unable to obtain indemnity or reimbursement from our suppliers or other third parties for the warranty costs or liabilities associated with our products and there can be no assurance that we will have adequate reserves to cover any recalls and repair and replacement costs. We have in the past experienced, and may in the future experience, product recalls and litigation related to our products or services, none of which have been material to date. A significant product recall, warranty claim, or product liability case, especially with respect to our security and life safety-related products or services, could also result in adverse publicity, damage to our reputation, and a loss of consumer confidence in our products and services. We rely on qualified installers and integrators to sell and install many of our products and solutions for end-users and if our solutions are not properly installed they may fail to operate as intended which could adversely impact our reputation and consumer confidence in our products and solutions and otherwise expose us to financial liability and adversely effect our business, results of operations, and financial condition.
We may not be able to retain or expand relationships with certain significant customers.
A number of our customers contribute significantly to our net revenue and operating income. Consolidation, change of control, or termination of the contractual relationships with any of these customers, particularly among our OEM customers (and in certain instances, their authorized dealers), or a decision by any one or more of our customers to outsource all or most manufacturing work to a single equipment manufacturer, or to partner with third parties has in the past and may in the future continue to concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on a smaller number of customers. We generally have to qualify, and are required to maintain our status, as a supplier for each of our OEM customers. A significant failure or an inability to comply with customer specifications and manufacturing requirements or delays or other problems with existing or new products or inability to meet price requirements could result in cancelled orders, increased costs, loss of sales, market share shift, loss of customers or potential breaches of contracts, which have had and could in the future have an adverse effect on our profitability and results of operations. By virtue of certain customers’ size and the significant portion of revenue that we derive from them, they can exert significant influence in the negotiation of our commercial agreements and the conduct of our business with them which could adversely affect our profitability. If consolidation among our retailers, distributors, or other channel partners who purchase our products becomes more prevalent, our business, results of operations and financial conditions could be adversely affected.
Failure to increase productivity through sustainable operational improvements, as well as an inability to successfully execute transformation programs or to effectively manage our workforce, may reduce our profitability or adversely impact our businesses.
Our profitability and margin growth are dependent upon our ability to drive sustainable improvements. We seek productivity and cost savings benefits through our ongoing transformation, restructuring, and other programs, such as consolidation and outsourcing of manufacturing operations or facilities, reductions in manufacturing shifts, transitions to cost-competitive regions, workforce optimizations, product line rationalizations and divestitures, and other cost-saving initiatives. Risks associated with these actions that we have in the past or may in the future experience include delays in execution of the planned initiatives, additional unexpected costs, asset impairments, realization of fewer than estimated productivity improvements, reduced ability to manage supply chain anomalies, employment claims, and adverse effects on employee morale leading to reduced production and unanticipated departures. We may not realize the full operational or financial benefits we expect, the recognition of these benefits may be delayed and these actions may potentially disrupt our operations. In addition, organizational changes, attrition, labor relations difficulties, or work stoppages could have an adverse effect on our business, reputation, financial condition, results of operations, and cash flows.
We are subject to the economic, political, regulatory, foreign exchange, and other risks of international operations.
Our international revenue represented approximately 23% of our net revenue for the year ended December 31, 2024. Our international geographic footprint subjects us to many risks including but not limited to: exchange control regulations; wage and price controls; antitrust/competition and environmental regulations; employment regulations; foreign investment laws; monetary and fiscal policies and protectionist measures that may prohibit acquisitions or joint ventures, establish local content requirements, or impact trade volumes; import, export and other trade restrictions (such as embargoes); tariffs; violations by our employees of anti-corruption laws (despite our efforts to mitigate these risks); changes in regulations regarding transactions with state-owned enterprises; nationalization of private enterprises; natural and man

Resideo Technologies, Inc.
made disasters, hazards and losses; backlash from foreign labor organizations related to our restructuring actions; violence; civil and labor unrest; acts of terrorism; and our ability to hire and maintain qualified staff and maintain the safety of our employees in these regions.

Additionally, certain of the markets in which we operate have adopted increasingly strict requirements concerning personal and non-personal data, privacy, and cybersecurity. These requirements may negatively affect our ability to maintain, develop, sell and advertise our products and our services, may limit our ability to derive revenue from data, may require us to disclose product and services data to our competitors, may cause us to incur additional expense in obtaining mandatory or quasi-mandatory certifications, and may restrict our ability to transfer data internationally.

With respect to our Products and Solutions segment, we operate six manufacturing facilities in northern Mexico, a country that periodically experiences heightened civil unrest or may experience trade disputes with the U.S., both of which could cause a disruption of the supply of products to or from these facilities. Some of our Mexican facilities are authorized to operate as Maquiladoras by the Ministry of Economy of Mexico. Maquiladora status allows us to temporarily import raw materials into Mexico, provided that such items, after processing, are exported from Mexico within a stipulated time frame. Maquiladora status is subject to various restrictions and requirements, including compliance with the terms of the Maquiladora program and other local regulations, which have become stricter in recent years. In addition, if the Mexican government adopts additional adverse changes to the program, including nationalization, our manufacturing costs in Mexico would increase.

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

We operate in many diverse regions that require modifications to our products based on local building codes, regulations, standards, certifications, and other factors, which may impact our cost to serve and profitability as we continue our penetration into these regions.

We rely on a dependable information technology (“IT”) infrastructure and network operations that have adequate cybersecurity functionality.
The efficient operation of our business requires substantial investment in technology infrastructure systems, including enterprise resource planning systems, information systems, supply chain management systems, digital commerce systems, and connected solutions platforms and network operations and systems. The failure to acquire, implement, maintain, and upgrade these systems may impact our ability to respond effectively to changing customer expectations, manage our business, scale our solutions effectively, or impact our customer service levels, which may put us at a competitive disadvantage and negatively impact our business, results of operations, financial condition, and cash flows. In connection with our recent acquisition of the Snap One business, we are in the process of consolidating and integrating our ADI and Snap One enterprise applications. We may not be able to successfully implement or consolidate all systems without delays related to resource constraints or challenges with the critical implementation process. Repeated or prolonged interruptions of service, due to cyber threats or problems with our systems or third-party technologies, such as that experienced globally by virtue of the CrowdStrike outage, whether or not in our control, could have a significant negative impact on our reputation and our ability to sell products and services. Our business, results of operations, financial condition, and cash flows may be adversely affected if our information systems fail, become unavailable for prolonged periods of time, are corrupted or do not allow us to transmit accurate information. Failure to properly or adequately address these issues, including the failure to fund backups, upgrades, and improvements to our systems, could impact our ability to perform necessary business operations, which could adversely affect our reputation, competitive position, business, results of operations, financial condition, and cash flows. Our ability to keep our business operating is highly dependent on the proper and efficient operation of our and third party data centers, networks, and data backup systems. In addition, a significant portion of our employees are engaged in remote or hybrid work from their homes, which further exposes our IT systems to potential cyber interference and disruption of work activities based on availability and performance of internet access in the regions in which our employees reside.
Our IT and engineering systems contain sensitive information, including personal data, trade secrets, and other proprietary information. In addition, our connected products potentially expose our business and customers to cybersecurity threats. As a result, we have experienced and may in the future be subject to systems interruption, data corruption, data loss, and service and product failures, not only resulting from the failures of our products or services but also from the failures of

Resideo Technologies, Inc.
third-party service providers, natural disasters, power shortages or terrorist attacks, and cyber or other security threats. There is no assurance that the comprehensive security measures we have put in place to protect our IT and engineering systems, services, and products against unauthorized access and disclosure of personal data or confidential or trade secret information will be effective in every case.
We have experienced, and expect to continue to experience, cybersecurity threats and incidents, none of which, to our knowledge, have been material to date. The potential consequences to any of our connected solutions platforms, data centers, or network operations and systems resulting from a material cyber or other security incident such as a successful ransomware attack or malicious publication of confidential information, trade secrets, or personal data include financial loss, reputational and brand impact, negative media coverage, loss of stockholder value, loss of customers, litigation with third parties, including class-action litigation, regulatory investigations, audits, or other enforcement actions, theft of intellectual property, fines, regulatory reporting for data breaches, and increased cyber and other security protection and remediation costs due to the increasing sophistication and proliferation of threats, which in turn could adversely affect our competitiveness, business, financial condition, results of operations, and cash flows. In addition, damages, fines and claims arising from such incidents may not be covered by, or may exceed the amount of any insurance available or may not be insurable.
Enhanced tariff, import/export restrictions, or other trade barriers may have an adverse impact on global economic conditions.

We are subject to certain laws and regulations affecting our international operations which, among other things, provide certain preferential duties and tariffs for qualifying imports subject to compliance with the applicable rules of origin and other requirements. There have been, and continue to be, uncertainties with respect to the global economy and trade relations between the U.S. and other countries globally. Implementation of more restrictive trade policies or the renegotiation of existing U.S. trade agreements or trade agreements of other countries where we sell, procure, or manufacture large quantities of products and services or procure supplies and other materials incorporated into our products could negatively impact our business results of operations, cash flows, and financial condition. Tariffs, sanctions and other barriers to trade could adversely affect the business of our customers and suppliers, which could in turn negatively impact our net revenue and results of operations.

There is currently significant uncertainty about the future relationship between the United States and various other countries, including China, Mexico, Canada, and the European Union, with respect to trade policies, treaties, tariffs, and customs duties and taxes. If tariffs, trade restrictions or trade barriers are expanded, increased, or interpreted by a court or governmental agency to apply to more of our products, then our exposure to future taxes and duties on such imported products and components could be significant and could have a material effect on our financial results and we may be required to raise prices on certain imported products and services. We and our distribution business suppliers import goods, components, and materials into the United States from some of the regions where such tariffs may apply. Such actions or similar actions, and any countermeasures taken in response to such actions, could impact our costs of goods and results of operations.

In addition, the U.S. federal government, as well as other governments including the United Kingdom and European Union, have imposed certain restrictions on the licensing, use and import, and export of certain surveillance, networking, telecommunications, and other equipment manufactured by certain of our suppliers based in China for our ADI Global Distribution business, which may require us to find additional sources of end-user products and result in higher costs. We have in the past had inquiries from the U.S. federal government regarding these sales of certain Chinese made products in the U.S., which inquiries could impact our business reputation.

We cannot predict the extent to which the U.S. or other countries will impose new or additional quotas, duties, tariffs, taxes, or other similar restrictions upon the import or export of our products in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The continuing adoption or expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could have a material adverse effect on our business, operating results, and financial condition.
We are subject to risks associated with the Reimbursement Agreement, pursuant to which we are required to make substantial cash payments to Honeywell, measured in substantial part by reference to estimates by Honeywell of certain of its liabilities.

Resideo Technologies, Inc.
In connection with the Spin-Off, we entered into an agreement with Honeywell, pursuant to which we have obligations to make cash payments to Honeywell for certain Honeywell environmental liabilities (“Reimbursement Agreement”). Refer to Note 15. Commitments and Contingencies to Consolidated Financial Statements. In each calendar quarter, our ability to pay dividends and repurchase capital stock, or take other material corporate actions, in such calendar quarter are restricted until any amounts payable under the Reimbursement Agreement in such quarter are paid to Honeywell and we are required to use available restricted payment capacity under our debt agreements to make payments in respect of any such amounts. Payment of deferred amounts and certain other amounts could cause the amount we are required to pay under the Reimbursement Agreement in respect of liabilities arising in any given calendar year to exceed $140 million. All amounts payable under the Reimbursement Agreement are guaranteed by certain of our subsidiaries that act as guarantors under our principal credit agreement, subject to certain exceptions. Under the Reimbursement Agreement, we are subject to certain of the affirmative and negative covenants that are substantially similar to those presently included in our principal credit agreement. Further, pursuant to the Reimbursement Agreement, our ability to (i) amend or enter into waivers under our principal credit agreement or our indenture, (ii) enter into another credit agreement or indenture or make amendments or waivers thereto, or (iii) enter into or amend or waive any provisions under other agreements, in each case, in a manner that would adversely affect the rights of Honeywell under the Reimbursement Agreement, may be limited or subject to Honeywell’s prior written consent. The covenants contained in the Reimbursement Agreement and/or the consent right described in the preceding sentence may significantly limit our ability to engage in many types of significant transactions on favorable terms (or at all), including, but not limited to, equity and debt financings, liability management transactions, refinancing transactions, mergers, acquisitions, joint ventures, and other strategic transactions. The Reimbursement Agreement may have material adverse effects on our liquidity and cash flows and on our results of operations, regardless of whether we experience a decline in net revenue. The Reimbursement Agreement may also require us to accrue significant long-term liabilities on our Consolidated Balance Sheets, the amounts of which will be dependent on factors outside our control, including Honeywell’s responsibility to manage and determine the outcomes of claims underlying the liabilities. This may have a significant negative impact on the calculation of key financial ratios and other metrics that are important to investors, rating agencies, and securities analysts in evaluating our creditworthiness, and the value of our securities. Although we will have access to information regarding these liabilities as we may reasonably request for certain purposes, as well as the ability to participate in periodic standing meetings with Honeywell’s remediation management team responsible for management of the underlying claims, the payment obligations under the Reimbursement Agreement relate to legal proceedings, costs, and remediation efforts that we will not control, and we accordingly do not expect to be able to make definitive decisions regarding settlements or other outcomes that could influence our potential related exposure.
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
Addressing stakeholder expectations and regulatory requirements relating to environmental, social and governance (“ESG”) matters requires an investment of time, money, and other resources. We have periodically communicated our strategies, commitments, and targets related to ESG matters through the issuance of an ESG report. Although we are committed to these strategies and targets, we may be unable to achieve them due to impacts on resources, operational costs, regulatory changes, and technological advancements. Furthermore, investor and other stakeholder expectations relating to ESG matters change and evolve over time. Any failure or perceived failure by us to achieve our strategies or targets or otherwise respond to stakeholder expectations could adversely impact our business and reputation.

Risks Relating to Legal and Regulatory Matters
Failure to comply with the broad range of standards, laws, and regulations in the jurisdictions in which we operate may result in exposure to substantial disruptions, costs, and liabilities.
Applicable laws and regulations impose complex, stringent, and costly compliance activities, including but not limited to environmental, health, and safety protection standards and permitting, labeling and other requirements regarding, among other things, electronic and wireless communications, air emissions, wastewater discharges, the use, handling, and disposal of hazardous or toxic materials, remediation of environmental contamination, anti-money-laundering and anti-corruption,

Resideo Technologies, Inc.
antitrust and competition law concerns, data security, data protection and data privacy, consumer protection and working conditions, and benefits for and compensation of our employees. We may also be affected by future standards, laws, or regulations, including those imposed in response to cybersecurity, energy, decarbonization, climate change, product functionality, geopolitical, corporate social responsibility, data privacy, artificial intelligence, new types of online advertising, or similar concerns. We expect that the growth of our business may depend on our development of new technologies in response to such regulations and laws. These standards, laws, or regulations may further impact our costs of operation, the sourcing of raw materials, and the manufacture, design, redesign, and distribution of our products and place restrictions and other requirements on the products and solutions we can sell. The net revenue and margins of our business are directly impacted by government regulations, including safety, performance, and product certification regulations, particularly those driven by customer demands, as well as changes in trade agreements, tariffs, and environmental and energy efficiency standards. We have in the past been subject to and in the future may be subject to various claims, including legal and regulatory claims arising in the normal course of business. Such claims may include without limitation employment and benefits claims, product recall, personal injury, network security, breaches of or other non-compliance with cybersecurity, data protection, data privacy, or advertising and marketing regulations, or property damage claims resulting from the use of our products, services, or solutions, as well as exposure to hazardous materials, contract disputes, or intellectual property disputes. The actual costs of resolving legal claims may be substantially higher or lower than the level of insurance coverage we hold and/or the amounts accrued for such claims or may be excluded from coverage. In the event of unexpected future developments, it is possible that the ultimate resolutions of such matters could be unfavorable.
Various laws and regulations as well as contracts we have entered into with third parties apply to the collection, processing, transfer, disposal, disclosure, and security of personal data and other types of regulated data, including obligations concerning clear, accurate, and transparent data use practices and advertising that is not misleading.
The interpretation and application of many privacy and data protection laws and regulations around the world may be inconsistent with our existing data use, management, and retention practices, public descriptions thereof or the features of our products and services. Any such new laws or regulations, any changes to existing laws and regulations, and any such interpretation may affect demand for our products and services, impact our ability to effectively transfer data across borders or advertise our products and services in support of our business operations, or increase the cost of providing our products and services. Additionally, any actual or perceived breach of such laws or regulations may subject us to claims and may lead to administrative, civil, or criminal liability, as well as fines and reputational harm. We could also be required to fundamentally change our business activities and practices, or modify or re-design our products and services, which could have an adverse effect on our business, financial condition, results of operations, and cash flows. Claims or lawsuits related to cybersecurity, advertising, marketing, data protection or data privacy initiated by governmental bodies, customers, or other third parties, whether meritorious or not, could be time consuming, result in costly regulatory proceedings, litigation, fines and other liabilities, or require us to change our business practices, sometimes in expensive ways. Unfavorable publicity regarding our privacy practices could injure our reputation, harm our ability to keep existing customers or attract new customers, or otherwise adversely affect our business, assets, revenue, brands, and reputation.
Changes in laws, regulations, or government enforcement of policies concerning the environment, the discovery of previously unknown contamination or new technology or information related to individual contaminated sites owned or operated by Resideo, the establishment of stricter state or federal toxicity standards with respect to certain contaminants, or the imposition of new clean-up requirements or remedial techniques, could require us to incur additional currently unanticipated costs in the future that would have a negative effect on our business, financial condition, results of operations, and cash flows.
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
In the ordinary course of business, we may make certain commitments, including representations, warranties, and indemnities relating to current and past operations, and issue guarantees of third-party obligations. We have in the past and may in the future be subject to various lawsuits, investigations, or disputes arising out of the conduct of our business, including matters relating to public disclosure and reporting, commercial transactions, government contracts, product liability, prior acquisitions and divestitures, labor and employment matters, employee benefit plans, intellectual property, and environmental, health and safety matters.

Resideo Technologies, Inc.
We have incurred, and may continue to incur, significant costs in connection with some or all of these matters.

While we maintain or may otherwise have access to insurance for certain risks, certain risks may be excluded and the amount of our insurance coverage may not be adequate to cover the total amount of all insured claims, legal fees, costs, and liabilities and we may have to satisfy high insurance retentions. The incurrence of significant liabilities for which there is no or insufficient insurance coverage (or where there is available insurance but high retention levels) could adversely affect our liquidity and financial condition, results of operations, and cash flows.
As described in Note 15. Commitments and Contingencies to Consolidated Financial Statements, we are subject to potentially material liabilities related to the investigation and cleanup of environmental hazards and to claims of personal injuries or property damages that may arise from hazardous substance releases and exposures. These liabilities arise out of our current and past operations and the operations and properties of predecessor companies (including off-site waste disposal). We are also subject to potentially material liabilities related to compliance of Resideo owned sites with the requirements of various federal, state, local, and foreign governments that regulate the discharge of materials into the environment and the generation, handling, storage, treatment, and disposal of and exposure to hazardous substances. If we are found to be in violation of these laws and regulations, we may be subject to substantial fines, criminal sanctions, trade restrictions, product recalls, public exposure, and be required to install costly equipment or make operational changes to achieve compliance with such laws and regulations.
Risks related to the Spin-Off, our agreements and our relationships with Honeywell
In connection with the Spin-Off, we entered into the Tax Matters Agreement with Honeywell, pursuant to which we are responsible and will indemnify Honeywell for certain taxes, including certain income taxes, sales taxes, VAT, and payroll taxes, relating to the business for all periods, including periods prior to the consummation of the Spin-Off (“Tax Matters Agreement”). Refer to Note 15. Commitments and Contingencies to Consolidated Financial Statements.
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
We may have disputes with Honeywell regarding the allocation of tax related liabilities between us and Honeywell under the Tax Matters Agreement. While we maintain reserves for potential liabilities arising under the Tax Matters Agreement, to the extent we are obligated to indemnify Honeywell for tax related liabilities in respect of matters that are not reserved or in excess of reserved amounts, including upon resolution of any dispute with Honeywell, such payments could have a material adverse effect on our business, financial condition, and cash flows.
In addition, conflicts of interest have arisen in the past and may in the future arise with Honeywell in a number of areas relating to our past and ongoing relationships, including: tax, employee benefit, indemnification, and other matters arising from our separation from Honeywell; intellectual property matters; interpretations of contractual arrangements; and business combinations involving our Company.
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

Resideo Technologies, Inc.
control of Resideo or the sale of any interests in any subsidiary of Resideo may impact our ability to enter into transactions that are otherwise in the best interests of our stockholders.
We and Honeywell also have had and may in the future have disputes under the agreements and related exhibits entered into in connection with the Spin-Off. In addition, because of their former positions with Honeywell, certain of our executive officers, own equity interests in Honeywell. Continuing ownership of Honeywell stock and equity awards could appear to create potential conflicts of interest if our Company and Honeywell face decisions that could have implications for both our Company and Honeywell.
The terms of our debt documents may impose restrictions on our business and our operations require substantial capital and we may not be able to obtain additional capital that we need in the future on favorable terms or at all.
The terms of our varied indebtedness include a number of restrictive covenants that impose significant operating and financial restrictions on us and limit our ability to engage in actions that may be in our long-term best interests, including actions such as incurring additional indebtedness, paying dividends, making investments or acquisitions, selling or transferring certain assets, and other corporate actions. If market changes, economic downturns, or other negative events occur, our ability to comply with these covenants may be impaired. A breach of any of these covenants could result in an event of default under the terms of our indebtedness, giving lenders the right to accelerate the repayment of such debt, which could adversely affect our business, financial condition, results of operations, and cash flows. Additionally, we might not have, or be able to obtain, sufficient funds to make these accelerated payments, and lenders could then proceed against any collateral. Any new indebtedness could have similar or greater restrictions. As a result of these restrictions, we may be limited in how we conduct our business and pursue our strategy, unable to raise additional debt financing to operate during general economic or business downturns, or unable to compete effectively or to take advantage of new business opportunities.
We may require additional capital in the future to finance our growth and development, upgrade and improve our manufacturing capabilities, implement further marketing and sales activities, fund ongoing research and development activities, satisfy regulatory and environmental compliance obligations and national approvals requirements, satisfy obligations under the Reimbursement Agreement, fund acquisitions, pay preferred stock dividends to the extent we choose to settle these dividends in cash, and meet general working capital needs. If our access to capital were to become constrained significantly, or if costs of capital increased significantly, due to lowered credit ratings, increased interest rates, prevailing business conditions, financial leverage, the volatility of the capital markets, decreased investor interest, or other factors, our business, financial condition, results of operations, and cash flows could be adversely affected and our ability to fund future development and acquisition activities could be impacted.
We believe that we have adequate capital resources to meet our projected operating needs, capital expenditures, and other cash requirements, including payments to Honeywell under the Reimbursement Agreement. However, we may need additional capital resources in the future and if we are unable to obtain sufficient resources for our operating needs, capital expenditures, and other cash requirements for any reason, our business, financial condition, and results of operations could be adversely affected.
Risks Relating to Our Common Stock and the Securities Market
Our stock price has been volatile; stockholder’s percentage ownership in our Company may be diluted in the future.
The market price of our common stock has been volatile in the past and may be volatile in the future. The market price of our common stock may be significantly affected by the following factors: actual or anticipated fluctuations in our operating results; changes in financial estimates by securities analysts or our failure to perform in line with such estimates; announcements by us or our competitors of significant technical innovations, acquisitions, divestitures, strategic partnerships, joint ventures, or capital commitments; the loss of, or decrease in sales to, one or more key customers; global macroeconomic conditions; and departures of key personnel.

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

In addition, our Amended and Restated Certificate of Incorporation (“our Certificate”) authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock, which may have preferences over our

Resideo Technologies, Inc.
common stock with respect to dividends and distributions, as our Board may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. Refer to the risk factor “The preferred stock issued in connection with the Snap One transaction has rights, preferences, and privileges that are not held by, and are preferential to, the rights of our common stock and has reduced the relative voting power of the holders of our common stock.” Similarly, the repurchase or redemption rights or liquidation preferences that we could assign to holders of preferred stock could affect the residual value of our common stock.
The preferred stock issued in connection with the Snap One transaction has rights, preferences, and privileges that are not held by, and are preferential to, the rights of our common stock and has reduced the relative voting power of the holders of our common stock.
In June 2024, we issued 500,000 shares of Series A Cumulative Convertible Participating Preferred Stock, par value $0.01 per share (the “Preferred Stock”), to CD&R Channel Holdings, L.P. (the “CD&R Stockholder”), an entity affiliated with the investment firm Clayton, Dubilier & Rice LLC, pursuant to an Investment Agreement dated April 14, 2024. The proceeds of the issuance were used to partially finance the Snap One transaction. The Preferred Stock is convertible perpetual participating preferred stock of Resideo. Refer to Note 20. Stockholders’ Equity to Consolidated Financial Statements for a description of the material terms of the Preferred Stock, including with respect to conversion rights, voting rights, dividend rights, anti-dilution adjustments and the Company’s optional redemption rights.
Certain of the preferential rights belonging to the Preferred Stock could result in divergent interests between the holders of the Preferred Stock and our common shareholders. In addition, our obligations to pay regular dividends to the holders of the Preferred Stock (which we may elect to pay in cash or in-kind) or the exercise of any of our optional redemption rights with respect to the outstanding Preferred Stock could, if paid in cash, impact our liquidity and reduce the amount of cash available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes
The CD&R Stockholder holds a significant equity interest in our business and may exercise influence over us, including through its ability to designate up to two directors to our board of directors, and its interests as a preferred equity holder may diverge from, or even conflict with, the interests of our other holders of our common stock
The CD&R Stockholder beneficially owns shares of our common stock and Preferred Stock, which, taken together on an as-converted basis, represent approximately 11% of our total voting power based on CD&R’s Schedule 13-D filed November 7, 2024 and total shares outstanding as of February 12, 2025. As a result, the CD&R Stockholder may have the indirect ability to influence our policies and operations. In addition, under the Investment Agreement, the CD&R Stockholder is entitled to appoint up to two directors to our board of directors, subject to specified minimum ownership requirements. Both Nathan K. Sleeper and John Stroup, partners at CD&R, currently serve as directors. With such representation on our board of directors, the CD&R Stockholder has influence over the appointment of management and any action requiring the vote of our board of directors, including significant corporate action such as mergers and sales of substantially all of our assets. Additionally, for so long as the CD&R Stockholder owns Preferred Stock, certain matters will require the approval of the CD&R Stockholder, including: (1) amendments to our certificate of incorporation, the certificate of designations for the Preferred Stock or our bylaws that would alter or change the terms or the powers, preferences, rights, or privileges of the Preferred Stock as to affect them adversely; (2) authorizing, creating, increasing the authorized amount of, or issuing any class or series of equity securities that rank senior to or on party with the Preferred Stock; (3) increasing or decreasing the authorized number of shares of Preferred Stock; (4) amending certain debt financing documents to include limitations on our ability to accrue dividends on the Preferred Stock that are more restrictive in any material respect than those set forth in our existing debt financing documents; or (5) adopting any plan of liquidation or filing any voluntary petition for bankruptcy, receivership, or any similar proceeding. The CD&R Stockholder and its affiliates are in the business of making or advising on investments in companies, including businesses that may directly or indirectly compete with certain portions of our business. In addition, the CD&R Stockholder may have an interest in pursuing acquisitions, divestitures, financings, or other transactions that, in their judgment, could enhance their overall equity investment and have a negative impact to holders of our common stock as a whole.
Certain provisions in our governing documents may discourage takeovers.
Several provisions of our governing documents and Delaware law may discourage, delay, or prevent a merger or acquisition. These provisions include: our stockholders are not permitted to act by written consent; advance notice requirements for stockholder nominations and proposals; limitations on the persons who may call special meetings of stockholders and limitations on our ability to enter into business combination transactions.

Resideo Technologies, Inc.
These and other provisions of our governing documents and Delaware law may discourage, delay, or prevent certain types of transactions involving an acquisition or change in control of our Company, including unsolicited takeover attempts, even though the transaction may offer our stockholders the opportunity to sell their shares of our common stock at a price above the prevailing market price.
General Risk Factors
We depend on the recruitment and retention of qualified personnel, and our failure to attract and retain such personnel could adversely affect our business, financial condition, results of operations, and cash flows.
Our future performance is highly dependent upon the continued services of our employees and management who have significant industry expertise, including our engineering and design personnel and trained sales force. Our performance is also dependent on the development of additional personnel and the hiring of new qualified personnel for our operations. Competition for qualified personnel in our markets is intense; many locations in which we operate have seen competition for talent and increases in wages, and we may not be successful in attracting or retaining qualified personnel. The loss of key employees, our inability to attract new qualified employees or adequately train employees, or the delay in hiring key personnel could negatively affect our business, financial condition, results of operations and cash flows. In 2024 our CEO announced his intention to retire from the Company in 2025 and we are currently engaged in succession planning. There can be no guarantee that we will be able to recruit and retain a new CEO who has the necessary skill sets and capabilities required to lead the Company, nor can we guarantee the timeline required for such recruitment.
Our effective tax rate will be affected by factors including changes in tax rules, and in the interpretation and application of those rules, in the countries in which we operate.
Our future results of operations could be adversely affected by changes in the effective tax rate as a result of changes to the various statutory tax rates and rules to which we are subject and other factors outside our control. Our tax expense includes estimates of tax reserves and reflects other estimates and assumptions, including assessments of our future earnings which could impact the valuation of our deferred tax assets. Changes in tax laws or regulations may adversely impact our provision for income taxes. In December 2022, the European Union (EU) approved a directive requiring member states to incorporate a 15% global minimum tax into their respective domestic laws effective for fiscal years beginning on or after December 31, 2023. In addition, several non-EU countries have proposed and/or adopted legislation consistent with the global minimum tax framework, such as Switzerland. Important details of these minimum tax developments are still to be determined and, in some cases, enactment and timing remain uncertain. Based on current legislation and available guidance, we do not anticipate the Pillar Two global minimum tax to have a material impact on our financial condition, results of operations, cash flows, or effective tax rate in this fiscal year. The Company continues to assess the overall impact of potential changes as developments occur, consistent with our practice of monitoring all tax law changes.
Currency exchange rate fluctuations and financial counterparty risks may adversely affect our results.
We are exposed to a variety of market risks, including the effects of changes in currency exchange rates. Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Approximately 23% of our 2024 net revenue was derived outside the U.S., and we expect sales to non-U.S. customers to continue to represent a similar portion of our consolidated net revenue. A significant amount of our payment obligations, including pursuant to the Reimbursement Agreement, Tax Matters Agreement, and our debt obligations are denominated in U.S. dollars, which exposes us to foreign exchange risk. Finally, we generate significant amounts of cash outside of the U.S. that are invested with foreign financial counterparties.
Although we may enter into currency exchange contracts to reduce our risk related to currency exchange fluctuations, changes in the relative fair values of currencies occur from time to time and may, in some instances, have a material impact on our operations. We do not currently hedge against our currency exposure and, therefore, our business will continue to be susceptible to currency fluctuations. While we employ comprehensive controls regarding global cash management, a material disruption to the counterparties with whom we transact business could expose us to financial loss.
We also translate assets, liabilities, revenue, and expenses denominated in non-U.S. dollar currencies into U.S. dollars for our Consolidated Financial Statements based on applicable exchange rates. Consequently, fluctuations in the value of the U.S. dollar compared to other currencies may have a material impact on the value of these items in our Consolidated Financial Statements, even if their value has not changed in their original currency.

Resideo Technologies, Inc.
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
We test, at least annually, the carrying value of goodwill for impairment, as discussed in Note 2. Summary of Significant Accounting Policies to Consolidated Financial Statements. We review other intangible assets and long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results. If the assumptions used in our analysis are not realized or if there was an adverse change in facts and circumstances, it is possible that an impairment expense may need to be recorded in the future. If the fair value of our reporting units falls below their carrying amounts because of reduced operating performance, market declines, changes in the discount rate, or other conditions, expenses for impairment may be necessary. Any such expenses may have a material negative impact on our results of operations. There were no material impairment expenses taken during the years ended December 31, 2024, 2023, and 2022.
We may be required to make significant cash contributions to our defined benefit pension plans.
We sponsor defined benefit pension plans under which certain eligible employees will earn pension benefits. We have plans in several countries including the U.S., the terms of which require that such qualified defined benefit pension plans maintain certain capitalization levels. Changes in discount rates and actual asset returns different than our anticipated asset returns can result in significant non-cash actuarial gains or losses. With regard to cash pension contributions, funding requirements for our pension plans are largely dependent upon interest rates, actual investment returns on pension assets, and the impact of legislative or regulatory changes related to pension funding obligations. Our future required pension plan contributions may be material and could adversely impact our financial condition, cash flows, and results of operations. We may need to make pension plan contributions in future periods sufficient to satisfy funding requirements.
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
We have implemented an Enterprise Risk Management (“ERM”) program, managed by members of senior management, to identify, assess, and monitor key risks that are aligned with our strategic and business objectives. Our policies and processes are based on recognized frameworks established by the National Institute of Standards and Technology (“NIST”), the International Organization for Standardization and other applicable industry standards. We apply NIST best practices in how we implement security and privacy controls. We use NIST to define our practice in conducting risk assessments as well as to define our approach in managing internet of things (“IOT”) device security. We have identified various cybersecurity risks that could adversely affect our business, results of operations, and financial condition, including violation of privacy laws; intellectual property theft; fraud; business interruption or ransomware; harm to customers or employees; and other legal and reputational risks.

Resideo Technologies, Inc.
Our Chief Information Security Officer (“CISO”) oversees our information security program, leading a team responsible for enterprise-wide cybersecurity strategy, policy, process, standards, and architecture. Our CISO holds an MBA in technology management and has over twenty-five years of technology leadership experience, along with other certifications in efficiency and project management. Beyond the CISO, the security team in charge of incident management has a strong bench of experienced information security practitioners holding diverse degrees in science, technology, computer science, and mathematics. Members of the operations team have certifications such as the Certified Information Systems Security Professional (“CISSP”), Certified Information Security Manager (“CISM”), Offensive Security Certified Professional (“OSCP”), Certified Ethical Hacker, and many more. They all come from backgrounds that complement professions in security and all of them have at least several years of industry experience.

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

We use technical safeguards to protect our systems from cybersecurity threats, including firewalls and access controls. As part of our risk management practice, and given the rapidly changing regulatory landscape, we focus on making relevant privacy and cybersecurity training available to all employees, this includes mandatory training for all users on privacy and security best practices, as well as awareness training tied to our phishing campaigns. Topics included in our yearly training include best practices in password hygiene, phishing awareness, data privacy, and other focus areas. We periodically test our policies and practices to guard against cybersecurity threats and engage in audits, threat modeling, vulnerability testing, and table top exercises.

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

The Board and the committees of the Board oversee our risk profile and exposures relating to matters within the scope of their authority. Among other matters, the Audit Committee is charged with oversight of Resideo’s risks relating to enterprise-wide cybersecurity, including review of the state of the Company’s cybersecurity policies and programs and steps management has taken to monitor and control such exposures. Cybersecurity review with the CISO is a regular standing calendar item of the Audit Committee in connection with its overall ERM program oversight. In addition, our Audit Committee provides oversight of our product technology and software cybersecurity program. The Audit Committee, together with the CISO, provide the full Board with visibility into the risks that impact us and the plans to mitigate them. The CISO’s reports to the committees and the Board include insights on operations, business cyber risks, emerging threats and key strategic initiatives driving improved security capabilities, and special topics around what the Company is doing to strengthen Resideo’s security posture.

Resideo Technologies, Inc.
Item 2. Properties
Our corporate headquarters is located in Scottsdale, Arizona. The following table shows the types of sites owned or leased by business segment:

	Products and Solutions	ADI Global Distribution	Corporate	Total
Manufacturing	17	—	—	17
Distribution centers	4	24	—	28
Branches	—	198	—	198
Other	37	27	3	67
Totals	58	249	3	310
Other sites owned or leased include offices, engineering, lab, and storage sites used by the one or more of the business segments.
The following table shows the regional distribution of these sites:

	Americas	Asia Pacific	EMEA
Sites	218	12	80

With respect to our Products and Solutions segment, we operate six manufacturing facilities in Mexico and rely on third-party manufacturing partners with manufacturing capabilities in Mexico.

In addition to the above sites, we partner with third-party logistics that operate warehousing and transportation sites for some of our ADI Global Distribution products.

We believe our properties are adequate and suitable for our business as presently conducted and are adequately maintained.

Item 3. Legal Proceedings

We are subject to various lawsuits, investigations, and disputes arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employee matters, intellectual property, and environmental, health, and safety matters. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of adverse judgments of outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. We do not currently believe that such matters are material to our results of operations.

Refer to Note 15. Commitments and Contingencies to Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

Not applicable.

Resideo Technologies, Inc.
PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange under the symbol “REZI.” On February 12, 2025, there were 32,149 holders of record of our common stock and the closing price of our common stock on the New York Stock Exchange was $21.34 per share. As of February 12, 2025, approximately 148 million shares of our common stock and 0.5 million shares of our preferred stock were outstanding.
Dividends
We have never declared or paid any cash dividends on our common stock and we currently do not intend to pay cash dividends on our common stock. However, we are required to make preferred dividend payments under the terms of our Preferred Stock in cash or in-kind. We currently expect to retain any future earnings to fund the operation and expansion of our business, pay back debt obligations, or to repurchase our common stock. The Board’s decision regarding any future payment of dividends will depend on the consideration of many factors, including our financial condition, earnings, sufficiency of distributable reserves, opportunities to retain future earnings for use in the operation of our business and to fund future growth, capital requirements, debt service obligations, obligations under the Reimbursement Agreement, legal requirements, regulatory constraints, and other factors that the Board deems relevant. Additionally, the terms of the indebtedness we incurred in connection with the Spin-Off, obligations under the Reimbursement Agreement and other amounts owed to Honeywell under the Tax Matters Agreement, Trademark License, and Patent Cross-License Agreements, will limit our ability to pay cash dividends.
Issuer Purchases of Equity Securities

During the three months ended December 31, 2024, we did not make any common share repurchases. As of December 31, 2024, we had approximately $108 million of authorized repurchases remaining under our share repurchase program.

Stock Performance

The following graph shows a comparison through December 31, 2024 of the cumulative total returns for (i) our common stock, (ii) the S&P Small Cap 600 Index, and (iii) the S&P 400 Industrials assuming an initial investment of $100 in the stock or the index on December 31, 2019 and reinvestment of all dividends. This graph covers the period from December 31, 2019 through December 31, 2024. The returns in the graph are not intended to forecast or be indicative of possible future performance of our common stock.
Item 6. [RESERVED]

Resideo Technologies, Inc.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except per share amounts)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help readers understand the results of our operations and financial condition for the three years ended December 31, 2024, and should be read in conjunction with the Consolidated Financial Statements and the notes thereto contained elsewhere in this Form 10-K.

Overview and Business Trends
We are a leading global manufacturer, developer, and distributor of technology-driven sensing and controls products and solutions that help homeowners and businesses stay connected and in control of their comfort, security, energy use, and smart living. We are a leader in key product markets including home heating, ventilation, and air conditioning controls, smoke and carbon monoxide detection home safety and fire suppression, and security. Our global footprint serves residential and commercial end-markets. Our solutions and services can be found in over 150 million residential and commercial spaces globally, with tens of millions of new devices sold annually.
We manage our business operations through two business segments, Products and Solutions and ADI Global Distribution. In the second quarter of 2024, we expanded the business through the acquisition of Snap One, which has been incorporated into the ADI Global Distribution business segment. The acquisition expands our distribution into and reach with smart-living products, services, and software.

Our Products and Solutions segment offerings include temperature and humidity control, water and air solutions, smoke and carbon monoxide detection home safety products, residential and small business security products, video cameras, other home-related lifestyle convenience solutions, cloud infrastructure, installation and maintenance tools, and related software.
Our ADI Global Distribution segment is a leading wholesale distributor of low-voltage products including security, fire, and access control, and participates significantly in the broader related markets of smart home, residential audio-visual, professional audio-visual, power management, networking, data communications, wire and cable, enterprise connectivity, and structured wiring products. In addition, ADI Global Distribution partners with a network of contract manufacturers and joint-development suppliers to produce a full range of proprietary smart-home technology products and solutions under our own exclusive brands. These products may be found in residential and commercial settings and utilize proprietary software platforms such as Control4 and OvrC for project commissioning and remote monitoring.
Our financial performance is influenced by macroeconomic factors underlying end user demand such as repair and remodeling activity, residential and non-residential construction, new and existing home sales, employment rates, interest rates and bank lending standards, and supply chain dynamics that can be influenced by geopolitics. The ongoing uncertainty and volatility in the global macroeconomic environment have affected, and could continue to affect, our visibility toward future performance. While supply chain and logistics continued to normalize over 2024, uncertainties remain including the potential for changes in inflation and interest rates, tariffs, increased labor costs, reduced consumer spending due to softening labor markets, elevated mortgage rates, unfavorable foreign currency impacts from a stronger U.S. dollar, shifts in energy policies, and potential market and other disruption from the ongoing conflict between Russia and Ukraine as well as the Middle East crisis.
Current Period Highlights
•Net revenue of $6.76 billion in 2024, up 8% from $6.24 billion in 2023
•Gross profit margin of 28.1%, compared to 27.2% in the prior year comparable period
•Income from operations of $520 million, or 7.7% of revenue, compared to $547 million, or 8.8% of revenue in 2023
•Fully diluted earnings per common share of $0.61, compared to $1.42 per common share in the same period last year
•Cash Flow From Operations was $444 million in 2024 as compared to $440 million in 2023

Outlook

For 2025, we anticipate executing our business against a global macro-economic environment that continues to be mixed. Despite some signals that new U.S. residential home building is back to normal levels and the outlook for U.S. repair and

Resideo Technologies, Inc.
remodeling has reverted to modest low-single digit percentage growth, U.S. mortgage rates remain high, the existing U.S. home re-sale market is still soft, and inflation remains persistent globally. We expect these trends to support our 2025 year-over-year revenue outlook of up low-to-mid single-digits.

Basis of Presentation and Reclassifications
Refer to Note 1. Nature of Operations and Basis of Presentation to Consolidated Financial Statements.
Results of Operations
This section of the Form 10-K discusses fiscal 2024 and fiscal 2023 items and year-over-year comparisons of these periods. Discussions of fiscal 2022 items and year-over-year comparisons between fiscal 2023 and fiscal 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in the Company’s 2023 Annual Report on Form 10-K filed February 14, 2024 as reclassified in our Current Report on Form 8-K filed on June 4, 2024 to reflect the impacts of certain corporate functions being decentralized to align with the business strategy. Refer to Note 4. Segment Financial Data for additional information.
The following table represents results of operations on a consolidated basis for the periods indicated:

	Years Ended December 31,
(in millions, except per share data and percentages)	2024	2023	$ change	% change
Net revenue	$6,761	$6,242	$519	8.3%
Cost of goods sold	4,860	4,546	314	6.9%
Gross profit	1,901	1,696	205	12.1%
Gross Profit %	28.1%	27.2%		90 bps
Operating expenses:
Research and development expenses	111	109	2	1.8%
Selling, general and administrative expenses	1,138	960	178	18.5%
Intangible asset amortization	80	38	42	110.5%
Restructuring, impairment and extinguishment costs	52	42	10	23.8%
Total operating expenses	1,381	1,149	232	20.2%
Income from operations	520	547	(27)	(4.9)%
Other expenses, net	218	169	49	29.0%
Interest expense, net	81	65	16	24.6%
Income before taxes	221	313	(92)	(29.4)%
Provision for income taxes	105	103	2	1.9%
Net income	$116	$210	$(94)	(44.8)%

Earnings per common share:
Basic	$0.62	$1.43	$(0.81)	(56.6)%
Diluted	$0.61	$1.42	$(0.81)	(57.0)%

Net Revenue

Net revenue for the year ended December 31, 2024 was $6,761 million, an increase of $519 million, or 8.3%, from the prior year, primarily due to $553 million of revenue from the acquisition of Snap One and higher sales volume of $74 million driven by the ADI Global Distribution segment. The increase was partially offset by $105 million of lower sales from the divestiture of the Genesis business in 2023, and $6 million of unfavorable foreign currency fluctuations. The price increases at Product and Solutions were offset by the decreases at ADI Global Distribution, resulting in minimal impact from price on net revenue.

Resideo Technologies, Inc.
Gross Profit

The chart below presents the drivers of the gross profit variance from the years ended December 31, 2023 to December 31, 2024.

2,500
2,000
1,500
1,000
500
$ in Millions
$1,696
$95
$181
$(60)
$(2)
$(9)
$1,901
2023 Gross Profit
Manufacturing Costs
Acquisition/ Divestiture, Net (1)
Price & Mix
Sales Volume
Other
2024 Gross Profit

(1) Includes only the Snap One acquisition and Genesis divestiture

Gross profit of $1,901 million increased $205 million and gross margin of 28.1% was up 90 basis points (“bps”) from the prior year. The increase in gross margin was primarily driven by lower manufacturing costs of 140 bps, favorable impacts from the acquisition of Snap One, net of Genesis divestiture of 80 bps, which was partially offset by net unfavorable price and mix shift of 90 bps and the impact from lower volumes of 30 bps.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2024, were $111 million, an increase of $2 million as compared to the same period in 2023. The increase was primarily driven by $17 million from the acquisition of Snap One, which was partially offset by $15 million from lower third-party spend and personnel costs. Key drivers of the lower spend relate to optimization efforts and a realignment of IT resources towards maintenance projects within the Products and Solutions segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2024, were $1,138 million, an increase of $178 million, or 18.5%, as compared to the same period in 2023. The increase was driven by $141 million of incremental operating expenses from the Snap One acquisition, and $45 million of acquisition and integration costs. The increase was partially offset by lower expenses of $8 million from the divestiture of the Genesis business in 2023.

Resideo Technologies, Inc.
Intangible Asset Amortization

Intangible asset amortization increased $42 million for the year ended December 31, 2024, as compared to the same period in 2023. The increase was primarily due to additional amortization expense of $41 million associated with the new intangibles from the Snap One acquisition.

Restructuring, Impairment and Extinguishment Costs

Restructuring, impairment and extinguishment costs increased $10 million for the year ended December 31, 2024, as compared to the same period in 2023. The increase was primarily due to debt extinguishments and related costs associated with multiple credit agreement amendments throughout the year.

Other Expenses, Net

Other expenses, net increased $49 million for the year ended December 31, 2024, as compared to the same period in 2023. The increase was driven by $33 million of additional expense related to the Reimbursement Agreement as noted in Note 15. Commitments and Contingencies, and a net gain on sale of assets and divestiture of $22 million, which was partially offset by $6 million of other costs including pension and foreign currency impacts.

Interest Expense, Net

Interest expense, net increased $16 million for the year ended December 31, 2024 as compared to the same period in 2023, primarily due to an increase in our long-term debt resulting in $22 million of higher interest expense which was partially offset by $6 million of higher interest income as a result of effectively investing excess cash.

Tax Expense

Income tax expense of $105 million for the year ended December 31, 2024, includes $1 million of discrete tax benefit. The effective tax rate for the year ended December 31, 2024, excluding discrete tax benefits of $1 million, was 47.8% versus 37.9% for the same period in 2023, which excluded a discrete tax benefit of $16 million.

Income tax expense increased for the year ended December 31, 2024, primarily due to an increase in non-deductible expenses. The increase in the overall effective tax rate was primarily driven by non-deductible indemnification costs, other non-deductible expenses, and U.S. taxation of foreign earnings.

Resideo Technologies, Inc.
Segment Results of Operations

Products and Solutions

The chart below presents net revenue and income from operations for the years ended December 31, 2024 and 2023.
Products and Solutions revenue decreased $108 million, or 4.0%, as compared to the same period in 2023, due to $105 million from the divestiture of the Genesis business, lower sales volume of $24 million and unfavorable foreign currency fluctuations of $10 million. The decrease was partially offset by price increases of $31 million.

Income from operations increased $57 million, or 12.8%, from the same period in 2023, primarily due to lower material, freight and other manufacturing costs of $101 million, lower restructuring expenses of $13 million, lower selling, general and administrative expenses of $5 million, and lower research and development expenses of $1 million. Partially offsetting the favorable impacts to income from operations were net unfavorable price and mix shift of $30 million, lower volumes of $20 million, and the impact from the divestiture of the Genesis business of $13 million.

ADI Global Distribution

The chart below presents net revenue and income from operations for the years ended December 31, 2024 and 2023.
ADI Global Distribution net revenue increased $627 million, or 17.6%, as compared to the same period in 2023, primarily due to $553 million of revenue from the acquisition of Snap One, $98 million from higher volumes, and favorable foreign currency fluctuations of $4 million. The increase was partially offset an unfavorable price impact of $31 million.

Income from operations decreased $43 million, or 18.1%, as compared to the same period in 2023, primarily due to an unfavorable sales mix and deflationary impact of $31 million, higher operational costs including freight and other costs of $27 million, Snap One acquisition and integration costs of $12 million, and higher restructuring expenses of $7 million.

Resideo Technologies, Inc.
The decrease was partially offset by higher volumes of $18 million, and lower employee expenses of $13 million from prior restructuring efforts.

Corporate

Corporate costs for the year ended December 31, 2024, were $178 million, an increase of $41 million, or 29.9%, from $137 million in the same period of 2023. The increase was primarily due to $33 million of Snap One acquisition and integration costs, and $9 million of extinguishments and costs associated with the credit agreement amendments.

Capital Resources and Liquidity
As of December 31, 2024, total cash and cash equivalents were $692 million, of which 32% were held by foreign subsidiaries. Our liquidity is primarily dependent on our ability to continue to generate positive cash flows from operations, supplemented by external sources of capital as needed. Additional liquidity may also be provided through access to the capital markets and our senior secured revolving credit facility in an aggregate principal amount of $500 million (the “A&R Revolving Credit Facility”).

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

We may from time to time take steps to reduce our debt or otherwise improve our financial position. These actions could include prepayments, open market debt repurchases, negotiated repurchases, other redemptions or retirements of outstanding debt, opportunistic refinancing of debt, raising additional capital, or divesting certain assets. The amount of prepayments or the amount of debt that may be refinanced, repurchased, or otherwise retired, if any, will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants, and other considerations.

Resideo Technologies, Inc.
Credit Agreement

In February 2021, we entered into an Amendment and Restatement Agreement with JP Morgan Chase Bank N.A. as administrative agent (the “A&R Credit Agreement”). In March 2022, we amended the A&R Credit Agreement adding $200 million in additional term loans. In June 2023, we amended the A&R Credit Agreement to replace the interest rate reference rate of LIBOR with the secured overnight financing rate (“SOFR”). Included in the A&R Term B Facility is a five-year senior secured revolving credit facility in an aggregate capacity of $500 million (the A&R Revolving Credit Facility and, together with the A&R Term B Facility, the “A&R Senior Credit Facilities”).

In May 2024, the A&R Term B Facility was amended to (i) reduce the interest rate margin from 2.25% to 2.00%, (ii) eliminate the SOFR credit spread adjustment, and (iii) reduce the SOFR floor from 0.50% to 0%.

In June 2024, we completed the acquisition of Snap One which was partially financed with $600 million in incremental term loans under our A&R Term B Facility, with a maturity date of May 14, 2031. We also extended the term of our A&R Revolving Credit Facility to June 2029.

In July 2024, we issued $600 million in aggregate principal of 6.500% Senior Notes due 2032. The net proceeds of the Senior Notes due 2032 were used to repay $596 million principal amount outstanding indebtedness due February 2028 under the Company’s A&R Term B Facility.

In December 2024, the A&R Term B Facility was further amended to reduce the interest rate margin from 2.00% to 1.75%.

As of December 31, 2024, we had $2,015 million of long-term debt outstanding under our A&R Credit Agreement, Senior Notes due 2029, and Senior Notes due 2032, of which $6 million is due in the next 12 months. We have entered into certain interest rate swap agreements to effectively convert a portion of our variable-rate debt to fixed-rate debt. Additionally, as part of our acquisition of Snap One, we assumed an interest rate cap agreement with a notional amount of $344 million and a strike rate of 4.79%.

Refer to Note 11. Long-Term Debt and Note 12. Derivative Financial Instruments to Consolidated Financial Statements for a description of our debt obligations and the timing of future principal and interest payments, including impacts from our Swap Agreements.

Senior Notes

In August 2021, we issued $300 million in principal amount of 4.000% Senior Notes due in 2029 (“the Senior Notes due 2029”). The Senior Notes due 2029 are senior unsecured obligations of Resideo guaranteed by our existing and future domestic subsidiaries, rank equally with all of our senior unsecured debt, and are senior to all of our subordinated debt.

In July 2024, we issued $600 million in aggregate principal of 6.500% Senior Notes due 2032 (the “Senior Notes due 2032”). The net proceeds from the Senior Notes due 2032 were used to repay $596 million principal amount of outstanding indebtedness due February 2028 under the Company’s A&R Term B Facility.

As of December 31, 2024, we were in compliance with all covenants related to the A&R Credit Agreement, Senior Notes due 2029, and Senior Notes due 2032.

Share Repurchase Program

In August 2023, we announced that our Board of Directors authorized a share repurchase program for the repurchase of up to $150 million of our common stock over an unlimited time period. During the twelve months ended December 31, 2024 and 2023, we repurchased 0.1 million and 2.6 million shares of common stock in the open market at a total cost of $1 million and $41 million, respectively. As of December 31, 2024, we had approximately $108 million of authorized repurchases remaining under the share repurchase program.

Resideo Technologies, Inc.

Cash Flow Summary for the Years Ended December 31, 2024 and 2023

Our cash flows from operating, investing, and financing activities for the years ended December 31, 2024 and 2023, as reflected in the audited Consolidated Financial Statements are summarized as follows:

	Years Ended December 31,
	2024	2023	$ change
Cash provided by (used for):
Operating activities	$444	$440	$4
Investing activities	(1,409)	(44)	(1,365)
Financing activities	1,031	(64)	1,095
Effect of exchange rate changes on cash	(10)	(24)	14
Net increase in cash, cash equivalents and restricted cash	$56	$308	$(252)

2024 compared with 2023

Net cash provided by operating activities for the year ended December 31, 2024 was $444 million, an increase of $4 million compared to the prior year. The increase was primarily driven by higher cash earnings partially offset by working capital investments.

Net cash used for investing activities for the year ended December 31, 2024 was $1,409 million, an increase of $1,365 million, compared to the prior year, primarily driven by acquiring Snap One for $1,337 million and lower net proceeds from the sale of business, acquisitions and investments of $85 million. These amounts were partially offset by a decrease in capital expenditures of $25 million from 2023 to 2024.

Net cash provided by financing activities for the year ended December 31, 2024 was $1,031 million, an increase of $1,095 million compared to the prior year, primarily due to proceeds of $1,176 million and $482 million from the issuance of long-term debt and preferred stock, respectively, to support the Snap One acquisition. This increase was partially offset by an increase in debt repayments of $593 million as well as a decrease in common stock repurchases of $40 million.

Contractual Obligations and Probable Liability Payments

In addition to our long-term debt discussed above, our material cash requirements include the following contractual obligations.

Reimbursement Agreement Payments

In connection with the Spin-Off, we entered into the Reimbursement Agreement with Honeywell. As of December 31, 2024, a liability of $723 million was deemed probable and reasonably estimable; however, it is possible we could pay $140 million per year (exclusive of any late payment fees up to 5% per annum) until the earlier of: (1) December 31, 2043; or (2) December 31, of the third consecutive year during which the annual reimbursement obligation (including in respect of deferred payment amounts) has been less than $25 million. During the year ended December 31, 2024, we paid Honeywell $140 million under this agreement. For further discussion on the Reimbursement Agreement refer to Note 15. Commitments and Contingencies to Consolidated Financial Statements.

Environmental Liability

We make environmental liability payments for sites which we own and are directly responsible for. As of December 31, 2024, $22 million was deemed probable and reasonably estimable.

Resideo Technologies, Inc.
Operating Leases

We have operating lease arrangements for the majority of our manufacturing sites, offices, engineering and lab sites, stocking locations, warehouses, automobiles, and certain equipment. As of December 31, 2024, we had operating lease payment obligations of $263 million, with $51 million payable within 12 months.

Purchase Obligations

We enter into purchase obligations with various vendors in the normal course of business. As of December 31, 2024, we had purchase obligations of $358 million, with $177 million payable within 12 months.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, net revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Significant Estimates

Our Consolidated Financial Statements are prepared in accordance with U.S. GAAP and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”) and is based in part on the application of significant accounting policies, many of which require us to make estimates and assumptions. Critical accounting policies and significant estimates are those judgments that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. We review our estimates and assumptions on an ongoing basis throughout the year and as new events or changes in our operating environment occur with our Audit Committee of the Board of Directors. We base our estimates and assumptions on extensive historical experience and/or other pertinent factors we believe are applicable and reasonable under the circumstances, such as forecasts of future performance, which serve as the foundation for determining how to recognize and measure assets and liabilities not readily apparent from other sources. We consider the below critical areas in the application of our accounting policies and estimates that involve a significant level of estimation uncertainty, complex judgment, subjectivity, and have had or are reasonably likely to have a material impact on our financial condition or results of operations and are critical to the understanding of our Consolidated Financial Statements. Actual results could differ from our estimates and assumptions. Refer to Note 2. Summary of Significant Accounting Policies to Consolidated Financial Statements.

Goodwill

We review the carrying values of goodwill and identifiable intangibles whenever events or changes in circumstances indicate that such carrying values may not be recoverable and annually, on the first day of the fourth quarter. If the carrying value of a reporting unit exceeds its fair value, we record a goodwill impairment loss as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Refer to Note 9. Goodwill and Other Intangible Assets, net to Consolidated Financial Statements.

Warranties and Guarantees

Expected warranty costs for products sold are recognized based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, length of the warranty, and various other considerations. Costs of product recalls, which may include the cost of the product being replaced as well as the customer’s cost of the recall, including labor to remove and replace the recalled part, are accrued as part of the warranty accrual at the time an obligation becomes probable and can be reasonably estimated. We periodically adjust these provisions to reflect actual experience and other facts and circumstances that impact the status of existing claims. Refer to Note 15. Commitments and Contingencies for additional information.

Revenue

Revenue is measured as the amount of consideration expected to be received in exchange for our products. Allowances for cash discounts, volume rebates, and other customer incentive programs, as well as gross customer returns, among others, are recorded as a reduction of sales at the time of sale based upon the estimated future outcome. Cash discounts, volume

Resideo Technologies, Inc.
rebates and other customer incentive programs are based upon certain percentages agreed upon with various customers, which are typically earned by the customer over an annual period.

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

Income Taxes

Significant judgment is required in evaluating tax positions. We established additional reserves for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum recognition threshold. The approach for evaluating certain and uncertain tax positions is defined by the authoritative guidance which determines when a tax position is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, we, along with our subsidiaries, are examined by various federal, state, and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability, and deferred taxes in the period in which the facts that give rise to a change in estimate become known. Refer to Note 17. Income Taxes to Consolidated Financial Statements.

Other Matters

Litigation, Environmental Matters and the Reimbursement Agreement

Refer to Note 15. Commitments and Contingencies to Consolidated Financial Statements for further discussion.

Recent Accounting Pronouncements

Refer to Note 2. Summary of Significant Accounting Policies to Consolidated Financial Statements.

Cautionary Statement Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions, and projections about our industries and our business and financial results. Forward-looking statements often include words such as “anticipates,” “estimates,”

Resideo Technologies, Inc.
“expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals,” and words and terms of similar substance in connection with discussions of future operating or financial performance. This Annual Report includes industry and market data that we obtained from various third-party sources, including forecasts based upon such data; as with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Although we believe that the forward-looking statements contained in this Annual Report are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

•competition from other companies in our markets and segments, as well as in new markets and emerging markets;
•compatibility and ease of integration of our products and solutions with third-party products and services and our ability to control such third party integrations;
•our ability to identify consumer preferences and industry standards, develop, and protect intellectual property related thereto, and successfully market new technologies, products, and services to consumers;
•our reliance on independent integrators to sell and install our solutions;
•our reliance on certain suppliers;
•the impact of disruptions in our supply chain from third-party suppliers and manufacturers, including our inability to obtain necessary raw materials and product components, production equipment, or replacement parts;
•inability to consummate acquisitions on satisfactory terms or to integrate such acquisitions effectively;
•the impact of earthquakes, hurricanes, fires, power outages, floods, pandemics, epidemics, natural disasters, and other catastrophic events or other public health emergencies;
•the impact of potentially volatile global market and economic conditions and industry and end market cyclicality, including factors such as interest rates, inflation, energy costs, availability of financing, consumer spending habits, and preferences, housing market changes, and employment rates;
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
•economic, political, regulatory, foreign exchange, and other risks of international operations;
•our dependence upon information technology infrastructure and network operations having adequate cyber-security functionality;
•the potential adverse impacts of enhanced tariff, import/export restrictions, or other trade barriers on global economic conditions, financial markets, and our business;
•risks associated with the Reimbursement Agreement, the other agreements we entered into with Honeywell in connection with the Spin-Off, and our relationships with Honeywell, including our reliance on Honeywell for the Honeywell Home trademark;
•regulations and societal actions to respond to global climate change;
•     failure to comply with the broad range of current and future standards, laws, and regulations in the jurisdictions in which we operate;
•the impact of potential material litigation matters, government proceedings, and other contingencies and uncertainties;
•our ability to borrow funds and access capital markets in light of the terms of our debt documents or otherwise;
•provisions in our governing documents discouraging takeovers;
•our ability to recruit and retain qualified personnel and to recruit a new CEO given the announced intended retirement of our current CEO;
•uncertainty in the development, deployment, and the use of artificial intelligence in our products and services, as well as our business interests more broadly;
•currency exchange rate, stock price, and effective tax rate fluctuations;
•the CD&R Stockholder’s interest in and influence over us that may diverge from, or event conflict with, interests of the holders of our common stock, and the reduction in the relative voting power of holders of our common stock resulting from the issuance of preferred stock;
•our ability to maintain effective internal controls, deliver timely financial statements, and avoid the financial statements to become impaired and damage public opinion;

Resideo Technologies, Inc.
•impairment of other intangible assets and long-lived assets;
•being required to make significant cash contributions to our defined benefit pension plans;
•other risks detailed under the caption “Risk Factors” in this Annual Report, in Part I, Item 1A; and
•certain factors discussed elsewhere in this Form 10-K.

These risks could cause actual results to differ materially from those implied by forward-looking statements in this Annual Report. Even if our results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this Annual Report, those results or developments may not be indicative of results or developments in subsequent periods.

Any forward-looking statements made by us in this Form 10-K speak only as of the date on which they are made. We are under no obligation to and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events or otherwise.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from foreign currency exchange rates, commodity price risk, and interest rates, which could affect operating results, financial position, and cash flows. We manage our exposure to these market risks through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments.

Interest Rate Risk

As of December 31, 2024, the Swap Agreements, with a notional value of $560 million, effectively convert a portion of our $1,115 million long-term variable rate A&R Term B Facility to a rate based on Term SOFR with a minimum rate of 0.39% per annum to a base fixed weighted average rate of 1.13% over the remaining terms.

In connection with our acquisition of Snap One in 2024, we assumed an interest rate cap agreement with a current notional of $344 million and a strike rate of 4.79%.

As of December 31, 2024, an increase in interest rates by 100 bps would have an approximately $2 million impact on our annual interest expense.

For more information on the Swap Agreements and assumed interest rate cap, refer to Note 12. Derivative Financial Instruments to Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

We are exposed to market risks from changes in currency exchange rates. While we primarily transact with customers and suppliers in the U.S. dollar, we also transact in foreign currencies, primarily including the British Pound, Canadian Dollar, Euro, Mexican Peso, Indian Rupee, and Czech Koruna. These exposures may impact total assets, liabilities, future earnings and/or operating cash flows. Our exposure to market risk for changes in foreign currency exchange rates emerges from transactions arising from international trade, foreign currency denominated monetary assets and liabilities, and international financing activities between subsidiaries. We rely primarily on natural offsets to address our exposures and may supplement this approach from time to time by entering into forward and option hedging contracts. As of December 31, 2024, we have no outstanding foreign currency hedging arrangements.

Commodity Price Risk

While we are exposed to commodity price risk, we attempt to pass through significant changes in component and raw material costs to our customers based on the contractual terms of our arrangements. In limited situations, we may not be fully compensated for such changes in costs.

Item 8. Financial Statements and Supplementary Data

Resideo Technologies, Inc.
Consolidated Balance Sheets

	December 31,
(in millions, except par value)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$692	$636
Accounts receivable, net	1,023	973
Inventories, net	1,237	941
Other current assets	220	193
Total current assets	3,172	2,743

Property, plant and equipment, net	410	390
Goodwill	3,072	2,705
Intangible assets, net	1,176	461
Other assets	369	346
Total assets	$8,199	$6,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,073	$905
Accrued liabilities	717	620
Total current liabilities	1,790	1,525

Long-term debt	1,983	1,396
Obligations payable under Indemnification Agreements	674	609
Other liabilities	443	366
Total liabilities	4,890	3,896

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Preferred stock, $0.001 par value, 100 shares authorized, 0.5 shares issued and outstanding at December 31, 2024 and no shares outstanding at December 31, 2023	482	—
Common stock, $0.001 par value: 700 shares authorized, 154 and 147 shares issued and outstanding at December 31, 2024, respectively, and 151 and 145 shares issued and outstanding at December 31, 2023, respectively	—	—
Additional paid-in capital	2,315	2,226
Retained earnings	907	810
Accumulated other comprehensive loss, net	(284)	(194)
Treasury stock at cost	(111)	(93)
Total stockholders’ equity	3,309	2,749
Total liabilities and stockholders’ equity	$8,199	$6,645
Refer to accompanying Notes to Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
(in millions, except per share data)	2024	2023	2022
Net revenue	$6,761	$6,242	$6,370
Cost of goods sold	4,860	4,546	4,604
Gross profit	1,901	1,696	1,766
Operating expenses:
Research and development expenses	111	109	111
Selling, general and administrative expenses	1,138	960	974
Intangible asset amortization	80	38	35
Restructuring, impairment and extinguishment costs	52	42	35
Total operating expenses	1,381	1,149	1,155
Income from operations	520	547	611
Other expenses, net	218	169	139
Interest expense, net	81	65	54
Income before taxes	221	313	418
Provision for income taxes	105	103	135
Net income	116	210	283
Less: preferred stock dividends	19	—	—
Less: undistributed income allocated to preferred stockholders	6	—	—
Net income available to common stockholders	$91	$210	$283

Earnings per common share:
Basic	$0.62	$1.43	$1.94
Diluted	$0.61	$1.42	$1.90

Weighted average common shares outstanding:
Basic	146	147	146
Diluted	149	148	149
Refer to accompanying Notes to Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(in millions)	2024	2023	2022
Comprehensive income:
Net income	$116	$210	$283
Other comprehensive (loss) income, net of tax:
Foreign exchange translation (loss) gain	(88)	47	(74)
Pension liability adjustments	15	(12)	(9)
Changes in fair value of effective cash flow hedges	(17)	(17)	36
Total other comprehensive (loss) income, net of tax	(90)	18	(47)
Comprehensive income	$26	$228	$236

Refer to accompanying Notes to Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in millions)	2024	2023	2022
Cash Flows From Operating Activities:
Net income	$116	$210	$283
Adjustments to reconcile net income to net cash in operating activities:
Depreciation and amortization	144	98	94
Restructuring, impairment and extinguishment costs	52	42	35
Stock-based compensation expense	59	44	50
Deferred income taxes	(31)	(28)	(3)
Other, net	7	(14)	6
Changes in assets and liabilities, net of acquired companies:
Accounts receivable, net	(18)	19	(72)
Inventories, net	(71)	32	(122)
Other current assets	(5)	6	(26)
Accounts payable	127	18	(43)
Accrued liabilities	4	(34)	(21)
Other, net	60	47	(29)
Net cash provided by operating activities	444	440	152
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(1,337)	(16)	(665)
Capital expenditures	(80)	(105)	(85)
Proceeds from sale of business	—	86	—
Other investing activities, net	8	(9)	(14)
Net cash used in investing activities	(1,409)	(44)	(764)
Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt, net	1,176	—	200
Proceeds from issuance of preferred stock, net of issuance costs	482	—	—
Repayments of long-term debt	(605)	(12)	(12)
Preferred dividend payments	(12)	—	—
Common stock repurchases	(1)	(41)	—
Other financing activities, net	(9)	(11)	(18)
Net cash provided by (used in) financing activities	1,031	(64)	170
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(10)	(24)	(8)
Net increase in cash, cash equivalents and restricted cash	56	308	(450)
Cash, cash equivalents and restricted cash at beginning of year	637	329	779
Cash, cash equivalents and restricted cash at end of year	$693	$637	$329

Supplemental Cash Flow Information:
Interest paid, net of swaps	$78	$80	$54
Taxes paid, net of refunds	$162	$123	$159
Capital expenditures in accounts payable	$22	$14	$21
Refer to accompanying Notes to Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Stockholders’ Equity

	Preferred Stock		Common Stock					Treasury Stock
(in millions, except shares in thousands)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Total Stockholders’ Equity
January 1, 2022	—	$—	144,808	$—	$2,121	$317	$(165)	1,440	$(21)	$2,252
Net income	—	—	—	—	—	283	—	—	—	283
Other comprehensive loss, net of tax	—	—	—	—	—	—	(47)	—	—	(47)
Common stock issuance, net of shares withheld for taxes	—	—	1,414	—	5	—	—	610	(14)	(9)
Stock-based compensation expense	—	—	—	—	50	—	—	—	—	50
Balance at December 31, 2022	—	$—	146,222	$—	$2,176	$600	$(212)	2,050	$(35)	$2,529
Net income	—	—	—	—	—	210	—	—	—	210
Other comprehensive income, net of tax	—	—	—	—	—	—	18	—	—	18
Common stock issuance, net of shares withheld for taxes	—	—	1,726	—	6	—	—	927	(17)	(11)
Stock-based compensation expense	—	—	—	—	44	—	—	—	—	44
Common stock repurchases	—	—	(2,559)	—	—	—	—	2,559	(41)	(41)
Balance at December 31, 2023	—	$—	145,389	$—	$2,226	$810	$(194)	5,536	$(93)	$2,749
Net income	—	—	—	—	—	116	—	—	—	116
Other comprehensive loss, net of tax	—	—	—	—	—	—	(90)	—	—	(90)
Preferred stock issuance, net of issuance costs	500	482	—	—	—	—	—	—	—	482
Common stock issuance, net of shares withheld for taxes	—	—	1,916	—	8	—	—	825	(17)	(9)
Stock-based compensation awards issued for acquisition of Snap One	—	—	—	—	17	—	—	—	—	17
Stock-based compensation	—	—	—	—	64	—	—	—	—	64
Preferred stock dividend	—	—	—	—	—	(19)	—	—	—	(19)
Common stock repurchases	—	—	(75)	—	—	—	—	75	(1)	(1)
Balance at December 31, 2024	500	$482	147,230	$—	$2,315	$907	$(284)	6,436	$(111)	$3,309
Refer to accompanying Notes to Consolidated Financial Statements.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Basis of Presentation

Nature of Operations

Resideo Technologies, Inc. (“Resideo”, the “Company”, “we”, “us”, or “our”) is a global manufacturer, developer and distributor of technology-driven sensing and controls products and solutions that help homeowners and businesses stay connected and in control of their comfort, security, energy use, and smart living. We are a leader in the home heating, ventilation and air conditioning controls markets, smoke and carbon monoxide detection home safety and fire suppression products markets, and security markets. Our global footprint serves residential and commercial end-markets.

Basis of Consolidation and Reporting

The accompanying Consolidated Financial Statements include the accounts of the Company and our wholly-owned subsidiaries and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). All intercompany accounts, transactions, and profits arising from consolidated entities have been eliminated in consolidation.

We report financial information on a fiscal quarter basis using a modified four-four-five week calendar. Our fiscal calendar begins on January 1 and ends on December 31. We have elected the first, second, and third quarters to end on a Saturday in order to not disrupt business processes. The effects of this election are generally not significant to reported results for any quarter and only exist within a reporting year.

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
(a) Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities in the Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to, provisions for expected credit losses and inventory reserves, revenue recognition, accounting for income taxes, accounting for business combinations and dispositions, valuation of reporting units for purposes of assessing goodwill for impairment, valuation of long-lived asset groups for impairment testing, the useful lives of long-lived assets, accruals for employee benefits, stock-based compensation, pension benefits, indemnification liabilities, deferred taxes, warranties, and certain contingencies. We base our estimates on historical experience, market participant fair value considerations, projected future cash flows, and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.
(b) Business Combinations—Our acquisitions are accounted for under ASC 805, Business Combinations. Accordingly, the assets and liabilities of acquired companies are included in the Consolidated Balance Sheets from the acquisition date, adjusted to reflect their fair value. Intangible assets are measured and recognized at fair value and amortized over their estimated useful lives. We recognize goodwill equal to the difference between the purchase price and identifiable assets and liabilities. Acquisition-related costs are recognized as incurred.

We estimate the fair value of acquired assets and liabilities as of the acquisition date utilizing either a cost or income approach. Determining the fair value of acquired intangibles involves significant estimates and assumptions, including, but not limited to, forecasted revenue growth rates, customer attrition rate, market-participant discount rates, the assumed royalty rates, and income tax rates. The valuation of tangible and intangible assets and liabilities resulting from an acquisition is subject to management review and may change materially between the preliminary allocation and end of the purchase price allocation period of one year.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
Customer relationships are valued using the multi-period excess earnings method. The multi-period excess earnings method estimates the discounted net earnings attributable to the customer relationships that were acquired after considering items such as possible customer attrition. Estimated useful lives were determined based on the length and trend of projected cash flows. The length of the projected cash flow period was determined based on the expected attrition of the customer relationships, which is based on our historical experience and future expectations for renewing and extending similar customer relationships.

Technology and trade names are valued using the relief from royalty method to estimate the cost savings that will accrue to the Company, which would otherwise have to pay royalties or license fees on revenue earned by using the asset. The useful lives of the assets were determined based on management’s estimate of the period of time the technology or name will be in use.
(c) Cash, Cash Equivalents and Restricted Cash—Cash and cash equivalents may consist of cash on hand, money market instruments, time deposits, and highly liquid investments. All highly liquid investments with original maturities of three months or less are considered cash equivalents. Cash and cash equivalents that are restricted as to the withdrawal or use under terms of certain contractual agreements are recorded in other current assets on the Consolidated Balance Sheets and primarily relate to collateral to support certain bank guarantees. Restricted cash for the periods presented was not material. Cash, cash equivalents, and restricted cash are carried at cost, which approximates fair value.

(d) Accounts Receivable, net of Allowance for Credit Losses—Accounts receivable are recorded at the invoiced amount, presented net of allowance for credit losses and do not bear interest. We review the adequacy of the allowance for credit losses on an ongoing basis using historical collection trends and aging of receivables. Management also periodically evaluates individual customers’ financial condition, credit history, and the current economic conditions to make adjustments to the allowance when it is considered necessary. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowance for credit losses was not material as of December 31, 2024 and 2023, respectively.

(e) Concentration of Credit Risk—Credit risk represents the loss that would be recognized at the reporting date if counterparties failed to perform as contracted. Market risk represents our exposure to changes associated with our international operations as we generate revenue and incur expenses in various currencies. We continually monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. The terms and conditions of credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer. Management does not believe we are exposed to any significant concentrations of credit risk that arise from cash and cash equivalent investments or accounts receivable.

(f) Inventories—Inventories are stated at the lower of cost or net realizable value with cost being determined using the moving-average method or first in, first out (“FIFO”) method. Inventory reserves are maintained for obsolete and surplus items.

The following table summarizes the details of our inventory, net:

	December 31,
(in millions)	2024	2023
Raw materials	$171	$221
Work in process	14	18
Finished products	1,052	702
Total inventories, net	$1,237	$941

(g) Property, Plant and Equipment—Property, plant and equipment are stated at cost, less accumulated depreciation. For financial reporting purposes the straight-line method of depreciation is used over the estimated useful lives. Leasehold improvements are capitalized and amortized using the straight-line method over the shorter of their estimated useful lives or the term of the underlying lease. Depreciation is recognized in cost of sales, research and development, and selling, general and administrative expenses based on the nature and use of the underlying assets.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
The following table summarizes the details of our property, plant and equipment, including useful lives:

	December 31,
(in millions)	2024	2023	Useful Lives
Machinery and equipment	$618	$659	3-16 years
Buildings and improvements	339	314	5-50 years
Construction in progress	80	85	NA
Land	9	10	NA
Gross property, plant and equipment	1,046	1,068
Accumulated depreciation	(636)	(678)
Total property, plant and equipment, net	$410	$390
NA = Not applicable; assets categorized as construction in progress and land are not depreciated.

Depreciation expense was $64 million, $59 million and $59 million for the years ended December 31, 2024, 2023 and 2022, respectively.

(h) Impairment of Long-Lived Assets—We assess the recoverability of the carrying amount of property, plant and equipment if events or changes in circumstances indicate that the carrying amount or related group of assets may not be recoverable. We perform an impairment test primarily utilizing the replacement cost method (a Level 3 valuation method) for the fair value of property, plant and equipment. If the expected undiscounted cash flows are less than the carrying amount of the asset an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

(i) Goodwill and Intangible Assets—We review the carrying values of goodwill and identifiable intangible assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable as well as annually, on the first day of the fourth quarter. The fair value calculated during the goodwill and indefinite-lived intangible asset impairment test uses the market approach in combination with the income approach for the reporting units and the relief from royalty method for the indefinite-lived intangible assets, respectively. The fair value is a Level 3 valuation based on certain unobservable inputs including estimated future cash flows and discount rates aligned with market-based assumptions, that would be utilized by market participants in valuing these assets or prices of similar assets. If the carrying value of a reporting unit exceeds its fair value, we record a goodwill impairment loss as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Refer to Note 9. Goodwill and Other Intangible Assets, net to Consolidated Financial Statements.

(j) Restructuring—We enter into various restructuring initiatives, optimization projects, strategic transactions, and other business activities that may include the recognition of exit or disposal costs. Exit or disposal costs are typically costs of termination benefits, such as severance, and costs associated with the closure or consolidation of operating facilities. Impairment of property and equipment and other current or long-term assets as a result of a restructuring initiative is recognized as a reduction of the appropriate asset. Refer to Note 6. Restructuring to Consolidated Financial Statements.

(k) Derivatives—We have interest rate swap agreements and an interest rate cap agreement. Our interest rate swap agreements effectively modify our exposure to interest rate risk by converting floating rate debt to a fixed rate for the term of the swap agreements, reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. Our interest rate cap agreement protects us from increases in interest rates above the capped rate.

Our interest rate derivative agreements are designated as cash flow hedges with hedge effectiveness assessed at inception and quarterly thereafter. To the extent the hedging relationship is highly effective, the unrealized gains or losses on the swaps and interest rate cap are recorded in accumulated other comprehensive loss and reclassified into earnings within interest expense, net when the payments occur. We classify our cash flows related to interest rate swap agreements as operating activities in the Consolidated Statements of Cash Flows.

The fair values of the interest rate derivatives are reflected as an other asset or liability in the Consolidated Balance Sheets and the change in fair value is reported in accumulated other comprehensive loss. The fair values of the interest rate derivatives are estimated as the net present value of projected cash flows based upon forward interest rates at the balance

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
sheet date. We do not offset fair value amounts recognized in our Consolidated Balance Sheets for presentation purposes. Refer to Note 12. Derivative Financial Instruments to Consolidated Financial Statements.
(l) Warranties and Guarantees—Expected warranty costs for products sold are recognized based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as historical experience, warranty period, and various other considerations. Costs of product recalls, which may include the cost of the replacing the product as well as the customer’s cost of the recall, including labor to remove and replace the recalled part, are accrued as part of the warranty accrual when an obligation becomes probable and can be reasonably estimated. We periodically adjust these provisions to reflect actual experience and other facts and circumstances that impact the status of existing claims. Refer to Note 15. Commitments and Contingencies to Consolidated Financial Statements.

(m) Leases—Included in our Consolidated Balance Sheets are certain operating leases which are reported as a component of other assets and other liabilities with the short-term portion of the lease liability reported as a component of accrued liabilities. The leased assets represent our right to use an underlying asset for the lease term and the lease liabilities represent our obligation to make lease payments arising from the lease. An incremental borrowing rate is used to calculate the present value of the remaining lease payments.

Each contract is reviewed at inception to determine if it contains a lease and whether the lease qualifies as an operating or financing lease. For short-term leases (leases with a term of 12 months or less), right-of-use assets or lease liabilities are not recognized in the Consolidated Balance Sheets. Operating leases are expensed on a straight-line basis over the term of the lease. In determining the lease term, we consider the probability of exercising renewal or early termination options. In addition to the monthly base rent, we are often charged separately for common area maintenance, utilities, and taxes, which are considered a non-lease component. These non-lease component payments are expensed as incurred and are not included in operating lease assets or liabilities.

Right-of-use assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with our long-lived asset impairment assessment policy. We perform an impairment test primarily utilizing the income method to estimate the fair value of right-of-use assets, which incorporates Level 3 inputs such as internal business plans, real estate market capitalization and rental rates, and discount rates. Refer to Note 10. Leases to Consolidated Financial Statements.

(n) Revenue Recognition—We enter into contracts that pertain to products, which are accounted for as separate performance obligations and are typically one year or less in duration. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For product sales, typically each product sold to a customer represents a distinct performance obligation. Revenue is measured as the amount of consideration expected to be received in exchange for our products. We recognize the majority of our revenue from performance obligations outlined in contracts with our customers that are satisfied at a point in time, generally when the product has shipped from our facility and control has transferred to the customer. For certain products, it is industry practice that customers take title to products upon delivery, at which time revenue is then recognized. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation based on the relative standalone selling price (“SSP”). Judgment is required to determine the SSP for each distinct performance obligation that is not sold separately. In instances where SSP is not directly observable, the primary method used to estimate the SSP is the expected cost plus an estimated-margin approach. For services, revenue is recognized ratably over the contract period in an amount that reflects the consideration expected to be received in exchange for those services as the customer receives such services on a consistent basis throughout the contract period. Allowances for cash discounts, volume rebates, and other customer incentive programs, as well as gross customer returns, among others, are recorded as a reduction of sales.

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

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
Sales, use, and value added taxes collected and remitted to various government authorities were not recognized as revenue and are reported on a net basis. Shipping and handling fees billed to customers are included in cost of goods sold. Refer to Note 5. Revenue Recognition to Consolidated Financial Statements.

(o) Royalty—In connection with the Spin-Off, we entered into a 40-year Trademark License Agreement (the “Trademark Agreement”) with Honeywell that authorizes our use of certain licensed trademarks in the operation of Resideo’s business for the advertising, sale, and distribution of certain licensed products. In exchange, we pay a royalty fee of 1.5% of net revenue of the licensed products to Honeywell, which is recorded in selling, general and administrative expense on the Consolidated Statements of Operations. Refer to Note 15. Commitments and Contingencies to Consolidated Financial Statements.

(p) Reimbursement Agreement—In connection with the Spin-Off, we entered into a Reimbursement Agreement pursuant to which we have an obligation to make cash payments to Honeywell in amounts equal to 90% of payments, which include amounts billed, with respect to certain environmental claims, remediation and, to the extent arising after the Spin-Off, hazardous exposure or toxic tort claims, in each case, including consequential damages (the liabilities) in respect of specified Honeywell properties contaminated through historical business operations prior to the Spin-Off (Honeywell Sites), including the legal and other costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities, and (iii) certain property sales. The amount payable in respect of such liabilities arising in any given year is subject to a cap of $140 million. Reimbursement Agreement expenses are presented within other expense, net in the Consolidated Statements of Operations and the liability is presented within Obligations payable under Indemnification Agreements in the Consolidated Balance Sheets. Refer to Note 15. Commitments and Contingencies to Consolidated Financial Statements.

(q) Environmental—We accrue costs related to environmental matters when it is probable that we have incurred a liability related to a contaminated site and the amount can be reasonably estimated. Environmental costs for our owned, operating sites are presented within cost of goods sold in the Consolidated Statements of Operations. Refer to Note 15. Commitments and Contingencies.

(r) Tax Indemnification Agreement—The Tax Matters Agreement provides that Resideo is required to indemnify Honeywell for any taxes (and reasonable expenses) resulting from the failure of the Spin-Off and related internal transactions to qualify for their intended tax treatment under U.S. federal, state and local income tax law, as well as foreign tax law, where such taxes result from (a) breaches of covenants and representations we make and agree to in connection with the Spin-Off, (b) the application of certain provisions of U.S. federal income tax law to these transactions or (c) any other action taken or omission made (other than actions expressly required or permitted by the Separation and Distribution Agreement, the Tax Matters Agreement or other ancillary agreements) after the consummation of the Spin-Off that gives rise to these taxes. As of December 31, 2024 and 2023, we had an indemnity outstanding to Honeywell for past and potential future tax payments of $91 million and $97 million, respectively. Refer to Note 15. Commitments and Contingencies to Consolidated Financial Statements.

(s) Research and Development—We conduct research and development activities, which consist primarily of the development of new products and solutions as well as enhancements and improvements to existing products that substantially change the product. Research and development costs primarily relate to employee compensation and consulting fees, which are expensed as incurred.

(t) Defined Contribution Plans—We sponsor various defined contribution plans with varying terms depending on the country of employment. For the years ended December 31, 2024, 2023 and 2022, we recognized compensation expense related to the defined contribution plans of $23 million, $22 million, and $22 million, respectively.

(u) Stock-Based Compensation Plans—The principal awards issued under our stock-based compensation plans, which are described in Note 8. Stock-Based Compensation Plans, are restricted stock units (“RSUs”), performance stock units (“PSUs”) and stock option awards. The cost for such awards is measured at the grant date based on the fair value of the award. Some awards are issued with a market condition, which are valued on the grant date utilizing a Monte Carlo simulation model. Stock options are also issued under our stock-based compensation plans and are valued on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model and the Monte Carlo simulation model require estimates of future stock price volatility, expected term, risk-free interest rate, and forfeitures.

For all stock-based compensation, the fair value of the award is recognized as expense over the requisite service period (generally the vesting period of the equity award) and is included in either selling, general and administrative expenses or

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
restructuring, impairment, and extinguishment costs in the Consolidated Statements of Operations depending on whether the expense relates to our restructuring programs. Our time-based restricted stock awards are typically subject to graded vesting over a service period, while our performance- or market-based awards are typically subject to cliff vesting at the end of the service period.

(v) Pension—We disaggregate the service cost component of net benefit costs and report those costs in the same line item or items in the Consolidated Statements of Operations as other compensation costs arising from services rendered by the pertinent employees during the period. The other non-service components of net benefit costs are required to be presented separately from the service cost component and outside of income from operations.

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

(w) Fair Value Accounting—We classify and disclose assets and liabilities that are carried at fair value in one of the following three categories:

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

(x) Foreign Currency Translation and Remeasurement—Assets and liabilities of operations outside the U.S. with a functional currency other than U.S. dollars are translated into U.S. dollars using year-end exchange rates. Revenue, costs, and expenses are translated at the average exchange rates in effect during the year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss). Foreign currency remeasurement and transaction gains and losses are included in other expense (income).

(y) Advertising Costs—Advertising costs are expensed as incurred. For the years ended December 31, 2024, 2023 and 2022, total advertising costs totaled $41 million, $37 million, and $43 million, respectively, and are included in selling, general and administrative expense.

(z) Income Taxes—Significant judgment is required in evaluating tax positions. We established additional reserves for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum recognition threshold. The approach for evaluating certain and uncertain tax positions is defined by the authoritative guidance, which determines when a tax position is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, the Company and our subsidiaries are examined by various federal, state, and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a change in estimate become known. Refer to Note 17. Income Taxes to Consolidated Financial Statements.

(aa) Accounting Pronouncements—We consider the applicability and impact of all recent accounting standards updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on our Consolidated Financial Statements.

Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires entities to disclose, on an annual and interim basis, significant segment expenses that are regularly reviewed by the chief operating decision maker (“CODM”) and included within each reported measure of

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
segment profit or loss. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal periods beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company adopted annual requirements under ASU 2023-07 on January 1, 2024 which has been incorporated into Note 4. Segment Financial Data to Consolidated Financial Statements.

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The amendments may be applied prospectively or retrospectively, and early adoption is permitted. We are currently assessing the impact of the requirements on our Consolidated Financial Statements and related disclosures.

Note 3. Acquisitions and Divestitures

2024

On June 14, 2024, we acquired 100% of the issued and outstanding equity of Snap One Holdings Corp. (“Snap One”), a leading provider of smart-living products, services, and software to professional integrators, for an aggregate purchase price of $1.4 billion. This acquisition aligns with our strategic objective to expand our distribution network, market presence, and product portfolio within the smart home and audio-visual sectors, enhancing our competitive positioning in the industry. The business is included within the ADI Global Distribution segment.

The acquisition was accounted for using the acquisition method of accounting, and the fair value of the total purchase consideration transferred was $1,405 million, which included $17 million of non-cash share-based compensation award conversions.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
The following table presents the preliminary purchase price allocation at fair values as of the date of acquisition. The valuation was completed, however, purchase price allocations may be subject to future adjustments for acquired working capital balances and income tax assets and liabilities within the one-year measurement period.

(in millions)
Assets acquired:
Cash and cash equivalents	$47
Accounts receivable	49
Inventories	240
Other current assets	27
Property, plant and equipment	63
Goodwill (1)	405
Intangible assets (2)	770
Other assets	69
Total assets acquired	1,670
Liabilities assumed:
Accounts payable	48
Accrued liabilities	70
Other liabilities (3)	147
Total liabilities assumed	265
Net assets acquired	$1,405
(1) Of the $405 million of goodwill from the acquisition, $90 million is expected to be tax deductible. Goodwill is comprised of expected synergies for the combined operations and the assembled workforce acquired in the acquisition.
(2) Includes customer relationships of $590 million, technology of $110 million, and trademarks of $70 million with weighted average useful lives of 12, 7, and 10 years, respectively.
(3) Includes $58 million of deferred tax liabilities.

The Company expensed approximately $34 million of costs related to the acquisition of Snap One during the twelve months ended December 31, 2024. These costs are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and consisted primarily of advisory, insurance, and legal fees. The Company assumed $21 million of seller success fees which were paid upon the closing of the acquisition.

Snap One’s contribution in the period post-acquisition for the year ended December 31, 2024 was $553 million of revenue and an immaterial impact to operating income.

Unaudited Pro Forma Financial Information

On a pro forma basis, assuming the acquisition occurred at the beginning of 2023, Resideo’s net revenue for years ended December 31, 2024 and 2023 would have been $7,222 million and $7,303 million, respectively. Snap One’s contribution to unaudited pro forma operating income is not materially different on a pro forma basis than the amounts reported for both periods. Acquisition-related costs of $34 million would have been reported in 2023 on a pro forma basis. The pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred on January 1, 2023, nor are they indicative of future results of operations.

2023

Genesis Cable—On October 16, 2023, we sold the Genesis Cable business in a cash transaction for $86 million, subject to working capital and other closing adjustments. We recognized a pre-tax gain of $18 million in other expenses, net in our Consolidated Statements of Operations, which includes $5 million of divestiture related costs. The divested business did

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
not represent a strategic shift that has a major effect on our operations and financial results, and, as such, it was not presented as discontinued operations.

Sfty AS—On August 9, 2023, we acquired 100% of the outstanding equity of Sfty AS, a developer of cloud-based services providing alerts to multifamily homes and property managers with smoke, carbon monoxide, and water leak detection products. We report Sfty AS’s results within the Products and Solutions segment. We completed the accounting for the acquisition during the fourth quarter of 2023, which did not result in any material adjustments.

BTX Technologies, Inc.— On January 23, 2023, we acquired 100% of the outstanding equity of BTX Technologies, Inc., a leading distributor of professional audio, video, data communications, and broadcast equipment. We report BTX Technologies, Inc.’s results within the ADI Global Distribution segment. We completed the accounting for the acquisition during the fourth quarter of 2023, which did not result in any material adjustments.

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

Electronic Custom Distributors, Inc.—On July 5, 2022, we acquired 100% of the outstanding equity of Electronic Custom Distributors, Inc., a regional distributor of residential audio, video, automation, security, wire, and telecommunication products. We report Electronic Customer Distributors, Inc.’s results within the ADI Global Distribution segment. We completed the accounting for the acquisition during the first quarter of 2023, which did not result in any adjustments.

First Alert, Inc.—On March 31, 2022, we acquired 100% of the outstanding equity of First Alert, Inc. (“First Alert”), a leading provider of home safety products, for consideration of $615 million. We report First Alert, Inc.’s results within the Products and Solutions segment. We completed the accounting for the acquisition during the first quarter of 2023, which did not result in any adjustments.

Arrow Wire and Cable, Inc.—On February 14, 2022, we acquired 100% of the outstanding equity of Arrow Wire and Cable, Inc., a leading regional distributor of data communications, connectivity, and security products. The business is included within the ADI Global Distribution segment and is expected to strengthen our global distribution portfolio in the data communications category with an assortment of copper and fiber cabling and connectivity, connectors, racking solutions, and network equipment. We completed the accounting for the acquisition during the first quarter of 2023, which did not result in any adjustments.

Pro forma results of operations for the acquisitions that occurred in 2022 and 2023 have not been presented as the impacts on our consolidated financial results were not material.

Note 4. Segment Financial Data

We monitor our operations through two reportable segments: Products and Solutions and ADI Global Distribution, with Corporate reported separately. We identified these segments because we have organized our business and reporting structure into Products and Solutions and ADI Global Distribution. Segment information is evaluated by our Chief Executive Officer who is also the Chief Operating Decision Maker (“CODM”). The CODM uses income from operations to evaluate the performance of the overall business, make investing decisions, and allocate resources predominantly in the annual budget and forecasting process and the monthly results review, which includes variance analysis against the forecast, the budget and the prior year. Disaggregated assets by segment are not used to allocate resources or to assess performance of the segments and therefore, segment assets have not been disclosed. Capital expenditures for each segment are reviewed by the CODM. The accounting policies used to derive segment results are substantially the same as those used in preparing the consolidated financial statements.

Products and Solutions—Our products and solutions for comfort, energy management, safety, and security benefit from trusted, well-established branded offerings such as Honeywell Home, First Alert, Resideo, Braukmann, BRK, and others. Our offerings include temperature and humidity control, water and air solutions, smoke and carbon monoxide detection

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
home safety products, residential and small business security products, video cameras, other home-related lifestyle convenience solutions, cloud infrastructure, installation and maintenance tools, and related software.

ADI Global Distribution—Our ADI Global Distribution segment is a leading wholesale distributor of low-voltage products including security, fire, and access control, and participates significantly in the broader related markets of smart home, residential audio-visual, professional audio-visual, power management, networking, data communications, wire and cable, enterprise connectivity, and structured wiring products. The Snap One business expands our reach in smart-living products, services, and software to professional installers and is included in the ADI Global Distribution segment from the acquisition date of June 14, 2024.

Corporate—On January 1, 2024, certain corporate functions were decentralized into the operating segments aligning with the business strategy. Certain functional expenses related to information technology, finance, tax, business development, and research and development are now recorded within the Products and Solutions and ADI Global Distribution segments. For the twelve months ended December 31, 2023 and 2022, respectively, $49 million and $51 million of corporate expenses have been reclassified into the Products and Solutions segment while $32 million and $34 million of corporate expenses have been reclassified into the ADI Global Distribution segment, decreasing reported income from operations to conform to the current year presentation.

Corporate expenses include costs related to the corporate functions such as the executive function, legal, accounting, tax, treasury, corporate development, human resources, investor relations, and information technology. Additionally, unallocated amounts for non-operating items such as Reimbursement Agreement expense, interest income (expense), other income (expense), and provision for income taxes are reported within Corporate.

Segment results of operations for Products and Solutions, including significant segment expenses that are regularly reviewed by the CODM, are included in the table below.

	Years Ended December 31,
(in millions)	2024	2023	2022
Net revenue	$2,564	$2,672	$2,783
Cost of goods sold	1,514	1,640	1,707
Research and development expenses	94	108	110
Selling, general and administrative expenses	416	428	439
Intangible asset amortization	23	23	22
Restructuring and impairment costs	14	27	29
Segment income from operations	$503	$446	$476

Segment results of operations for ADI Global Distribution, including significant segment expenses that are regularly reviewed by the CODM, are included in the table below.

	Years Ended December 31,
(in millions)	2024	2023	2022
Net revenue	$4,197	$3,570	$3,587
Cost of goods sold	3,346	2,902	2,891
Research and development expenses	17	—	—
Selling, general and administrative expenses	566	407	407
Intangible asset amortization	54	11	8
Restructuring and impairment costs	19	12	2
Segment income from operations	$195	$238	$279

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
The following table provides a reconciliation of segment income from operations to consolidated income before taxes.

	Years Ended December 31,
	2024	2023	2022
(in millions)
Segment income from operations
Products and Solutions	$503	$446	$476
ADI Global Distribution	195	238	279
Total segment income from operations	698	684	755
Unallocated amounts:
Selling, general and administrative expenses	156	125	128
Restructuring, impairment and extinguishment costs	19	3	4
Other expenses, net	218	169	139
Interest expense, net	81	65	54
Other corporate items	3	9	12
Income before taxes	$221	$313	$418

The following table provides detail on other significant segment items that are regularly reviewed by the CODM.

	Years Ended December 31,
	2024	2023	2022
(in millions)
Capital expenditures
Products and Solutions	$55	$77	$55
ADI Global Distribution	25	26	29
Total segment capital expenditures	80	103	84
Corporate activities	—	2	1
Total capital expenditures	$80	$105	$85

Note 5. Revenue Recognition

Disaggregated Revenue

We have two operating segments: Products and Solutions and ADI Global Distribution. Disaggregated revenue information for Products and Solutions is presented by product grouping, while ADI Global Distribution is presented by region.

A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For product sales, typically each product sold to a customer represents a distinct performance obligation. We recognize the majority of our revenue from performance obligations outlined in contracts with our customers that are satisfied at a point in time. Approximately 2% of our revenue is satisfied over time. We have contract liabilities of $40 million as of December 31, 2024, which mainly relate to deferred revenues assumed through the acquisition of Snap One. As of December 31, 2023, contract liabilities were not material. Additionally, contract assets were not material as of December 31, 2024 and 2023.

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

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
The following table presents revenue by business line and geographic location, as we believe this presentation best depicts how the nature, amount, timing, and uncertainty of net revenue and cash flows are affected by economic factors:

	Years Ended December 31,
(in millions)	2024	2023	2022
Products and Solutions
Safety and Security	$885	$965	$913
Air	858	862	953
Energy	512	525	595
Water	309	320	322
Total Products and Solutions	2,564	2,672	2,783

ADI Global Distribution
Americas (1)	3,680	3,085	3,087
International (2)	517	485	500
Total ADI Global Distribution	4,197	3,570	3,587

Total net revenue	$6,761	$6,242	$6,370
(1)Americas represents North, Central, and South America.
(2)International represents all geographies that are not included in Americas.

Note 6. Restructuring

The following table details restructuring expense by segment. Restructuring expenses are presented in restructuring, impairment and extinguishment costs within the Consolidated Statements of Operations.

	Years Ended December 31,
(in millions)	2024	2023	2022
Products and Solutions	$14	$24	$20
ADI Global Distribution	19	7	2
Corporate	8	3	4
Restructuring expenses	41	34	26
Impairment and extinguishment costs	11	8	9
Restructuring, impairment and extinguishment costs	$52	$42	$35

We took restructuring actions, including capturing synergies from our recent Snap One acquisition, to align our cost structure based on our strategic objectives and our outlook of market conditions. The intent of these actions is to lower costs, increase margins, and position us for long-term growth. We expect to fully execute on our restructuring programs over the next 12 to 36 months, and we may incur future additional restructuring expenses associated with these plans or new plans. We are unable at this time to make a good faith determination of cost estimates, or ranges of cost estimates, associated with future phases of the programs or the total costs we may incur in connection with these programs.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
The following table summarizes the status of our restructuring expenses included within accrued liabilities on the Consolidated Balance Sheets. Amounts associated with impairment and extinguishment costs are not included in the table below because those amounts are charged directly against the relevant assets and debt, respectively.

	December 31,
(in millions)	2024	2023	2022
Beginning of year	$30	$27	$9
Charges	41	34	26
Usage (1)	(40)	(31)	(8)
End of year	$31	$30	$27
(1) Usage primarily relates to cash payments and shares issued associated with employee termination costs.

Note 7. Pension Plans

Pension benefits for some U.S. employees are provided through non-contributory, qualified, and non-qualified defined benefit plans, which are currently frozen. We also sponsor defined benefit pension plans for non-U.S. employees in Germany, Switzerland, Netherlands, Belgium, India, Austria, and France.

The following table summarizes the balance sheet impact, including the benefit obligations, assets, and funded status associated with the pension plans:

	U.S. Plans			Non-U.S. Plans
(in millions)	2024	2023	2022	2024	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$234	$281	$348	$108	$96	$141
Service cost	2	3	7	4	4	5
Interest cost	12	13	11	3	3	2
Actuarial losses (gains) (1)	(16)	23	(66)	(5)	8	(45)
Net benefits paid	(2)	(3)	(18)	—	4	—
Settlements and curtailments (2)	(21)	(83)	(1)	(4)	(13)	—
Foreign currency translation and other	—	—	—	(8)	6	(7)
Benefit obligation at end of year	209	234	281	98	108	96

Change in plan assets:
Fair value of plan assets at beginning of year	197	262	342	26	27	32
Actual return on plan assets	7	20	(62)	1	1	(6)
Employer contributions	—	—	1	2	2	3
Net benefits paid	(2)	(3)	(18)	—	4	—
Settlements and curtailments (2)	(21)	(83)	(1)	(4)	(11)	—
Foreign currency translation and other	—	1	—	(1)	3	(2)
Fair value of plan assets at end of year	181	197	262	24	26	27
Funded status of plans (3)	$(28)	$(37)	$(19)	$(74)	$(82)	$(69)
(1) Primarily driven by actuarial assumptions.
(2) Settlement accounting was triggered during the year resulting in a remeasurement of our U.S. qualified defined benefit pension plan.
(3) The amounts recognized in accrued liabilities on the Consolidated Balance Sheets were $2 million at December 31, 2024 and 2023. The amounts recognized in other liabilities on the Consolidated Balance Sheets were $100 million and $117 million at December 31, 2024 and 2023, respectively.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
Actuarial losses and prior service costs recognized in accumulated other comprehensive loss associated with pension plans at December 31, 2024 and 2023 are immaterial, and therefore, any amortization into net periodic pension cost over the next fiscal year are also immaterial.

The components of net periodic benefit (income) cost, excluding service costs, are included in Other expenses, net in the Consolidated Statements of Operations for the years ended December 31, 2024, 2023, and 2022 and are as follows:

	U.S. Plans			Non-U.S. Plans
(in millions)	2024	2023	2022	2024	2023	2022
Net periodic benefit cost (income)
Service cost	$2	$3	$7	$4	$4	$5
Interest cost	12	13	11	3	3	2
Expected return on plan assets	(10)	(11)	(17)	(1)	(1)	(1)
Other (1)	—	7	(1)	—	(2)	(33)
Net periodic benefit cost (income)	$4	$12	$—	$6	$4	$(27)
(1) Other includes immaterial impacts from amortization of prior service credit, amortization of actuarial gains and loss, and settlements.

The following table outlines the impacts of the pensions on other comprehensive (income) loss:

	U.S. Plans			Non-U.S. Plans
(in millions)	2024	2023	2022	2024	2023	2022
Other changes in plan assets and benefits obligations recognized in other comprehensive (income) loss
Actuarial losses (gains)	$(13)	$14	$(66)	$(6)	$9	$(45)
Excess return on plan assets	—	—	79	—	—	6
Actuarial (losses) gains recognized during the year	(1)	(8)	—	—	—	33
Other	—	1	—	—	(1)	2
Total recognized in other comprehensive (income) loss	(14)	7	13	(6)	8	(4)
Total recognized in net periodic benefit cost (income) and other comprehensive (income) loss	$(10)	$19	$13	$—	$12	$(31)

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
Significant actuarial assumptions used in determining the benefit obligations and net periodic benefit cost (income) for benefit plans are presented in the following table as weighted averages.

	U.S. Plans			Non-U.S. Plans
	2024	2023	2022	2024	2023	2022
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	5.0%	5.2%	3.1%	3.0%	3.4%	1.2%
Interest crediting rate	6.0%	6.0%	6.0%	2.3%	2.5%	1.5%
Expected annual rate of compensation increase	3.5%	3.5%	3.2%	2.7%	2.6%	2.4%

Actuarial assumptions used to determine net periodic benefit cost (income) for the year ended December 31:
Discount rate - benefit obligation	5.7%	5.0%	5.2%	3.0%	3.0%	3.4%
Interest crediting rate	6.0%	6.0%	6.0%	0.4%	2.2%	2.5%
Expected rate of return on plan assets	5.5%	5.3%	5.3%	1.1%	3.4%	1.3%
Expected annual rate of compensation increase	3.5%	3.5%	3.5%	2.5%	2.7%	2.6%

The U.S. pension plan discount rate reflects the rate at which the associated liabilities could be settled at December 31 and was determined from a modeling process that involves matching the expected cash outflows of its benefit plans to a yield curve constructed from a portfolio of high-quality, fixed income debt instruments. We use the single weighted-average yield of this hypothetical portfolio as a discount rate benchmark.

The expected rate of return on U.S. plan assets of 5.5% is a long-term rate based on historical plan asset returns over varying long-term periods combined with current market conditions and broad asset mix considerations. We review the expected rate of return on an annual basis and revise it as appropriate. For non-U.S. benefit plans, actuarial assumptions reflect economic and market factors relevant to each country.

The following amounts relate to pension plans with accumulated benefit obligations exceeding the fair value of plan assets at December 31, 2024 and 2023.

	U.S. Plans		Non-U.S. Plans
(in millions)	2024	2023	2024	2023
Projected benefit obligation	$209	$234	$97	$106
Accumulated benefit obligation	$207	$230	$89	$96
Fair value of plan assets	$181	$197	$23	$25

The amounts related to pension plans with projected benefit obligations exceeding the fair value of the plan assets at December 31, 2024 and 2023 are not materially different from the table above.

We utilized a third-party investment management firm to serve as our Outsourced Chief Investment Officer; however, we have appointed an internal investment committee that monitors adherence to the investment guidelines the firm will follow. We employ an investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities and plan funded status. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalizations. Other assets such as real estate and hedge funds may be used to improve portfolio diversification. The non-U.S. investment policies are different for each country as local regulations, funding requirements, and financial and tax considerations are part of the funding and investment allocation process in each country.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
A majority of the U.S. pension plan assets as of December 31, 2024 do not have published pricing and are valued using Net Asset Value (“NAV”). As a practical expedient, assets valued using NAV have not been classified in the fair value hierarchy. NAV and fair value by asset category are as follows for December 31, 2024 and 2023:

	U.S. Plans NAV
(in millions)	2024	2023
Cash and cash equivalents	$2	$3
Equity	58	64
Government bonds	10	14
Corporate bonds	50	58
Real estate / property	22	24
Other	39	34
Total assets at fair value	$181	$197

The fair values of the non-U.S. pension plan assets by asset category are as follows for December 31, 2024 and 2023:

	Non-U.S. Plans
	2024				2023
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Equity	$7	$7	$—	$—	$7	$7	$—	$—
Government bonds	5	—	5	—	6	—	6	—
Insurance contracts	6	—	—	6	7	—	—	7
Other	6	—	—	6	6	—	—	6
Total assets at fair value	$24	$7	$5	$12	$26	$7	$6	$13

Refer to Note 13. Fair Value to Consolidated Financial Statements.

The following table summarizes changes in the fair value of Level 3 assets for Non-U.S. plans:

(in millions)	Non-U.S. Plans
Balance at January 1, 2022	$30
Return on plan assets	(3)
Purchases, sales and settlements, net	—
Other	(2)
Balance at December 31, 2022	25
Return on plan assets	1
Purchases, sales and settlements, net	(14)
Other	1
Balance at December 31, 2023	13
Return on plan assets	1
Purchases, sales and settlements, net	2
Other	(4)
Balance at December 31, 2024	$12

Government bonds and corporate bonds held as of December 31, 2024 and 2023 are valued either by using pricing models, bids provided by brokers or dealers, quoted prices of securities with similar characteristics, or discounted cash flows and as such include adjustments for certain risks that may not be observable such as credit and liquidity risks. Real estate, insurance contracts, and other investments as of December 31, 2024 and 2023 and are classified as Level 3 as there are neither quoted prices nor other observable inputs for pricing. Insurance contracts are issued by insurance companies and are

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
valued at cash surrender value, which approximates the contract fair value. Other investments consist of a collective pension foundation that is valued and allocated by the plan administrator.

We utilize the services of retirement and investment consultants to actively manage the assets of our pension plans. We have established asset allocation targets and investment guidelines based on the guidance of the consultants. Our target allocations are 37% fixed income investments, 33% global equity investments, 12% global real estate investments, and 18% cash and other investments.

Our general funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. In 2024, we were not required nor did we make any material contributions to the U.S. pension plans and do not expect to make any material contributions in 2025.

Benefit payments are expected to be approximately $18 million per year through 2029 and $82 million in aggregate from 2030 to 2034 for our U.S. pension plans and $3 million per year through 2028, $6 million in 2029, and $23 million in aggregate from 2030 to 2034 for our non-U.S. pension plans.

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

During 2024, the Stock Incentive Plan was amended to increase the number of shares of our common stock available for issuance by 3.5 million shares and an additional 4.8 million shares associated with the Snap One acquisition resulting in an aggregate of 27.8 million shares available for issuance. At December 31, 2024, 9.2 million shares of our common stock are available to be granted under the Stock Incentive Plan.

Our stock-based compensation expense, net of tax was $64 million, $43 million, and $48 million for the years ended December 31, 2024, 2023, and 2022.

Restricted Stock Unit and Performance Stock Unit Activity

RSUs are issued to certain key employees and to non-employee directors. These awards entitle the holder to receive one share of our common stock for each unit upon vesting. RSUs typically become fully vested over a three-year period following the grant date; however, RSU awards granted to our non-employee directors have a one-year service period. We measure stock-based compensation expense based on the estimated fair value of the award at the grant date.

PSUs are issued to certain key employees. These awards entitle the holder to receive a specified number of our common stock, dependent on our financial metrics or market conditions, for each unit upon vesting. PSUs typically become vested at the end of a three-year period and are payable in our common stock. PSUs granted in 2023 and 2024 were issued with the shares awarded per unit being based on the difference in performance between the total stockholders’ return of our common stock against that of the S&P SmallCap 600 Index. PSUs granted prior to 2023 were issued with the shares awarded per unit being based on the difference in performance between the total stockholders’ return of our common stock against that of the S&P 400 Industrials Index.

The fair values estimated from the Monte Carlo simulation for PSUs issued during the years ended December 31, 2024, 2023 and 2022 were calculated using the following assumptions:

	Years Ended December 31,
	2024	2023	2022
Expected volatility	45.94% - 47.58%	63.37%	59.01%
Risk-free interest rate %	3.89% - 4.28%	4.24%	1.58%
Expected term (in years)	2.39 - 2.90	2.88	2.89
Dividend yield (1)	—%	—%	—%
(1) We have never declared or paid any cash dividends on our common stock and we currently do not intend to pay cash dividends on our common stock.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

The following table summarizes activity related to the Stock Incentive Plan for employees and non-employee directors:

	PSUs (1)		RSUs
(in thousands except for per share amounts)	Number of Performance Stock Units	Weighted Average Grant Date Fair Value Per Share	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested as of January 1, 2024	1,594	$35.80	3,856	$20.16
Granted	586	27.94	4,585	19.59
Vested	—	—	(2,278)	20.43
Forfeited	(500)	41.63	(414)	19.44
Non-vested as of December 31, 2024	1,680	$31.33	5,749	$19.65
(1) Final shares issued for PSUs is based on the difference between the total stockholders’ return of our common stock and the S&P SmallCap 600 Index. All PSUs are included at their target amounts.

Weighted average grant date fair value per share of awards granted during the years ended December 31, 2023 and 2022 was $29.89 and $36.11, respectively for PSUs and $18.79 and $22.69, respectively for RSUs.

As of December 31, 2024, unrecognized compensation cost related to unvested awards granted to employees and non-employee directors under the Stock Incentive Plan is as follows:

(in millions)	Unrecognized Compensation Cost	Weighted-Average Period
RSUs	$68	1 year, 11 months
PSUs	18	1 year, 2 months
Total unrecognized compensation cost	$86
The fair value of shares vested follows:

	Years Ended December 31,
(in millions)	2024	2023	2022
RSUs	$47	$29	$36
PSUs	—	14	4
Total	$47	$43	$40

Stock Option Activity

Stock option awards entitle the holder to purchase shares of our common stock at a specific price when the options vest. Stock options typically vest over 3 years from the date of grant and expire 7 years from the grant date. There were no stock options granted to employees during the twelve months ended December 31, 2024, 2023, or 2022.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

The following table summarizes stock option activity related to the Stock Incentive Plan:

	Stock Options
	Number of Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value (1) (in millions)
Stock Options outstanding as of January 1, 2024	1,221	$14.52	3.2 years	$8
Expired	(18)	22.69
Exercised	(197)	14.71
Stock Options outstanding and exercisable as of December 31, 2024	1,006	$14.34	2.3 years	$9
(1) Represents the total intrinsic value (the difference between the fair market value of our common stock as of January 1, 2024 and December 31, 2024, respectively, and the exercise price, multiplied by the number of in-the-money service-based common stock options) that would have been received by the option holders had all option holders exercised their options on January 1, 2024 and December 31, 2024, respectively. This amount is subject to change based on changes to the fair market value of our common stock.

For the year ended December 31, 2024, there was no unrecognized compensation cost related to stock options granted under the Stock Incentive Plan as all stock options were vested. Cash received from stock options exercised during the years ended December 31, 2024, 2023, and 2022 was not material.

Note 9. Goodwill and Other Intangible Assets, net

Our goodwill balance and changes in carrying value by segment follows:

(in millions)	Products and Solutions	ADI Global Distribution	Total
Balance at January 1, 2023	$2,072	$652	$2,724
Acquisitions	7	3	10
Adjustments	(5)	—	(5)
Divestitures	(46)	—	(46)
Impact of foreign currency translation	17	5	22
Balance as of December 31, 2023	2,045	660	2,705
Acquisitions (1)	—	405	405
Impact of foreign currency translation	(30)	(8)	(38)
Balance as of December 31, 2024	$2,015	$1,057	$3,072
(1) Refer to Note 3. Acquisitions and Divestitures for additional information.

The following table summarizes the net carrying amount of intangible assets:

	December 31,
(in millions)	2024	2023
Intangible assets subject to amortization	$996	$281
Indefinite-lived intangible assets	180	180
Total intangible assets	$1,176	$461

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
Intangible assets subject to amortization consisted of the following:

	December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives	Weighted Average Amortization
Patents and technology	$170	$(41)	$129	5 - 10 years	8 years
Customer relationships	901	(177)	724	7 - 15 years	13 years
Trademarks	78	(12)	66	5 - 10 years	10 years
Software	222	(145)	77	2 - 12 years	5 years
Total intangible assets	$1,371	$(375)	$996

	December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives	Weighted Average Amortization
Patents and technology	$64	$(26)	$38	7 - 10 years	8 years
Customer relationships	319	(138)	181	7 - 15 years	13 years
Trademarks	9	(8)	1	5 - 10 years	9 years
Software	193	(132)	61	2 - 7 years	5 years
Total intangible assets	$585	$(304)	$281

Intangible assets are amortized on a straight-line basis or a basis consistent with the expected future cash flows over their expected useful lives. Intangible assets amortization expense was $80 million, $38 million, and $35 million during the years ended December 31, 2024, 2023 and 2022, respectively.

The estimated aggregate amortization on these intangible assets for each of the next five years as of December 31, 2024, follows:

(in millions)	Amortization Expense
2025	$122
2026	$118
2027	$107
2028	$104
2029	$94

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

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
Operating lease expense was as follows:

	Years Ended December 31,
(in millions)	2024	2023	2022
Operating lease cost:
Selling, general and administrative expenses	$69	$57	$50
Cost of goods sold	16	20	19
Total operating lease costs	$85	$77	$69

Total operating lease costs include variable lease costs of $17 million, $22 million, and $19 million for the years ended December 31, 2024, 2023, and 2022, respectively.

The following table summarizes the carrying amounts of our operating leased assets and liabilities along with key inputs used to discount our lease liabilities:

		December 31,
(in millions, except weighted-average data)	Financial Statement Line Item	2024	2023
Operating lease assets	Other assets	$248	$192
Operating lease liabilities - current	Accrued liabilities	$51	$39
Operating lease liabilities - non-current	Other liabilities	$212	$166
Weighted-average remaining term		5.95 years	6.32 years
Weighted-average incremental borrowing rate		6.08%	6.12%

The following table summarizes our future minimum lease payments under our non-cancelable leases as of December 31, 2024:

(in millions)	Commitments
2025	$62
2026	56
2027	49
2028	40
2029	27
Thereafter	66
Total lease payments	300
Less: Imputed interest	37
Present value of operating lease liabilities	$263

Supplemental cash flow information related to operating leases follows:

	Years Ended December 31,
(in millions)	2024	2023	2022
Cash paid for operating lease liabilities	$41	$36	$33
Non-cash activities: operating lease assets obtained in exchange for new operating lease liabilities (1)	$116	$39	$97
(1) The year ended December 31, 2024 includes $61 million of operating lease assets acquired from the Snap One acquisition. The year ended December 31, 2022, includes $25 million of operating lease assets acquired from the First Alert acquisition.

As of December 31, 2024, we have additional operating leases that have not yet commenced. Obligations under these leases are not material. Additionally, as a lessor, we lease all or a portion of certain owned properties. Rental income for the years ended December 31, 2024, 2023, and 2022 was not material.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

Note 11. Long-Term Debt

Long-term debt is comprised of the following:

	December 31,
(in millions)	2024	2023
4.000% Senior Notes due 2029	$300	$300
6.500% Senior Notes due 2032	600	—
Variable rate A&R Term B Facility	1,115	1,119
Gross debt	2,015	1,419
Less: current portion of long-term debt	(6)	(12)
Less: unamortized deferred financing costs	(26)	(11)
Total long-term debt	$1,983	$1,396

Aggregate required principal payments on long-term debt outstanding at December 31, 2024, follows:

(in millions)	Payments
2025	$6
2026	6
2027	6
2028	524
2029	306
Thereafter	1,167
Total	$2,015

A&R Senior Credit Facilities

The A&R Credit Agreement provides for an initial seven-year senior secured Term B loan facility in an aggregate principal amount of $950 million with a maturity date of February 2028. In March 2022, we amended the A&R Credit Agreement adding $200 million in additional term loans. In June 2023, we amended the A&R Credit Agreement to replace the interest rate reference rate of LIBOR with the secured overnight financing rate. Included in the A&R Term B Facility is a five-year senior secured revolving credit facility in an aggregate capacity of $500 million (the A&R Revolving Credit Facility and, together with the A&R Term B Facility, the “A&R Senior Credit Facilities”).

In May 2024, the A&R Term B Facility was amended to (i) reduce the interest rate margin from 2.25% to 2.00%, (ii) eliminate the SOFR credit spread adjustment, and (iii) reduce the SOFR floor from 0.50% to 0%.

In June 2024, we further amended the A&R Credit Agreement to add $600 million of term loans with a maturity date of May 2031 to partially finance our acquisition of Snap One. We also extended the term of our A&R Revolving Credit Facility for a new five-year term.

In July 2024, we issued $600 million in aggregate principal of 6.500% Senior Notes due 2032 (“Senior Notes due 2032”). The Senior Notes due 2032 mature on July 15, 2032 and are senior unsecured obligations guaranteed by the Company’s existing and future domestic subsidiaries. The issue price of the Senior Notes due 2032 was equal to 100% of the principal amount. The net proceeds from the Senior Notes due 2032 were used to repay $596 million principal amount of outstanding indebtedness under the Company’s A&R Term B Facility.

In December 2024, the A&R Term B Facility was further amended to reduce the interest rate margin from 2.00% to 1.75%.

We are obligated to make quarterly principal payments throughout the term of the A&R Term B Facility according to the amortization provisions in the A&R Credit Agreement. In addition to paying interest on outstanding borrowings under the A&R Revolving Credit Facility, we are required to pay a quarterly commitment fee based on the unused portion of the

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
A&R Revolving Credit Facility. Borrowings under the A&R Credit Agreement can generally be prepaid at our option without premium or penalty; however, as part of the December 2024 repricing, we would be required to pay a 1% premium if we voluntarily prepay the term loans within the first six months following the repricing. Up to $75 million may be utilized under the A&R Revolving Credit Facility for the issuance of letters of credit to us or any of our subsidiaries.

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

At December 31, 2024 and 2023, the weighted average interest rate for the A&R Term B Facility, excluding the effect of the interest rate swaps, was 6.13% and 7.72%, respectively and there were no borrowings and no letters of credit issued under the A&R Revolving Credit Facility.

We entered into certain interest rate swap agreements in March 2021, which were amended in June 2023, to transition from a hedge of LIBOR-based cash flows to a hedge of SOFR-based cash flows. These interest rate swap agreements effectively convert a portion of our variable-rate debt to fixed rate debt. Additionally, we assumed an interest rate cap in connection with the Snap One acquisition, which caps the interest on a portion of our variable rate debt and acts as a cash flow hedge of our variable rate debt. Refer to Note 12.Derivative Financial Instruments to Consolidated Financial Statements.

Senior Notes

In August 2021, we issued $300 million in principal amount of 4.00% Senior Notes due 2029 (“Senior Notes due 2029”).

As noted above, in July 2024, we issued $600 million in aggregate principal of Senior Notes due 2032. We may, at our option, redeem the Senior Notes due 2032 in whole (at any time) or in part (from time to time), at varying prices based on the timing of the redemption.

The Senior Notes are senior unsecured obligations of Resideo guaranteed by Resideo’s existing and future domestic subsidiaries and rank equally with all of Resideo’s senior unsecured debt and senior to all of Resideo’s subordinated debt. The Senior Notes limit us and our restricted subsidiaries’ ability to, among other things, incur additional secured indebtedness; enter into certain sale and leaseback transactions; incur liens; and consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of limitations and exceptions. Additionally, upon certain events constituting a change of control together with a ratings downgrade, the holders of the Senior Notes have the right to require us to offer to repurchase the Senior Notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, to (but not including) the date of purchase.

Note 12. Derivative Financial Instruments

In March 2021, we entered into eight interest rate swap agreements (“Swap Agreements”) with several financial institutions for a combined notional value of $560 million. The Swap Agreements were entered into to reduce the consolidated interest rate risk associated with variable rate long-term debt and designated as cash flow hedges.

During 2023, we modified two of the Swap Agreements, each with a notional value of $70 million, by blending the asset positions of the original interest rate swap agreements into new interest rate swap agreements and extending the term of our hedged positions to February 2027. The new pay-fixed interest rate swap agreements qualify as hybrid instruments in accordance with Accounting Standards Codification 815, Derivatives and Hedging, consisting of financing components and embedded at-market derivatives that were designated as cash flow hedges. The amounts remaining in accumulated other comprehensive loss for the modified interest rate swap agreements were amortized as a reduction to interest expense over the effective period of the original interest rate swap agreements, or May 2024. The financing components are accounted for at amortized cost over the life of the swap while the embedded at-market derivatives are accounted for at fair value. We also amended the Swap Agreements to transition from a hedge of LIBOR-based cash flows to a hedge of SOFR-based cash flows with a minimum rate of 0.39% per annum to a base fixed weighted average rate of 1.13% over the remaining terms. We designated the Swap Agreements as cash flow hedges of the variability in expected cash outflows for interest payments.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

In connection with our acquisition of Snap One, we assumed an interest rate cap which has a current notional value of $344 million and a strike rate of 4.79%, which effectively caps SOFR on the notional amount at that rate (the “Interest Rate Cap”). We are required to pay a premium of $7 million at the maturity date of December 31, 2025. The Interest Rate Cap qualifies as a hybrid instrument consisting of a financing component and an embedded at-market derivative that was designated as a cash flow hedge on our A&R Term B Facility as of the Snap One acquisition date.

The Swap Agreements and Interest Rate Cap (referred to collectively as “interest rate derivatives”) are adjusted to fair value on a quarterly basis. The following tables summarizes the fair value and presentation of derivative instruments in the Consolidated Balance Sheets as well as the changes in fair value recorded in accumulated other comprehensive loss:

	Fair Value of Derivative Assets
		Years Ended December 31,
(in millions)	Financial Statement Line Item	2024	2023
Derivatives designated as hedging instruments:
Interest rate derivatives	Other current assets	$10	$20
Interest rate derivatives	Other assets	3	10
Total derivative assets designated as hedging instruments		$13	$30

	Fair Value of Derivative Liabilities
		Years Ended December 31,
(in millions)	Financial Statement Line Item	2024	2023
Derivatives designated as hedging instruments:
Interest rate derivatives	Accrued liabilities	$6	$—
Total derivative liabilities designated as hedging instruments		$6	$—

Unrealized gain	Accumulated other comprehensive loss	$8	$25

The following table summarizes the effect of derivative instruments designated as cash flow hedges in other comprehensive income (loss) and the Consolidated Statements of Operations:

		Years Ended December 31,
(in millions)	Financial Statement Line Item	2024	2023
Gains recorded in accumulated other comprehensive loss, beginning of year		$25	$42
Current period gain (loss) recognized in/reclassified from other comprehensive income	Other comprehensive income (loss)	(16)	25
Gains reclassified from accumulated other comprehensive loss to net income	Interest expense, net	(1)	(42)
Gains recorded in accumulated other comprehensive loss, end of year		$8	$25

Unrealized gains expected to be reclassified from accumulated other comprehensive loss in the next 12 months are estimated to be $7 million as of December 31, 2024.

Note 13. Fair Value

The estimated fair value of our financial instruments held, and when applicable, issued to finance our operations, is summarized below. Certain estimates and judgments are required to develop the fair value amounts. The fair value amounts shown below are not necessarily indicative of the amounts that we would realize upon disposition nor do they indicate our

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
intent or ability to dispose of the financial instrument. There were no material changes in the methodologies used in our valuation practices as of December 31, 2024 and 2023.

The fair values of long-term debt instruments were determined using quoted market prices in inactive markets or discounted cash flows based upon current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy.

The following table provides a summary of the carrying amount and fair value of outstanding debt:

	December 31, 2024		December 31, 2023
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt
4.000% Senior Notes due 2029	$300	$272	$300	$266
6.500% Senior Notes due 2032	600	602	—	—
Variable rate A&R Term B Facility	1,115	1,119	1,119	1,122
Total debt	$2,015	$1,993	$1,419	$1,388

As of December 31, 2024 and 2023, there were no borrowings and no letters of credit issued under the A&R Revolving Credit Facility. Refer to Note 11. Long-Term Debt to Consolidated Financial Statements.

Foreign Currency Risk Management—We conduct business on a multinational basis in a wide variety of foreign currencies. We are exposed to market risks from changes in currency exchange rates. These exposures may impact future earnings and/or operating cash flows. The exposure to market risk for changes in foreign currency exchange rates arises from international trade transactions, foreign currency denominated monetary assets and liabilities, and international financing activities between subsidiaries. We rely on natural offsets to address these market risk exposures. As of December 31, 2024 and 2023, we had no forward or option hedging contracts.

Interest Rate Risk—We have exposure to movements in interest rates associated with cash and borrowings. We may enter into various interest rate protection agreements in order to limit the impact of movements in interest rates.

The following table provides a summary of the carrying amount and fair value of our interest rate derivatives:

	December 31, 2024		December 31, 2023
(in millions)	Carrying Value	Significant other observable inputs (Level 2)	Carrying Value	Significant other observable inputs (Level 2)
Assets:
Interest rate derivatives	$13	$13	$30	$30
Liabilities:
Interest rate derivatives	6	6	—	—
Total, net	$7	$7	$30	$30

There are no Level 1 or Level 3 assets or liabilities for the periods presented above. The fair values of derivative financial instruments have been determined based on market value equivalents at the balance sheet date, taking into account the current interest rate environment and therefore were classified as Level 2 measurements in the fair value hierarchy. Refer to Note 12. Derivative Financial Instruments to Consolidated Financial Statements.

The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued liabilities approximate fair value because of their short-term maturity.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
Note 14. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
(in millions)	2024	2023
Obligations payable under Indemnification Agreements	$140	$140
Compensation, benefit and other employee-related	131	110
Customer rebate reserve	112	104
Current operating lease liability	51	39
Taxes payable	35	34
Restructuring	31	30
Deferred revenue	29	4
Product warranties	27	24
Freight payable	26	25
Other (1)	135	110
Total accrued liabilities	$717	$620
(1) Other includes accruals for advertising, legal and professional reserves, royalties, interest, and other miscellaneous items.

Note 15. Commitments and Contingencies

Environmental Matters

We are subject to various federal, state, local, and foreign government requirements relating to the protection of the environment and accrue costs related to environmental matters when it is probable that we have incurred a liability related to a contaminated site and the amount can be reasonably estimated. We believe that, as a general matter, our policies, practices, and procedures are properly designed to prevent unreasonable risk of environmental damage and personal injury and that our handling, manufacture, use and disposal of hazardous substances are in accordance with environmental and safety laws and regulations. We have incurred remedial response and voluntary cleanup costs for site contamination and are a party to claims associated with environmental and safety matters, including products containing hazardous substances. Additional claims and costs involving environmental matters are likely to continue to arise in the future.

Environment-related expenses for sites owned and operated by us are presented within cost of goods sold for operating sites. For the years ended December 31, 2024, 2023, and 2022, environmental expenses related to these operating sites were not material. Liabilities for environmental costs were $22 million for the years ended December 31, 2024 and 2023.

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

Tax Matters Agreement

In connection with the Spin-Off, we entered into the Tax Matters Agreement with Honeywell, pursuant to which we are responsible and will indemnify Honeywell for certain taxes, including certain income taxes, sales taxes, VAT, and payroll taxes, relating to the business for all periods, including periods prior to the consummation of the Spin-Off. In addition, the Tax Matters Agreement addresses the allocation of liability for taxes that are incurred as a result of restructuring activities undertaken to effectuate the Spin-Off.

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

The following table summarizes information concerning the Reimbursement and Tax Matter Agreements’ liabilities:

(in millions)	Reimbursement Agreement	Tax Matters Agreement	Total
Beginning balance, January 1, 2023	$614	$106	$720
Accruals for liabilities deemed probable and reasonably estimable	178	(9)	169
Payments to Honeywell	(140)	—	(140)
Balance as of January 1, 2024	652	97	749
Accruals for liabilities deemed probable and reasonably estimable	211	(2)	209
Payments to Honeywell	(140)	(4)	$(144)
Balance as of December 31, 2024	$723	$91	$814

The liabilities related to the Reimbursement and Tax Matter Agreements are included in the following balance sheet accounts:

	Years Ended December 31,
(in millions)	2024	2023
Accrued liabilities	$140	$140
Obligations payable under Indemnification Agreements	674	609
Total indemnification liabilities	$814	$749

For the years ended December 31, 2024, 2023, and 2022, net expenses related to the Reimbursement Agreement were $211 million, $178 million and $157 million respectively, and are recorded in other expense, net.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
We do not currently possess sufficient information to reasonably estimate the amounts of indemnification liabilities to be recorded upon future completion of studies, litigation, or settlements, and neither the timing nor the amount of the ultimate costs associated with such indemnification liability payments can be determined although they could be material to our consolidated results of operations and operating cash flows in the periods recognized or paid.

Independent of our payments under the Reimbursement Agreement, we will have ongoing liability for certain environmental claims, which are part of our ongoing business.

Trademark Agreement

We entered into a 40-year Trademark Agreement with Honeywell that authorizes our use of the Honeywell Home trademark in the operation of our business for the advertising, sale and distribution of certain licensed products. In exchange, we pay Honeywell a royalty fee of 1.5% based on net revenue related to such licensed products, which is recorded in selling, general and administrative expense in the Consolidated Statements of Operations. For the years ended December 31, 2024, 2023, and 2022, royalty fees were $18 million, $18 million, and $23 million, respectively.

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

	December 31,
(in millions)	2024	2023	2022
Beginning balance	$34	$48	$23
Accruals for warranties/guarantees issued during the year	31	24	44
Settlement/adjustment of warranty/guarantee claims	(30)	(38)	(19)
Ending balance	$35	$34	$48

Purchase Commitments

Our unconditional purchase obligations include purchase commitments with suppliers and other obligations entered into during the normal course of business regarding the purchase of goods and services. For the years ended December 31, 2024, 2023, and 2022, purchases related to these obligations were $276 million, $91 million, and $41 million, respectively.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the future aggregate payments on these obligations as of December 31, 2024.

(in millions)	Payments
2025	$177
2026	145
2027	22
2028	7
2029 and thereafter	7
Total	$358

Note 16. Other expense, net

Other expenses, net consists of the following:

	Years Ended December 31,
(in millions)	2024	2023	2022
Reimbursement Agreement expense	$211	$178	$157
Pension interest cost and expected return	4	9	(39)
Other, net	3	(18)	21
Total other expenses, net	$218	$169	$139

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

The following is a summary of the components of income before provision for income taxes:

	Years Ended December 31,
(in millions)	2024	2023	2022
U.S.	$(65)	$76	$124
Non-U.S.	286	237	294
Total	$221	$313	$418

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

The components of the provision for income taxes consisted of the following:

	Years Ended December 31,
(in millions)	2024	2023	2022
Current:
U.S.	$76	$80	$95
Non-U.S.	60	51	43
Total current	136	131	138
Deferred:
U.S.	(23)	(6)	(13)
Non-U.S.	(8)	(22)	10
Total deferred	(31)	(28)	(3)
Total provision	$105	$103	$135

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate is as follows:

	Years Ended December 31,
	2024	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Impact of foreign operations	(0.9)	(0.9)	(1.6)
U.S. state income taxes	4.9	4.4	3.0
Non-deductible indemnification costs	18.1	10.9	7.7
Executive compensation over $1 million	2.4	1.6	1.0
U.S. taxation of foreign earnings	3.1	2.8	1.0
Tax credits	(2.3)	(0.8)	(0.5)
Change in tax basis in foreign assets (1)	(0.9)	(6.5)	—
All other items, net	1.8	0.2	0.7
Effective income tax rate	47.2%	32.7%	32.3%
(1) The 2024 impact represents subsequent adjustment to tax basis, net of valuation allowance, based on refinement of the step-up calculation. The 2023 impact represents the initial recognition of a step-up in the tax basis of intangible assets recorded under Switzerland tax reform, net of valuation allowance.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
Deferred income taxes reflect the net impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects of the temporary differences as of December 31, 2024 and 2023 are as follows:

	Years Ended December 31,
(in millions)	2024	2023
Deferred tax assets:
Pension	$17	$21
Intangibles (1)	27	28
Other asset basis differences	44	51
Operating lease liabilities	60	44
Employee compensation and benefits	30	23
Inventory costing and related reserves	15	11
Customer rebates	8	3
Capitalized research and development	56	13
Other accruals and reserves	27	16
Net operating losses, capital losses, and tax credits	94	55
Other	10	11
Gross deferred tax assets	388	276
Valuation allowance	(86)	(75)
Total deferred tax assets	$302	$201

Deferred tax liabilities:
Intangibles	$(191)	$(42)
Property, plant and equipment	(9)	(16)
Operating lease assets	(56)	(41)
Other	(10)	(6)
Total deferred tax liabilities	$(266)	$(105)

Net deferred tax asset	$36	$96
(1) A valuation allowance brings the net deferred tax effect of the allowed step-up of intangible assets recorded under Switzerland tax reform to the amount more likely than not to be realized.

Valuation allowance

In assessing the need for a valuation allowance, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing the relative impact of all the available positive and negative evidence regarding our forecasted taxable income using both historical and projected future operating results, the reversal of existing taxable temporary differences, taxable income in prior carry-back years (if permitted), and the availability of tax planning strategies. The ultimate realization of deferred tax assets is dependent upon the generation of certain types of future taxable income during the periods in which those temporary differences become deductible. In making this assessment, we consider the scheduled reversal of deferred tax liabilities, our ability to carry back the deferred tax asset, projected future taxable income, and tax planning strategies. A valuation allowance is recorded in each jurisdiction when it is more likely than not that the deferred income tax asset will not be realized. Changes in deferred tax asset valuation allowances typically impact income tax expense.

We maintain a valuation allowance of $86 million against a portion of deferred tax assets. Valuation allowances principally relate to foreign net operating loss carryforwards. As of December 31, 2024, we have deferred tax assets relating to foreign net operating loss carryforwards of $53 million. These tax losses can be carried forward to offset the income tax liabilities

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
on future income in these countries. Cumulative tax losses of $48 million can be carried forward indefinitely, while the remaining $5 million of tax losses must be used during tax years 2024 to 2044.

The rollforward of the valuation allowance on deferred taxes is as follows for the periods indicated:

	Years Ended December 31,
(in millions)	2024	2023	2022
Beginning balance	$75	$63	$63
Additions / (Subtractions)	11	12	—
Ending balance	$86	$75	$63

As of December 31, 2024, our total undistributed earnings of foreign affiliates were $1.8 billion, of which $1.4 billion was not considered indefinitely reinvested. While these earnings would not be subject to incremental U.S. tax, if we were to actually distribute these earnings, they could be subject to additional foreign income taxes and/or withholding taxes payable in foreign jurisdictions. Thus, we provide for foreign income taxes payable upon future distributions of the earnings not considered indefinitely reinvested annually. For the year ended December 31, 2024, the tax charge related to earnings that are not considered indefinitely reinvested is not material. Determination of the unrecognized deferred foreign income tax liability related to these undistributed earnings is not practicable due to the complexities associated with this hypothetical calculation.

Uncertain tax positions

The table below sets forth the changes to our gross unrecognized tax benefit as a result of uncertain tax positions, excluding interest and penalties for the years ended December 31, 2024, 2023, and 2022. We do not anticipate that the total unrecognized tax benefits will change significantly within the next twelve months.

	Years Ended December 31,
(in millions)	2024	2023	2022
Unrecognized tax benefits at beginning of year	$22	$22	$16
Decreases related to positions taken on items from prior years	—	(1)	—
Increases related to positions taken in the current year	8	5	6
Decreases due to expiration of statutes of limitations	(6)	(4)	—
Unrecognized tax benefits at end of year	$24	$22	$22

Included in the balance of unrecognized tax benefits as of December 31, 2024 and December 31, 2023, are potential benefits of $24 million and $22 million, respectively, that if recognized would affect the effective tax rate.

We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the year ended December 31, 2024, we recognized no net expense for interest and penalties for unrecognized tax benefits and had net accumulated accrued interest and penalties of $2 million as of December 31, 2024. For the year ended December 31, 2023, we recognized a net expense for interest and penalties of $1 million relating to unrecognized tax benefits and had net accumulated accrued interest and penalties of $3 million as of December 31, 2023.

Open tax periods

We file income tax returns in the U.S. federal jurisdiction, all states, and various local and foreign jurisdictions. Our U.S. federal tax returns are no longer subject to income tax examinations for taxable years before 2021. With limited exception, state, local, and foreign income tax returns for taxable years before 2020 are no longer subject to examination.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
Note 18. Earnings Per Share

The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per common share follows:

	Years Ended December 31,
(in millions, except per share data)	2024	2023	2022
Numerator for basic and diluted earnings per common share:
Net income	$116	$210	$283
Less: preferred stock dividends	19	—	—
Less: undistributed income allocated to preferred stockholders	6	—	—
Net income available to common stockholders	$91	$210	$283

Denominator for basic and diluted earnings per common share:
Basic	146	147	146
Plus: dilutive effect of common stock equivalents	3	1	3
Weighted average diluted number of common shares outstanding	149	148	149

Earnings per common share:
Basic	$0.62	$1.43	$1.94
Diluted	$0.61	$1.42	$1.90

Diluted earnings per common share is computed based upon the weighted average number of shares of common stock outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the period.

The following potentially dilutive instruments, presented as a weighted average of the instruments outstanding, were excluded from the calculation of diluted net income per common share because their effect would have been antidilutive, and in the case of certain PSUs, the contingency has not been satisfied.

	Years Ended December 31,
(in millions)	2024	2023	2022
RSUs and other rights	0.7	1.5	0.1
PSUs	0.7	1.2	0.6
Preferred stock	0.3	—	—

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
Note 19. Geographic Areas - Financial Data

Revenue and long-lived assets by geography are as follows:

	Net Revenue (1)			Long-Lived Assets (2)
	Years Ended December 31,			December 31,
(in millions)	2024	2023	2022	2024	2023	2022
U.S.	$5,232	$4,720	$4,795	$412	$332	$347
Europe	1,046	1,065	1,111	138	143	131
Other International	483	457	464	108	107	79
Total	$6,761	$6,242	$6,370	$658	$582	$557
(1)Net revenue between geographic areas approximates market and is not significant. Net revenue is classified according to their country of origin. Included in U.S. net revenue are export sales of $57 million, $41 million, and $38 million for the years ended December 31, 2024, 2023, and 2022, respectively.
(2)Long-lived assets are comprised of property, plant and equipment, net and right-of-use lease assets.

Note 20. Stockholders’ Equity

Share Repurchase Program

On August 3, 2023, we announced that our Board of Directors authorized a share repurchase program for the repurchase of up to $150 million of our common stock over an unlimited time period (the “Share Repurchase Program”). Under the Share Repurchase Program, we may repurchase common stock from time-to-time through various methods, including in open market transactions, block trades, accelerated share repurchases, privately negotiated transactions, derivative transactions, or otherwise, certain of which may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in compliance with applicable state and federal securities laws. The Share Repurchase Program can be modified or terminated by our Board of Directors at any time.

The timing, as well as the number and value of common stock repurchased under the Share Repurchase Program, will be determined at our discretion and will depend on a variety of factors, including our assessment of the intrinsic value and market price of our common stock, general market and economic conditions, available liquidity, compliance with our debt and other agreements, applicable legal requirements, the nature of other investment opportunities available to us, and other considerations.

During the twelve months ended December 31, 2024, we repurchased 0.1 million shares of common stock in the open market at a total cost of $1 million. During the twelve months ended December 31, 2023, we repurchased 2.6 million of common stock in the open market at a total cost of $41 million. Common stock repurchases are recorded at cost and presented as a reduction to stockholders’ equity. As of December 31, 2024, the Company had approximately $108 million of authorized repurchases remaining under the Share Repurchase Program.

Preferred Stock

On June 14, 2024, in connection with our acquisition of Snap One, we issued 500,000 shares of Series A Cumulative Convertible Participating Preferred Stock (“Preferred Stock”) to an entity affiliated with the investment firm Clayton, Dubilier & Rice LLC (“CD&R”) for an aggregate purchase price of $500 million pursuant to an investment agreement dated April 15, 2024. In connection with the issuance of the Preferred Stock, we incurred direct and incremental expenses of $18 million which reduce the Preferred Stock carrying value.

The Preferred Stock is convertible perpetual participating preferred stock of the Company, with an initial conversion price equal to $26.92, and accrues dividends at a rate of 7% per annum, payable in cash or in kind. The Preferred Stock votes on an as-converted basis together with common stockholders. The Preferred Stock had an aggregate liquidation preference of $500 million as of December 31, 2024. Preferred Stock dividends accumulated during the twelve months ended December 31, 2024 were $19 million. The Company paid $12 million of dividends to preferred stockholders in cash during twelve months ended December 31, 2024, and Preferred Stock dividends payable totaling $7 million were included in accrued liabilities as of December 31, 2024.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
The Preferred Stock can be converted into our common stock at the holder’s option at any time. We can also force conversion of all (but not less than all) of the outstanding shares of Preferred Stock if at any time our common stock trading price exceeds 200% of the then-effective conversion price for at least 20 out of 30 trailing trading days. Following the third anniversary of the closing date, we have the option to redeem the Preferred Stock for an aggregate redemption price equal to two times the sum of the Accumulated Amount (as defined in the Certificate of Designations) plus any interim accrued and unpaid dividends (calculated at 1X instead of 2X) on such share of Preferred Stock in effect at the time of redemption. In the event of a change of control, we will have the option to purchase all (but not less than all) of the outstanding shares of Preferred Stock at a price per share equal to 150% of the sum of the Accumulated Amount plus any interim accrued and unpaid dividends (calculated at 100% instead of 150%) on such share of Preferred Stock in effect at the time of such purchase.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Resideo Technologies, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Resideo Technologies, Inc. (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 20, 2025, expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Snap One, which was acquired on June 14, 2024, and whose financial statements constitute 8.2% and 19.0% of total assets and revenues, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2024. Accordingly, our audit did not include the internal control over financial reporting at Snap One.

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
February 20, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Resideo Technologies, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Resideo Technologies, Inc (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Honeywell Reimbursement Agreement — Refer to Note 16. Commitments and Contingencies to the financial statements

Critical Audit Matter Description

Pursuant to the Honeywell Reimbursement Agreement (the “Reimbursement Agreement”), the Company has an obligation to make cash payments to Honeywell with respect to certain environmental claims associated with specified properties contaminated through historical business operations. The Company’s obligation is equal to 90% of payments for certain Honeywell environmental liability payments, less 90% of Honeywell’s net insurance receipts, plus certain other recoveries relating to such liabilities, as defined by the Reimbursement Agreement. The amount payable by the Company under this agreement is subject to an annual limit of $140 million.

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
•We tested the completeness and accuracy of the recognition of the Company’s liability for obligations under the Reimbursement Agreement through the following procedures:
◦For a selection of incremental charges to the Honeywell Environmental liability (increases), obtained supporting documentation related to the valuation of the liability from management, including, but not limited to, regulatory records of decision, feasibility studies, and third-party engineering estimates.
◦For a selection of payments related to the Honeywell Environmental liability (decreases), obtained supporting documentation related to the original invoice and proof of payment.
◦Made inquiries of internal and external legal counsel regarding environmental matters.
◦Performed searches of public domain sources to identify new remediation sites attributable to the Company or any additional remediation activities required by federal, state, or international authorities that may not have been included in the estimates.

Acquisitions – Snap One – Customer Relationship Intangible Asset - Refer to Note 2 and Note 3 to the Financial Statements

Critical Audit Matter Description

The Company completed the acquisition of Snap One Holdings Corp. (“Snap One”) for $1.4 billion on June 14, 2024. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including a customer relationship intangible asset of $590 million. Management estimated the fair value of the customer relationship asset using the multi-period excess earnings method, which is a specific discounted cash flow method. The fair value determination of the intangible asset required management to make significant estimates and assumptions related to the attrition rate, the determination of future cash flows including revenue growth rate, cost of sales, and total operating expenses and the selection of the discount rate.

We identified the fair value determination of customer relationship intangible asset of Snap One as a critical audit matter because of the significant estimates and assumptions management made to determine the fair value of this asset. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of this asset. Specific assumptions that required a high degree of judgment included the attrition rate, the determination of future cash flows including revenue growth rate, cost of sales, and total operating expenses and the selection of the discount rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination of the attrition rate, revenue growth rate, cost of sales, and total operating expenses and the selection of discount rate included the following, among others:
•We tested the effectiveness of controls over the valuation of the customer relationship, including management’s controls over the attrition rate and the determination of future cash flows including revenue growth rate, cost of sales, and operating expenses and the selection of the discount rate.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodologies, attrition rate and discount rate by;
◦Testing the source information underlying the determination of the attrition rate and discount rate and testing the mathematical accuracy of the calculations.

▪Obtaining an understanding of the methodology used in determining the fair value of customer relationship and determining whether the methodology is acceptable in accordance with applicable accounting and valuation standards.
▪Developing a range of independent estimates and comparing those to the discount rate selected by management.
◦We tested management’s forecast of revenue growth rate, cost of sales, and total operating expenses, relating to the valuation of the customer relationship intangible asset, by;
▪Obtaining an understanding of management’s estimate analysis.
▪Evaluating whether the significant assumptions are consistent with the following, when applicable: relevant industry, regulatory, and other external factors, including economic conditions; the Company's objectives, strategies, and related business risks; historical or recent experience, taking into account changes in conditions and events affecting the Company;
▪Evaluate whether the data is relevant and reliable for internally derived and/or external data, including whether the data is accurate and complete when internally derived.
◦We evaluated whether the estimated future cash flows were consistent with evidence obtained in other areas of the audit.
◦Tested the mathematical accuracy of the computations and application of the valuation model in calculating the fair value of the customer relationship intangible assets.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 20, 2025

We have served as the Company's auditor since 2018.

RESIDEO TECHNOLOGIES, INC.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to give reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.
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
Management assessed the effectiveness of internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2024.
Management excluded Snap One, which was acquired on June 14, 2024, from its assessment of internal control over financial reporting as of December 31, 2024. The exclusion is consistent with guidance issued by the SEC that an assessment of a recently acquired business may be omitted from the scope of management’s report on internal control over financial reporting for the year of acquisition. The total assets and revenue of Snap One represented 8.2% and 19.0% of our consolidated total assets and revenues, respectively, as of and for the year ended December 31, 2024.
The effectiveness of the internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8. Financial Statements and Supplementary Data of this Form 10-K.
Changes in Internal Control Over Financial Reporting
On June 14, 2024, we acquired 100% of the issued and outstanding equity of Snap One. We are currently integrating Snap One into our internal controls over financial reporting. Except for the inclusion of Snap One, there was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

RESIDEO TECHNOLOGIES, INC.
Item 9B. Other Information

On November 27, 2024, Nina Richardson, a member of our Board of Directors, adopted a Rule 10b5-1 trading agreement, pursuant to which she may sell up to 5,579 shares of the Company’s common stock. The trading agreement is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The duration of the trading agreement is from February 26, 2025 to December 31, 2025.

On December 3, 2024, Robert Aarnes, our President, ADI, adopted a Rule 10b5-1 trading agreement, pursuant to which he may sell up to 47,000 shares of the Company’s common stock. The trading agreements is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The duration of the trading agreement is from March 4, 2025 to December 31, 2025.

During the three months ended December 31, 2024, no other director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

RESIDEO TECHNOLOGIES, INC.
PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders, or the 2025 Proxy Statement, and is incorporated herein by reference.

Item 11. Executive Compensation
The information required by this item will be included in the 2025 Proxy Statement, which will be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2024 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in the 2025 Proxy Statement, which will be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2024 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in the 2025 Proxy Statement, which will be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2024 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information relating to fees paid to and services performed by Deloitte & Touche LLP and our Audit Committee’s pre-approval policies and procedures with respect to non-audit services are contained in the 2025 Proxy Statement, which will be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2024, and such information is incorporated herein by reference.

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

RESIDEO TECHNOLOGIES, INC.

2.14
Third Amendment to Trademark License Agreement, dated as of May 12, 2021, between Resideo Technologies, Inc. and Honeywell International Inc. (incorporated by reference to Exhibit 2.14 to Resideo's Form 10-K filed on February 21, 2023, File No. 001-38635)

2.15
Equity Purchase Agreement, dated as of February 6, 2022, by and between Resideo Technologies, Inc. and Newell Brands Inc. * (incorporated by reference to Exhibit 2.1 to Resideo’s Form 8-K filed on February 7, 2022, File No. 001-38635)

2.16
Agreement and Plan of Merger, dated as of April 14, 2024, by and among Resideo Technologies, Inc., Pop Acquisition Inc., and Snap One Holdings Corp.* (incorporated by reference to Exhibit 2.1 to Resideo’s Form 8-K filed on April 15, 2024, File No. 001-38635)

2.17
Amended and Restated Fifth Amendment to Indemnification and Reimbursement Agreement, dated as of June 14, 2024, by and among Honeywell International Inc. and Resideo Intermediate Holding Inc. (incorporated by reference to Exhibit 10.4 to Resideo’s Form 8-K filed on June 18, 2024, File No. 001-38635)

3.1	Amended and Restated Certificate of Incorporation of Resideo Technologies, Inc. (incorporated by reference to Exhibit 3.1 to Resideo’s Form 8-K filed on October 29, 2018, File No. 001-38635)

3.2	Amended and Restated By-laws of Resideo Technologies, Inc. (incorporated by reference to Exhibit 3.2 to Resideo’s Form 8-K filed on February 6, 2023, File No. 001-38635)

3.3
Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Participating Preferred Stock of Resideo Technologies, Inc. (incorporated by reference to Exhibit 4.2 to the Form S-8 filed with the Securities and Exchange Commission on June 14, 2024, File No. 333-280220)

4.1	Description of Securities of Registrant (filed herewith)

4.2
Indenture, dated as of October 19, 2018, among Resideo Funding Inc., Resideo Technologies, Inc., the other guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee. (incorporated by reference to Exhibit 4.1 to Resideo’s Form 8-K filed on October 19, 2018, File No. 001-38635)

4.3
Indenture, dated as of August 26, 2021, among Resideo Funding, Inc., as issuer, Resideo Technologies, Inc., the other guarantors named therein, and U.S. Bank National Association, as trustee. (incorporated by reference to Exhibit 4.1 to Resideo’s Form 8-K filed on August 27, 2021, File No. 001-38635)

4.4
First Supplemental Indenture, dated April 1, 2022, to the Senior Notes Indenture, dated August 26, 2021, relating to the Issuer’s 4.000% 2029 Notes (incorporated by reference to Exhibit 4.1 to Resideo’s Form 8-K filed on April 4, 2022, File No. 001-38635)

4.5
Second Supplemental Indenture, dated May 19, 2022, to the Senior Notes Indenture, dated August 26, 2021, relating to the Issuer's 4.000% 2029 Notes (incorporated by reference to Exhibit 4.2 to Resideo’s Form 10-Q filed on August 4, 2022, File No. 001-38635)

4.6
Third Supplemental Indenture, dated September 26, 2022, to the Senior Notes Indenture, dated August 26, 2021, relating to the Issuer's 4.000% 2029 Notes (incorporated by reference to Exhibit 4.1 to Resideo’s Form 10-Q filed on November 1, 2022, File No. 001-38635)

4.7
Fourth Supplemental Indenture, dated April 11, 2023, to the Senior Notes Indenture, dated August 26, 2021, relating to the Issuer's 4.000% 2029 Notes (incorporated by reference to Exhibit 4.1 to Resideo’s Form 10-Q filed May 3, 2023, File No. 001-38635)

RESIDEO TECHNOLOGIES, INC.

4.8
Fifth Supplemental Indenture dated July 17, 2024 to the Senior Notes Indenture, dated August 26, 2021, relating to the Issuer’s 4.000% 2029 Notes (incorporated by reference to Exhibit 4.2 to Resideo's Form 10-Q filed on August 9, 2024, File No. 001-38635)

4.9	Sixth Supplemental Indenture dated December 20, 2024, to the Senior Notes Indenture, dated August 26, 2021, relating to the Issuer's 4.000% 2029 Notes (filed herewith)

4.10
Indenture, dated as of July 17, 2024, among Resideo Funding Inc., as issuer, Resideo Technologies, Inc., the other guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Resideo’s Form 8-K filed on July 17, 2024, File No. 001-38635)

4.11	First Supplemental Indenture, dated December 20, 2024, to the Senior Notes Indenture, dated July 17, 2024, relating to the Issuer's 6.500% 2032 Senior Notes (filed herewith)

10.01	Form of Internal Hire Offer Letter ‡ (incorporated by reference to Exhibit 10.03 to Resideo’s Form 10-K filed on August 23, 2018, File No. 001-38635)

10.02	Resideo Technologies Supplemental Savings Plan ‡ (incorporated by reference to Exhibit 10.05 to Resideo’s Form 10-K filed on March 18, 2019, File No. 001-38635)

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

10.08	Resideo Technologies UK Sharebuilder Plan. ‡ (incorporated by reference to Exhibit 4.12 to Resideo’s Form S-8 filed on December 6, 2018, File No. 333-228687)

10.09
Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates Form of Stock Option Award Agreement. ‡ (incorporated by reference to Exhibit 10.20 to Resideo’s Form 10-K filed on March 18, 2019, File No. 001-38635)

10.10
Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates Form of Restricted Stock Unit Agreement amended as of July 28, 2022. ‡ (incorporated by reference to Exhibit 10.1 to Resideo’s Form 10-Q filed on November 1, 2022, File No. 001-38635)

10.11
Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates Form of Performance Stock Unit Agreement amended as of July 28, 2022. ‡ (incorporated by reference to Exhibit 10.2 to Resideo’s Form 10-Q filed on November 1, 2022, File No. 001-38635)

RESIDEO TECHNOLOGIES, INC.

10.12
Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates Form of Omnibus Amendment to Performance Stock Unit Agreements (for outstanding PSU awards). ‡ (incorporated by reference to Exhibit 10.3 to Resideo’s Form 10-Q filed on November 1, 2022, File No. 001-38635)

10.13	Resideo Supplemental Pension Plan ‡ (incorporated by reference to Exhibit 10.24 to Resideo’s Form 10-K filed on March 18, 2019, File No. 001-38635)

10.14	Resideo Technologies, Inc. Bonus Plan, amended as of April 28, 2022. ‡ (incorporated by reference to Exhibit 10.1 to Resideo’s Form 10-Q filed on August 4, 2022, File No. 001-38635)

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

10.17	Employment Agreement Letter with Jay Geldmacher dated May 18, 2020. ‡ (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K filed on May 19, 2020, File No. 001-38635)

10.18	Amendment to Employment Agreement Letter with Jay Geldmacher dated July 1, 2021. ‡ (incorporated nu reference to Exhibit 10.1 to Resideo’s Form 10-Q filed August 5, 2021, File No. 001-38635)

10.19	Offer Letter of Anthony L. Trunzo. ‡ (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K filed on May 29, 2020, File No. 001-38635)

10.20
Letter Agreement with Terms and Conditions of Employment with Phillip Theodore dated December 5, 2023. ‡ (incorporated by reference to Exhibit 10.29 of Resideo’s Form 10-K filed on February 14, 2024, File No. 001-38635)

10.21	Restricted Stock Unit Agreement with Robert B. Aarnes dated February 15, 2024 ‡ (incorporated by reference to Exhibit 10.1 to Resideo's Form 10-Q filed on May 2, 2024 (File No. 001-38635)

10.22	Employment Agreement Letter with Michael Carlet ‡ (incorporated by reference to Exhibit 10.1 to Resideo's Form 10-Q filed on November 7, 2024 (File No. 001-38635)

10.23	Employment Agreement Letter with Anthony Trunzo ‡ (incorporated by reference to Exhibit 10.2 to Resideo's Form 10-Q filed on November 7, 2024 (File No. 001-38635)

10.24	Employment Agreement Letter with Dana Huth ‡ (incorporated by reference to Exhibit 10.3 to Resideo's Form 10-Q filed on November 7, 2024 (File No. 001-38635)

10.25	Letter Agreement with Terms and Conditions of Employment with Jay Geldmacher, dated November 6, 2024, (filed herewith)

10.26	Strategic Advisor Agreement with Fradin Consulting LLC dated November 8, 2024 ‡ (filed herewith)

10.27	Amendment to Restricted Stock Unit Agreement with Roger Fradin dated November 8, 2024 ‡ (filed herewith)

RESIDEO TECHNOLOGIES, INC.

10.28
Amendment and Restatement Agreement, dated as of February 12, 2021, by and among the Resideo Technologies, Inc., Resideo Holding Inc., Resideo Intermediate Holding Inc., Resideo Funding Inc., certain other subsidiaries of Resideo Technologies, Inc., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K filed February 17, 2021, File No. 001-38635)

10.29
First Amendment dated as of March 28, 2022 to Amended and Restated Credit Agreement, dated as of February 12, 2021, among Resideo Funding Inc., Resideo Technologies Inc., Resideo Holding Inc., Resideo Intermediate Holding Inc., the other subsidiaries of Resideo Technologies, Inc., party thereto JPMorgan Chase Bank N.A., as administrative agent, and the lending institutions party thereto (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K filed March 28, 2022, File No. 001-38635)

10.30
Second Amendment dated as of June 30, 2023 to Amended and Restated Credit Agreement dated as of February 12, 2021, among Resideo Funding Inc., Resideo Technologies Inc., Resideo Holding Inc., Resideo Intermediate Holding Inc., the other subsidiaries of Resideo Technologies, Inc., party thereto JPMorgan Chase Bank N.A., as administrative agent, and the lending institutions party thereto (incorporated by reference to Exhibit 10.2 to Resideo’s Form 10-Q filed August 4, 2023, File No. 001-38635)

10.31
Third Amendment to Amended and Restated Credit Agreement, dated as of May 24, 2024, among Resideo Technologies, Inc., a Delaware corporation, Resideo Holding Inc., a Delaware Corporation, Resideo Intermediate Holding Inc., a Delaware corporation, Resideo Funding Inc., a Delaware corporation, the financial institutions party thereto as Lenders and Issuing Banks and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K filed on May 28, 2024, File No. 001-38635)

10.32
Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 14, 2024, among Resideo Technologies, Inc., a Delaware corporation, Resideo Holding Inc., a Delaware Corporation, Resideo Intermediate Holding Inc., a Delaware corporation, Resideo Funding Inc., a Delaware corporation, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to Resideo’s Form 8-K filed on June 18, 2024, File No. 001-38635)

10.33
Fifth Amendment to Amended and Restated Credit Agreement, dated as of December 16, 2024, among Resideo Technologies, Inc., a Delaware corporation, Resideo Holding Inc., a Delaware Corporation, Resideo Intermediate Holding Inc., a Delaware corporation, Resideo Funding Inc., a Delaware corporation, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K filed on December 18, 2024, File No. 001-38635

10.34
Investment Agreement, dated as of April 14, 2024, by and among Resideo Technologies, Inc., CD&R Channel Holdings, L.P. and Clayton, Dubilier & Rice Fund XII, L.P. (solely for purposes of Section 4.10 thereof) (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K filed on April 15, 2024, File No. 001-38635)

10.35
Amendment No. 1 to Investment Agreement, dated as of June 14, 2024, by and among Resideo Technologies, Inc., CD&R Channel Holdings, L.P. and Clayton, Dubilier & Rice Fund XII, L.P. (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K filed on June 18, 2024, File No. 001-38635)

10.36
Registration Rights Agreement, dated as of June 14, 2024, by and between Resideo Technologies, Inc. and CD&R Channel Holdings, L.P. (incorporated by reference to Exhibit 10.2 to Resideo’s Form 8-K filed on June 18, 2024, File No. 001-38635)

19.1	Resideo Insider Trading Policy (filed herewith)

21.1	List of subsidiaries of the registrant (filed herewith)

RESIDEO TECHNOLOGIES, INC.

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm (filed herewith)

24.1	Powers of Attorney ‡ (filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

97	Policy Concerning Recoupment of Incentive Based Compensation from Officers (incorporated by reference to Exhibit 97 to Resideo’s Form 10-K filed on February 14, 2024, File No. 001-38635)

101.INS	Inline XBRL Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Resideo Technologies, Inc.

Date: February 20, 2025	By:	/s/ Michael Carlet
Michael Carlet
Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as the Registrant’s Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name	Title	Date
/s/ Jay Geldmacher	President, Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2025
Jay Geldmacher
/s/ Tina Beskid	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 20, 2025
Tina Beskid
*	Chairman of the Board	February 20, 2025
Andrew C. Teich
*	Director	February 20, 2025
Paul F. Deninger
*	Director	February 20, 2025
Cynthia Hostetler
*	Director	February 20, 2025
Brian G. Kushner
*	Director	February 20, 2025
Jack R. Lazar
*	Director	February 20, 2025
Nina L. Richardson
*	Director	February 20, 2025
Nathan K. Sleeper
*	Director	February 20, 2025
John Stroup
*	Director	February 20, 2025
Sharon Wienbar
*	Director	February 20, 2025
Kareem Yusuf

*By:	/s/ Jeannine J. Lane
(Jeannine J. Lane, Attorney-in-Fact)

February 20, 2025