Form 10-Q
period 2025-03-29
RESIDEO TECHNOLOGIES, INC.
filed 2025-05-06
CIK 1740332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 28, 2025 was 148,503,534 shares.

Part I. Financial Information
Item 1. Financial Statements.
Resideo Technologies, Inc.
Consolidated Balance Sheets
(Unaudited)

(in millions, except par value)	March 29, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$577	$692
Accounts receivable, net	1,045	1,023
Inventories, net	1,228	1,237
Other current assets	211	220
Total current assets	3,061	3,172

Property, plant and equipment, net	411	410
Goodwill	3,084	3,072
Intangible assets, net	1,157	1,176
Other assets	361	369
Total assets	$8,074	$8,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$971	$1,073
Accrued liabilities	607	717
Total current liabilities	1,578	1,790

Long-term debt	1,983	1,983
Obligations payable under Indemnification Agreements	728	674
Other liabilities	438	443
Total liabilities	4,727	4,890

COMMITMENTS AND CONTINGENCIES
Stockholders’ equity
Preferred stock, $0.001 par value: 100 shares authorized, 0.5 shares issued and outstanding at March 29, 2025 and December 31, 2024	482	482
Common stock, $0.001 par value: 700 shares authorized, 156 and 148 shares issued and outstanding at March 29, 2025, respectively, and 154 and 147 shares issued and outstanding at December 31, 2024, respectively	—	—
Additional paid-in capital	2,333	2,315
Retained earnings	904	907
Accumulated other comprehensive loss, net	(246)	(284)
Treasury stock at cost	(126)	(111)
Total stockholders’ equity	3,347	3,309
Total liabilities and stockholders’ equity	$8,074	$8,199
Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
(in millions, except per share data)	March 29, 2025	March 30, 2024
Net revenue	$1,770	$1,486
Cost of goods sold	1,259	1,086
Gross profit	511	400
Operating expenses:
Research and development expenses	35	25
Selling, general and administrative expenses	306	231
Intangible asset amortization	30	9
Restructuring expenses	4	7
Total operating expenses	375	272
Income from operations	136	128
Other expenses, net	96	42
Interest expense, net	25	13
Income before taxes	15	73
Provision for income taxes	9	30
Net income	6	43
Less: preferred stock dividends	9	—
Net (loss) income available to common stockholders	$(3)	$43

Net (loss) income per common share:
Basic	$(0.02)	$0.29
Diluted	$(0.02)	$0.29

Weighted average common shares outstanding:
Weighted average basic number of common shares outstanding	148	146
Diluted	148	148
Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
(in millions)	March 29, 2025	March 30, 2024
Comprehensive income:
Net income	$6	$43
Other comprehensive income (loss), net of tax:
Foreign exchange translation gain (loss)	41	(31)
Changes in fair value of effective cash flow hedges	(3)	(1)
Total other comprehensive income (loss), net of tax	38	(32)
Comprehensive income	$44	$11
Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(in millions)	March 29, 2025	March 30, 2024
Cash Flows From Operating Activities:
Net income	$6	$43
Adjustments to reconcile net income to net cash in operating activities:
Depreciation and amortization	47	24
Restructuring expenses	4	7
Stock-based compensation expense	15	14
Other, net	6	3
Changes in assets and liabilities, net of acquired companies:
Accounts receivable, net	(13)	34
Inventories, net	17	7
Other current assets	9	3
Accounts payable	(101)	(44)
Accrued liabilities	(112)	(89)
Obligations payable under Indemnification Agreements	54	8
Other, net	3	(8)
Net cash (used in) provided by operating activities	(65)	2
Cash Flows From Investing Activities:
Capital expenditures	(31)	(21)
Other investing activities, net	—	(1)
Net cash used in investing activities	(31)	(22)
Cash Flows From Financing Activities:
Repayments of long-term debt	—	(3)
Acquisition of treasury shares to cover stock award tax withholding	(15)	(7)
Preferred stock dividend payments	(9)	—
Other financing activities, net	2	2
Net cash used in financing activities	(22)	(8)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	3	(5)
Net decrease in cash, cash equivalents and restricted cash	(115)	(33)
Cash, cash equivalents and restricted cash at beginning of period	693	637
Cash, cash equivalents and restricted cash at end of period	$578	$604

Supplemental Cash Flow Information:
Interest paid, net of swaps	$39	$22
Taxes paid, net of refunds	$21	$28
Capital expenditures in accounts payable	$12	$11
Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
Fiscal Quarters

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except shares in thousands)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings		Shares	Amount	Total Stockholders’ Equity
Balance at January 1, 2025	500	$482	147,230	$—	$2,315	$907	$(284)	6,436	$(111)	$3,309
Net income	—	—	—	—	—	6	—	—	—	6
Other comprehensive income, net of tax	—	—	—	—	—	—	38	—	—	38
Common stock issuance, net of shares withheld for taxes	—	—	1,263	—	2	—	—	700	(15)	(13)
Stock-based compensation expense	—	—	—	—	16	—	—	—	—	16
Preferred stock dividend	—	—	—	—	—	(9)	—	—	—	(9)
Balance at March 29, 2025	500	$482	148,493	$—	$2,333	$904	$(246)	7,136	$(126)	$3,347

Balance at January 1, 2024	—	$—	145,389	$—	2,226	$810	$(194)	5,536	$(93)	$2,749
Net income	—	—	—	—	—	43	—	—	—	43
Other comprehensive loss, net of tax	—	—	—	—	—	—	(32)	—	—	(32)
Common stock issuance, net of shares withheld for taxes	—	—	699	—	3	—	—	335	(7)	(4)
Stock-based compensation expense	—	—	—	—	14	—	—	—	—	14
Common stock repurchases	—	—	(75)	—	—	—	—	75	(1)	(1)
Balance at March 30, 2024	—	$—	146,013	$—	2,243	$853	$(226)	5,946	$(101)	$2,769
Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Nature of Operations and Basis of Presentation

Nature of Operations

Resideo Technologies, Inc. (“Resideo”, the “Company”, “we”, “us”, or “our”) is a global manufacturer, developer, and distributor of technology-driven sensing and controls products and solutions that help homeowners and businesses stay connected and in control of their comfort, security, energy use, and smart living. We are a leader in key product markets including home heating, ventilation, and air conditioning controls; smoke and carbon monoxide detection home safety and fire suppression products; and security. Our global footprint serves residential and commercial end-markets. Our solutions and services can be found in over 150 million residential and commercial spaces globally, with tens of millions of new devices sold annually.

Basis of Consolidation and Reporting

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the Unaudited Consolidated Financial Statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the Unaudited Consolidated Financial Statements included herein contain all adjustments, which consist of normal recurring adjustments, necessary to fairly present our financial position, results of operations, and cash flows for the periods indicated. Operating results for the period from January 1, 2025 through March 29, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.

For additional information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report on Form 10-K”), filed with the United States Securities and Exchange Commission (the “SEC”) on February 20, 2025.

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

Note 2. Summary of Significant Accounting Policies

Our significant accounting policies are detailed in Note 2. Summary of Significant Accounting Policies of the Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to these policies that have had a material impact on the Unaudited Consolidated Financial Statements and the accompanying disclosure notes for the three months ended March 29, 2025.

We consider the applicability and impact of all recent accounting standards updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on our Consolidated Financial Statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires entities to disaggregate operating expenses into specific categories, such as purchases of inventory, employee compensation, depreciation, and amortization to provide enhanced transparency into the nature and function of expenses. The guidance is effective for annual reporting years beginning after December 15, 2026 and interim reporting periods beginning after

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
December 15, 2027. We are currently assessing the impact of adoption to our Consolidated Financial Statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 is effective for our fiscal year ending December 31, 2025. The amendments may be applied prospectively or retrospectively. Other than the new disclosure requirements, the adoption of this guidance will not impact our Consolidated Financial Statements.

Note 3. Acquisitions

On June 14, 2024, we acquired 100% of the issued and outstanding equity of Snap One Holdings Corp. (“Snap One”), a leading provider of smart-living products, services, and software to professional integrators, for an aggregate purchase price of $1.4 billion.

The following table presents the preliminary purchase price allocation at fair values as of the date of acquisition. The valuation was completed, however, purchase price allocations may be subject to future adjustments for acquired working capital balances and income tax assets and liabilities within the one-year measurement period. During the three months ended March 29, 2025, measurement period adjustments were made to income tax assets and liabilities. As a result, goodwill related to the acquisition decreased by $9 million, reflecting a net decrease in income tax liabilities.

(in millions)
Assets acquired:
Cash and cash equivalents	$47
Accounts receivable	49
Inventories	240
Other current assets	26
Property, plant and equipment	63
Goodwill (1)	396
Intangible assets	770
Other assets	69
Total assets acquired	1,660
Liabilities assumed:
Accounts payable	48
Accrued liabilities	69
Other liabilities (2)	138
Total liabilities assumed	255
Net assets acquired	$1,405
(1) Of the $396 million of goodwill from the acquisition, $90 million is expected to be tax deductible. Goodwill is comprised of expected synergies for the combined operations and the assembled workforce acquired in the acquisition.
(2) Includes $68 million of deferred tax liabilities.

Note 4. Segment Financial Data

We monitor our operations through two reportable segments: Products and Solutions and ADI Global Distribution, with Corporate reported separately. We identified these segments because we have organized our business and reporting structure into Products and Solutions and ADI Global Distribution. Segment information is evaluated by our Chief Executive Officer who is also the Chief Operating Decision Maker (“CODM”). The CODM uses income from operations to evaluate the performance of the overall business, make investing decisions, and allocate resources predominantly in the annual budget and forecasting process and the monthly results review, which includes variance analysis against the forecast, the budget, and the prior year. Disaggregated assets by segment are not used to allocate resources or to assess performance of the segments and therefore, segment assets have not been disclosed. Capital expenditures for each segment

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
are reviewed by the CODM. The accounting policies used to derive segment results are substantially the same as those used in preparing the Unaudited Consolidated Financial Statements.

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

ADI Global Distribution—Our ADI Global Distribution segment is a leading wholesale distributor of low-voltage products including security, fire, and access control, and participates significantly in the broader related markets of smart home, residential audio-visual, professional audio-visual, power management, networking, data communications, wire and cable, enterprise connectivity, and structured wiring products. In addition, ADI Global Distribution produces a full range of proprietary smart-home technology products and solutions under our own exclusive brands.

Corporate—Corporate expenses include costs related to the corporate functions such as the executive function, legal, accounting, tax, treasury, corporate development, human resources, investor relations, and information technology. Additionally, unallocated amounts for non-operating items such as Reimbursement Agreement expense, interest income (expense), other income (expense), and provision for income taxes are reported within Corporate.

Segment results of operations for Products and Solutions, including significant segment expenses that are regularly reviewed by the CODM, are included in the table below.

	Three Months Ended
(in millions)	March 29, 2025	March 30, 2024
Net revenue	$649	$620
Cost of goods sold	380	375
Research and development expenses	27	25
Selling, general and administrative expenses	101	97
Intangible asset amortization	6	6
Restructuring expenses	(1)	5
Segment income from operations	$136	$112

Segment results of operations for ADI Global Distribution, including significant segment expenses that are regularly reviewed by the CODM, are included in the table below.

	Three Months Ended
(in millions)	March 29, 2025	March 30, 2024
Net revenue	$1,121	$866
Cost of goods sold	879	710
Research and development expenses	8	—
Selling, general and administrative expenses	173	102
Intangible asset amortization	23	3
Restructuring expenses	4	2
Segment income from operations	$34	$49

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The following table provides a reconciliation of segment income from operations to consolidated income before taxes.

	Three Months Ended
	March 29, 2025	March 30, 2024
(in millions)
Segment income from operations
Products and Solutions	$136	$112
ADI Global Distribution	34	49
Total segment income from operations	170	161
Unallocated amounts:
Selling, general and administrative expenses	32	32
Restructuring expenses	1	—
Other expenses, net	96	42
Interest expense, net	25	13
Other corporate items	1	1
Income before taxes	$15	$73

The following table provides detail on other significant segment items that are regularly reviewed by the CODM.

	Three Months Ended
	March 29, 2025	March 30, 2024
(in millions)
Capital expenditures
Products and Solutions	$20	$16
ADI Global Distribution	11	5
Total capital expenditures	$31	$21

Note 5. Revenue Recognition

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

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents revenue by business line and geographic location, as we believe this presentation best depicts how the nature, amount, timing, and uncertainty of net revenue and cash flows are affected by economic factors:

	Three Months Ended
(in millions)	March 29, 2025	March 30, 2024
Products and Solutions
Safety and Security	$221	$213
Air	211	191
Energy	139	134
Water	78	82
Total Products and Solutions	649	620

ADI Global Distribution
Americas (1)	986	746
International (2)	135	120
Total ADI Global Distribution	1,121	866

Total net revenue	$1,770	$1,486
(1)Americas represents North, Central, and South America.
(2)International represents all geographies that are not included in Americas.

Note 6. Restructuring

Restructuring expenses are presented in the restructuring expenses line within the Unaudited Consolidated Statements of Operations. During the three months ended March 29, 2025 and March 30, 2024, we incurred restructuring expenses of $4 million and $7 million, respectively.

We took restructuring actions, including capturing synergies from our recent acquisition, to align our cost structure based on our strategic objectives and our outlook of market conditions. The intent of these actions is to lower costs, increase margins, and position us for long-term growth. We expect to fully execute on our restructuring programs over the next 12 to 36 months, and we may incur future additional restructuring expenses associated with these plans or new plans. We are unable at this time to make a good faith determination of cost estimates, or ranges of cost estimates, associated with future phases of the programs or the total costs we may incur in connection with these programs.

The following table summarizes the status of our restructuring expenses included within accrued liabilities on the Unaudited Consolidated Balance Sheets:

	Three Months Ended	Twelve Months Ended
(in millions)	March 29, 2025	December 31, 2024
Beginning of period	$31	$30
Charges	4	41
Usage (1)	(7)	(40)
End of period	$28	$31
(1) Usage primarily relates to cash payments and shares issued associated with employee termination costs.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 7. Stockholders’ Equity

Share Repurchase Program

On August 3, 2023, we announced that our Board of Directors authorized a share repurchase program for the repurchase of up to $150 million of our common stock over an unlimited time period (the “Share Repurchase Program”). During the three months ended March 29, 2025, there were no common share repurchases. During the three months ended March 30, 2024, we repurchased 0.1 million shares of common stock in the open market at a total cost of $1 million. Common stock repurchases are recorded at cost and presented as a reduction to stockholders’ equity. As of March 29, 2025, the Company had approximately $108 million of authorized repurchases remaining under the Share Repurchase Program.

Preferred Stock

On June 14, 2024, in connection with our acquisition of Snap One, we issued 500,000 shares of Series A Cumulative Convertible Participating Preferred Stock (“Preferred Stock”) to CD&R Channel Holdings, L.P. (the “CD&R Stockholder”) for an aggregate purchase price of $500 million pursuant to an investment agreement dated April 15, 2024. In connection with the issuance of the Preferred Stock, we incurred direct and incremental expenses of $18 million which reduce the Preferred Stock carrying value.

The Preferred Stock is convertible perpetual participating preferred stock of the Company, with an initial conversion price equal to $26.92, and accrues dividends at a rate of 7% per annum, payable in cash or in kind. The Preferred Stock votes on an as-converted basis together with common stockholders. The Preferred Stock had an aggregate liquidation preference of $500 million as of March 29, 2025. Preferred Stock dividends accumulated during the three months ended March 29, 2025 were $9 million.

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

Note 8. Stock-Based Compensation Plans

The following table summarizes awards granted during the relevant periods:

	Three Months Ended March 29, 2025		Three Months Ended March 30, 2024
(in thousands except for per share amounts)	Number of Stock Units Granted	Weighted average grant date fair value per share	Number of Stock Units Granted	Weighted average grant date fair value per share
Performance Stock Units (“PSUs”) (1)	237	$25.56	575	$27.96
Restricted Stock Units (“RSUs”)	1,519	$21.32	1,783	$17.82
(1) Includes PSUs at target payout. Final common shares issued may be different based upon the actual achievement versus the performance measure target.

Stock-based compensation expense, net of tax was $16 million and $14 million for the three months ended March 29, 2025 and March 30, 2024, respectively.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 9. Inventories, net

The following table summarizes the details of our inventories, net:

(in millions)	March 29, 2025	December 31, 2024
Raw materials	$157	$171
Work in process	16	14
Finished products	1,055	1,052
Total inventories, net	$1,228	$1,237

Note 10. Goodwill and Intangible Assets, net

Our goodwill balance and changes in carrying value by segment follows:

(in millions)	Products and Solutions	ADI Global Distribution	Total
Balance as of January 1, 2025	$2,015	$1,057	$3,072
Adjustments (1)	—	(9)	(9)
Impact of foreign currency translation	14	7	21
Balance as of March 29, 2025	$2,029	$1,055	$3,084
(1) Related to the measurement period adjustments associated with the Snap One acquisition. Refer to Note 3. Acquisitions for further discussion.

The following table summarizes the net carrying amount of intangible assets:

(in millions)	March 29, 2025	December 31, 2024
Intangible assets subject to amortization	$977	$996
Indefinite-lived intangible assets	180	180
Total intangible assets	$1,157	$1,176

Intangible assets subject to amortization consisted of the following:

	March 29, 2025			December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and technology	$171	$(47)	$124	$170	$(41)	$129
Customer relationships	906	(198)	708	901	(177)	724
Trademarks	78	(13)	65	78	(12)	66
Software	231	(151)	80	222	(145)	77
Intangible assets subject to amortization	$1,386	$(409)	$977	$1,371	$(375)	$996

Intangible assets amortization expense was $30 million for the three months ended March 29, 2025 and $9 million for the three months ended March 30, 2024.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 11. Leases

Total operating lease costs are as follows:

	Three Months Ended
(in millions)	March 29, 2025	March 30, 2024
Operating lease costs:
Selling, general and administrative expenses	$20	$14
Cost of goods sold	4	5
Total operating lease costs (1)	$24	$19
(1) Includes variable lease costs of $5 million and $3 million for the three months ended March 29, 2025 and March 30, 2024, respectively.

The following table summarizes the carrying amounts of our operating lease assets and liabilities:

(in millions)	Financial Statement Line Item	March 29, 2025	December 31, 2024
Operating lease assets	Other assets	$241	$248
Operating lease liabilities - current	Accrued liabilities	$51	$51
Operating lease liabilities - non-current	Other liabilities	$207	$212

Supplemental cash flow information related to operating leases follows:

	Three Months Ended
(in millions)	March 29, 2025	March 30, 2024
Cash paid for operating lease liabilities	$12	$9
Non-cash activities: operating lease assets obtained in exchange for new operating lease liabilities	$4	$6

Note 12. Long-Term Debt

Long-term debt is comprised of the following:

(in millions)	March 29, 2025	December 31, 2024
4.000% Senior Notes due 2029	$300	$300
6.500% Senior Notes due 2032	600	600
Variable rate A&R Term B Facility	1,115	1,115
Gross debt	2,015	2,015
Less: current portion of long-term debt (1)	(8)	(6)
Less: unamortized deferred financing costs	(24)	(26)
Total long-term debt	$1,983	$1,983
(1) Included within Accrued liabilities on the Unaudited Consolidated Balance Sheets.

A&R Senior Credit Facilities

In 2021, we entered into the A&R Credit Agreement with JP Morgan Chase Bank N.A. as administrative agent, which was most recently amended in December 2024 (the “A&R Credit Agreement”). The A&R Credit Agreement provides a variable secured term B loan facility (the “A&R Term B Facility”) that bears interest by reference to the term Secured Overnight Financing Rate (“Term SOFR”) plus a 1.75% interest rate margin. The A&R Credit Agreement also includes a senior secured revolving credit facility (the “A&R Revolving Credit Facility” and, together with the A&R Term B Facility, the “A&R Senior Credit Facilities”) with an aggregate capacity of $500 million and a five-year term ending in May 2031. At March 29, 2025 and December 31, 2024, the weighted average interest rate for the A&R Term B Facility, excluding the

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
effect of the interest rate swaps, was 6.06% and 6.13%, respectively, and there were no borrowings and no letters of credit issued under the A&R Revolving Credit Facility.

We have entered into certain interest rate swap agreements based on Term SOFR which effectively convert a portion of our variable-rate debt to fixed-rate debt. Additionally, we assumed an interest rate cap in 2024 which effectively caps the interest on a portion of our variable rate debt. Refer to Note 13. Derivative Financial Instruments for further discussion.

Senior Notes

In August 2021, we issued $300 million in principal amount of 4.000% Senior Notes due 2029 (“Senior Notes due 2029”).

In July 2024, we issued $600 million in aggregate principal of 6.500% Senior Notes due 2032 (“Senior Notes due 2032”).

The Senior Notes due 2029 and Senior Notes due 2032 are senior unsecured obligations of Resideo guaranteed by Resideo’s existing and future domestic subsidiaries and rank equally with all of Resideo’s senior unsecured debt and senior to all of Resideo’s subordinated debt.

Refer to Note 11. Long-Term Debt in our 2024 Annual Report on Form 10-K for further discussion.

Note 13. Derivative Financial Instruments

In March 2021, we entered into eight interest rate swap agreements (“Swap Agreements”) with a combined notional value of $560 million. The Swap Agreements were entered into to reduce the consolidated interest rate risk associated with variable rate long-term debt and designated as cash flow hedges. Two of the Swap Agreements matured in February 2025, each with a notional value of $70 million. As of March 29, 2025 and December 31, 2024, the Swap Agreements had a combined notional value of $420 million and $560 million, respectively. The remaining Swap Agreements effectively convert a portion of our variable interest rate obligations to a rate based on Term SOFR with a minimum rate of 0.39% per annum to a base fixed weighted average rate of 1.28% over the remaining terms.

In 2024, we assumed an interest rate cap which has a current notional value of $344 million and a strike rate of 4.79% (the “Interest Rate Cap”), which effectively caps SOFR on the notional amount at that rate. The Interest Rate Cap is designated as a cash flow hedge on our variable interest rate obligations. We are required to pay a premium of $7 million at the maturity date of December 31, 2025.

The Swap Agreements and Interest Rate Cap (referred to collectively as “interest rate derivatives”) are adjusted to fair value on a quarterly basis. The following tables summarizes the fair value and presentation of derivative instruments in the Unaudited Consolidated Balance Sheets as well as the changes in fair value recorded in accumulated other comprehensive loss:

	Fair Value of Derivative Assets
(in millions)	Financial Statement Line Item	March 29, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Interest rate derivatives	Other current assets	$7	$10
Interest rate derivatives	Other assets	2	3
Total derivative assets designated as hedging instruments		$9	$13

	Fair Value of Derivative Liabilities
(in millions)	Financial Statement Line Item	March 29, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Interest rate derivatives	Accrued liabilities	$6	$6

Unrealized gain	Accumulated other comprehensive loss	$5	$8

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the effect of derivative instruments designated as cash flow hedges on other comprehensive income and the Unaudited Consolidated Statements of Operations:

		Three Months Ended
(in millions)	Financial Statement Line Item	March 29, 2025	March 30, 2024
Gains recorded in accumulated other comprehensive loss, beginning of period		$8	$25
Current period (loss) gain recognized in/reclassified from other comprehensive income	Other comprehensive income (loss)	(4)	1
Gains reclassified from accumulated other comprehensive loss to net income	Interest expense, net	1	(2)
Gains recorded in accumulated other comprehensive loss, end of period		$5	$24

Unrealized gains expected to be reclassified from accumulated other comprehensive loss in the next 12 months are estimated to be $5 million as of March 29, 2025.

Refer to Note 12. Derivative Financial Instruments in our 2024 Annual Report on Form 10-K for further discussion.

Note 14. Fair Value

The estimated fair value of our financial instruments held, and when applicable, issued to finance our operations, is summarized below. Certain estimates and judgments are required to develop fair value amounts. The fair value amounts shown below are not necessarily indicative of the amounts that we would realize upon disposition, nor do they indicate our intent or ability to dispose of the financial instrument. There were no material changes in the methodologies used in our valuation practices as of March 29, 2025.

The fair values of long-term debt instruments were determined using quoted market prices in inactive markets or discounted cash flows based upon current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy.

The following table provides a summary of the carrying amount and fair value of outstanding debt:

	March 29, 2025		December 31, 2024
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt
4.000% Senior Notes due 2029	$300	$274	$300	$272
6.500% Senior Notes due 2032	600	601	600	602
Variable rate A&R Term B Facility	1,115	1,116	1,115	1,119
Total debt	$2,015	$1,991	$2,015	$1,993

Refer to Note 12. Long-Term Debt to the Unaudited Consolidated Financial Statements for further discussion.

Foreign Currency Risk Management—We conduct business on a multinational basis in a wide variety of foreign currencies. We are exposed to market risks from changes in currency exchange rates. These exposures may impact future earnings and/or operating cash flows. The exposure to market risk for changes in foreign currency exchange rates arises from international trade transactions, foreign currency denominated monetary assets and liabilities, and international

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
financing activities between subsidiaries. We rely on natural offsets to address these market risk exposures. As of March 29, 2025 and December 31, 2024, we had no forward or option hedging contracts.

Interest Rate Risk—We have exposure to movements in interest rates associated with cash and borrowings. We may enter into various interest rate protection agreements in order to limit the impact of movements in interest rates.

The following table provides a summary of the carrying amount and fair value of our interest rate derivatives:

	March 29, 2025		December 31, 2024
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Interest rate derivatives	$9	$9	$13	$13
Liabilities:
Interest rate derivatives	$6	$6	$6	$6

There are no material Level 1 or Level 3 assets or liabilities for the periods presented above. The fair values of derivative financial instruments have been determined based on market value equivalents at the balance sheet date, taking into account the current interest rate environment and therefore were classified as Level 2 measurements in the fair value hierarchy. Refer to Note 13. Derivative Financial Instruments to the Unaudited Consolidated Financial Statements for further discussion.

The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued liabilities approximate fair value because of their short-term maturity.

Note 15. Accrued Liabilities

Accrued liabilities consist of the following:

(in millions)	March 29, 2025	December 31, 2024
Obligations payable under Indemnification Agreements	$140	$140
Compensation, benefit and other employee-related	88	131
Customer rebate reserve	79	112
Current operating lease liability	51	51
Deferred revenue	30	29
Freight payable	29	26
Restructuring	28	31
Product warranties	27	27
Taxes payable	13	35
Other (1)	122	135
Total accrued liabilities	$607	$717
(1) Other includes accruals for advertising, legal and professional reserves, royalties, interest, short-term portion of long-term debt, and other miscellaneous items.

Note 16. Commitments and Contingencies

Environmental Matters

We are subject to various federal, state, local, and foreign government requirements relating to the protection of the environment and accrue costs related to environmental matters when it is probable that we have incurred a liability related to a contaminated site and the amount can be reasonably estimated. We believe that, as a general matter, our policies, practices, and procedures are properly designed to prevent unreasonable risk of environmental damage and personal injury

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
and that our handling, manufacture, use, and disposal of hazardous substances are in accordance with environmental and safety laws and regulations. We have incurred remedial response and voluntary cleanup costs for site contamination. Additional claims and costs involving environmental matters are likely to continue to arise in the future.

Environment-related expenses for sites owned and operated by us are presented within cost of goods sold for operating sites. For the three months ended March 29, 2025 and March 30, 2024, environmental expenses related to these operating sites were not material. Liabilities for environmental costs were $22 million at March 29, 2025 and December 31, 2024.

Obligations Payable Under Indemnification Agreements

The Reimbursement Agreement and the Tax Matters Agreement (collectively, the “Indemnification Agreements”) are further described below.

Reimbursement Agreement

We separated from Honeywell International Inc. (“Honeywell”) on October 29, 2018, becoming an independent publicly traded company as a result of a pro rata distribution of our common stock to shareholders of Honeywell (the “Spin-off”). In connection with the Spin-Off, we entered into a reimbursement agreement, pursuant to which we have an obligation to make cash payments to Honeywell in amounts equal to 90% of payments for certain Honeywell environmental-liability payments (the “Reimbursement Agreement”), which include amounts billed (payments), less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales (the recoveries). The Reimbursement Agreement extends until the earlier of (1) December 31, 2043; or (2) December 31 of the third consecutive anniversary where the annual reimbursement obligation (including accrued amounts) has been less than $25 million. While the amount payable by us in respect of such liabilities arising in any given year is subject to a cap of $140 million under the Reimbursement Agreement, the estimated liability for resolution of pending and future environmental-related liabilities recorded on our balance sheets are calculated as if we were responsible for 100% of the environmental-liability payments associated with certain sites. Refer to Note 15. Commitments and Contingencies in our 2024 Annual Report on Form 10-K for further discussion.

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

We are required to indemnify Honeywell for any taxes resulting from the failure of the Spin-Off and related internal transactions to qualify for their intended tax treatment under U.S. federal, state, and local income tax law, as well as foreign tax law, where such taxes result from our action or omission not permitted by the Separation and Distribution Agreement between Honeywell and Resideo dated as of October 19, 2018 or the Tax Matters Agreement.

The following table summarizes information concerning the Reimbursement and Tax Matter Agreements’ liabilities:

(in millions)	Reimbursement Agreement	Tax Matters Agreement	Total
Balance as of January 1, 2025	$723	$91	$814
Accruals for liabilities deemed probable and reasonably estimable	90	—	90
Payments to Honeywell	(35)	(1)	(36)
Balance as of March 29, 2025	$778	$90	$868

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The liabilities related to the Reimbursement and Tax Matters Agreements are included in the following balance sheet accounts:

(in millions)	March 29, 2025	December 31, 2024
Accrued liabilities	$140	$140
Obligations payable under Indemnification Agreements	728	674
Total indemnification liabilities	$868	$814

For the three months ended March 29, 2025 and March 30, 2024, expenses related to the Reimbursement Agreement were $90 million and $43 million, respectively. Reimbursement Agreement expenses are presented within other expense, net in the Unaudited Consolidated Statements of Operations.

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

Other Matters

We are subject to lawsuits, investigations, and disputes arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability, acquisitions and divestitures, employee matters, intellectual property, and environmental, health, and safety matters. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of adverse judgments or outcomes in these matters, as well as potential ranges of possible losses, based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. No such matters are material to our financial statements as of March 29, 2025.

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

(in millions)	March 29, 2025	December 31, 2024
Beginning balance	$35	$34
Accruals for warranties/guarantees issued during the year	8	31
Settlement/adjustment of warranty/guarantee claims	(8)	(30)
Ending balance	$35	$35

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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

For the three months ended March 29, 2025 and March 30, 2024, the net tax expense was $9 million and $30 million, respectively, and consists primarily of interim period tax expense based on year-to-date pretax income multiplied by our forecasted effective tax rate. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, non-deductible expenses, and U.S. taxation of foreign earnings.

Note 18. (Loss) Earnings Per Common Share

The reconciliation of the numerator and denominator used for the computation of basic and diluted (loss) earnings per common share follows:

	Three Months Ended
(in millions, except per share data)	March 29, 2025	March 30, 2024
Numerator for basic and diluted (loss) earnings per common share:
Net income	$6	$43
Less: preferred stock dividends	9	—
Net (loss) income available to common stockholders	$(3)	$43

Denominator for basic and diluted (loss) earnings per common share:
Weighted average basic number of common shares outstanding	148	146
Plus: dilutive effect of common stock equivalents	—	2
Weighted average diluted number of common shares outstanding	148	148

Net (loss) income per common share:
Basic	$(0.02)	$0.29
Diluted	$(0.02)	$0.29

Diluted (loss) earnings per common share is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents using the if-converted method and treasury stock method using the average market price of our common stock for the period.

The following potentially dilutive instruments, presented as a weighted average of the instruments outstanding, were excluded from the calculation of diluted (loss) earnings per common share because their effect would have been antidilutive, and in the case of certain PSUs, the contingency has not been satisfied.

	Three Months Ended
(in millions)	March 29, 2025	March 30, 2024
RSUs and other rights	6.6	0.7
PSUs	1.4	1.2
Preferred stock	0.5	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the Unaudited Consolidated Financial Statements included herein under “Item 1. Financial Statements.” and the Audited Consolidated Financial Statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) included in our 2024 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions, and projections about our industries and our business and financial results. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals,” and words and terms of similar substance in connection with discussions of future operating or financial performance. This Quarterly Report includes industry and market data that we obtained from various third-party sources, including forecasts based upon such data; as with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Although we believe that the forward-looking statements contained in this Quarterly Report are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

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
•the impact of earthquakes, hurricanes, fires, power outages, floods, pandemics, epidemics, natural disasters, and other catastrophic events, or other public health emergencies;
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
•risks associated with the Reimbursement Agreement and our relationships with Honeywell, including our reliance on Honeywell for the Honeywell Home trademark;
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
•the CD&R Stockholder’s interest in and influence over us that may diverge from, or even conflict with, interests of the holders of our common stock, and the reduction in the relative voting power of holders of our common stock resulting from the issuance of preferred stock;
•our ability to maintain effective internal controls, deliver timely financial statements, and avoid the financial statements to become impaired and damage public opinion;
•impairment of other intangible assets and long-lived assets;
•being required to make significant cash contributions to our defined benefit pension plans; and
•other risks detailed under the caption “Risk Factors” in this Quarterly Report, in Part II, Item 1A, and certain factors discussed elsewhere in our 2024 Annual Report on Form 10-K, and other filings we make with the SEC.

Other than as set forth below in Part II, Item lA, captioned “Risk Factors”, there have been no material changes to the risk factors described in our 2024 Annual Report on Form 10-K. These risks could cause actual results to differ materially from those implied by forward-looking statements in this Quarterly Report. Even if our results of operations, financial condition, and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, those results or developments may not be indicative of results or developments in subsequent periods.

Any forward-looking statements made by us in this Quarterly Report speak only as of the date on which they are made. We are under no obligation to and expressly disclaim any obligation to update or alter our forward-looking statements, whether as a result of new information, subsequent events, or otherwise.

Overview and Business Trends

We are a leading global manufacturer, developer, and distributor of technology-driven sensing and controls products and solutions that help homeowners and businesses stay connected and in control of their comfort, security, energy use, and smart living. We are a leader in key product markets including home heating, ventilation and air conditioning controls, smoke and carbon monoxide detection home safety and fire suppression, and security. Our global footprint serves residential and commercial end-markets. Our solutions and services can be found in over 150 million residential and commercial spaces globally, with tens of millions of new devices sold annually. We manage our business operations through two business segments, Products and Solutions and ADI Global Distribution.

Our Products and Solutions segment offerings include temperature and humidity control, water and air solutions, smoke and carbon monoxide detection home safety products, residential and small business security products, video cameras, other home-related lifestyle convenience solutions, cloud infrastructure, installation and maintenance tools, and related software. We also sell components to manufacturers of water heaters, heat pumps and boilers.

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

Our financial performance is influenced by macroeconomic factors underlying end user demand such as repair and remodeling activity, residential and non-residential construction, new and existing home sales, employment rates, interest rates and bank lending standards, and supply chain dynamics that can be influenced by geopolitics. The ongoing uncertainty and volatility in the global macroeconomic environment have affected, and could continue to affect, our visibility toward future performance. Uncertainties remain including the potential for changes in inflation and interest rates, tariffs, increased labor costs, reduced consumer spending due to softening labor markets, elevated mortgage rates, shifts in energy policies, and potential market and other disruption from the ongoing conflict between Russia and Ukraine as well as the Middle East crisis.
Current Period Highlights
•Net revenue of $1.77 billion, up 19.1% from $1.49 billion in the first quarter of 2024
•Gross profit margin of 28.9%, compared to 26.9% in the first quarter of 2024
•Income from operations of $136 million, or 7.7% of revenue, compared to $128 million, or 8.6% of revenue in the first quarter of 2024
•Fully diluted loss per common share of $0.02, compared to $0.29 diluted earnings per common share in the first quarter of 2024
•Cash used in operations was $65 million in the first quarter of 2025, compared to cash flow from operations of $2 million in the first quarter of 2024

Outlook

For the remainder of 2025, we anticipate executing our business operations against a highly dynamic global macroeconomic environment. The vast majority of costs associated with the products that the Products and Solutions segment sells in the U.S. are incurred in Mexico. Those Products and Solutions costs, along with the ADI Global Distribution segment product costs incurred in Mexico, are currently exempt from tariffs under the United States-Mexico-Canada Agreement (USMCA). We intend to take actions to essentially mitigate the cost impact of any tariffs, which include increasing prices in a phased approach for costs not covered under the USMCA. Product costs not covered under the USMCA are primarily costs for products imported from China by our ADI Distribution segment. Trade dynamics are shifting continuously and could adversely affect our business operations and the broader macroeconomic environment. We are monitoring these dynamics very closely and will make adjustments in our business operation execution, as appropriate. Based on the aforementioned, we reaffirm our 2025 revenue outlook to be up low-to-mid single-digits year-over-year.

Results of Operations

The following table represents results of operations on a consolidated basis for the periods indicated:

	Three Months Ended
(in millions, except per share data and percentages)	March 29, 2025	March 30, 2024	$ change	% change
Net revenue	$1,770	$1,486	$284	19.1%
Cost of goods sold	1,259	1,086	173	15.9%
Gross profit	511	400	111	27.8%
Gross profit %	28.9%	26.9%		200 bps
Operating expenses:
Research and development expenses	35	25	10	40.0%
Selling, general and administrative expenses	306	231	75	32.5%
Intangible asset amortization	30	9	21	233.3%
Restructuring expenses	4	7	(3)	(42.9)%
Total operating expenses	375	272	103	37.9%
Income from operations	136	128	8	6.3%
Other expenses, net	96	42	54	128.6%
Interest expense, net	25	13	12	92.3%
Income before taxes	15	73	(58)	(79.5)%
Provision for income taxes	9	30	(21)	(70.0)%
Net income	6	43	(37)	(86.0)%
Less: preferred stock dividends	9	—	9	N/A
Net (loss) income available to common stockholders	$(3)	$43	$(46)	(107.0)%

Net (loss) income per common share:
Basic	$(0.02)	$0.29	$(0.31)	(106.9)%
Diluted	$(0.02)	$0.29	$(0.31)	(106.9)%

Net Revenue

Net revenue for the three months ended March 29, 2025 was $1,770 million, an increase of $284 million, or 19.1%, from the same period in 2024, primarily due to $227 million of revenue from the acquisition of Snap One, $51 million from higher sales volume, and $20 million from price and mix. The increase was partially offset by $13 million in unfavorable foreign currency exchange rates.

Gross Profit

The chart below presents the drivers of the gross profit variance from the three months ended March 30, 2024 to the three months ended March 29, 2025.

$ in Millions
600
500
400
300
200
100
0
$400
$3
$85
$16
$7
$511
Q1 2024 Gross Profit
Manufacturing Costs
Acquisition/ Divestiture, Net
Sales Volume
Price & Mix
Q1 2025 Gross Profit

Gross profit for three months ended March 29, 2025 was $511 million, an increase of $111 million, or 27.8%, as compared to the same period in 2024, as shown in the above waterfall.

Gross margin rate for the three months ended March 29, 2025 was 28.9%, an increase of 200 basis points (“bps”) as compared to the same period in 2024. The increase was primarily driven by favorable impacts from the acquisition of Snap One of 140 bps, lower manufacturing costs of 20 bps, higher volume of 20 bps, and net favorable price and mix shift of 10 bps.

Research and Development Expenses

Research and development expenses for the three months ended March 29, 2025 were $35 million, an increase of $10 million, or 40.0%, as compared to the same period in 2024. The increase was driven by $8 million in the ADI Global Distribution segment and $2 million in the Product and Solutions segment related to the inclusion of Snap One and planned investments that we believe will drive future growth.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 29, 2025 were $306 million, an increase of $75 million, or 32.5%, as compared to the same period in 2024. The increase was primarily driven by a $71 million increase at the ADI Global Distribution segment due to the inclusion of Snap One and incremental operating costs including payroll and benefits, rent, marketing, IT, and travel expense.

Intangible Asset Amortization

Intangible asset amortization for the three months ended March 29, 2025 was $30 million, an increase of $21 million, or 233.3%, as compared with the same period in 2024. The increase was primarily due to additional amortization expense of $19 million associated with the new intangibles from the acquisition of Snap One.

Restructuring Expenses

Restructuring expenses for the three months ended March 29, 2025, were $4 million, a decrease of $3 million, or 42.9%, as compared to the same period in 2024. Restructuring expenses primarily relate to employee termination costs.

Other Expenses, Net

Other expenses, net for the three months ended March 29, 2025 were $96 million, an increase of $54 million, or 128.6%, as compared to the same period in 2024. The increase was driven by $47 million of incremental expenses related to the Reimbursement Agreement, and $8 million in unfavorable foreign currency exchange rates.

Interest Expense, Net

Interest expense, net for the three months ended March 29, 2025 was $25 million, an increase of $12 million, or 92.3%, as compared to the same period in 2024. The increase was due to an increase in our long-term debt resulting in $5 million of higher interest expense, a decrease of $4 million in interest rate derivative related receipts due to interest rate fluctuations and a lower aggregate notional due to swap maturities, and lower interest income of $3 million as a result of lower interest rates and lower cash balances.

Tax Expense

Income tax expense for the three months ended March 29, 2025 was $9 million, a decrease of $21 million, or 70.0%, as compared to the same period in 2024. The decrease was primarily driven by a decrease in income before taxes, partially offset by an increase in effective tax rate. The effective income tax rate increased by 1,890 bps, primarily driven by the mix of earnings across the jurisdictions in which we operate, decreased income before taxes with relatively fixed non-deductible expenses, U.S. taxation of foreign earnings, and discrete items.

Products and Solutions

The chart below presents net revenue and income from operations for the three months ended March 29, 2025 and March 30, 2024.
Products and Solutions net revenue for the three months ended March 29, 2025 was $649 million, an increase of $29 million, or 4.7%, as compared to the same period in 2024. The increase is due to a $21 million favorable impact from price and mix, and $16 million from higher volumes. The increase was partially offset by $8 million in unfavorable foreign currency exchange rates.

Products and Solutions income from operations for the three months ended March 29, 2025 was $136 million, an increase of $24 million, or 21.4%, as compared to the same period in 2024. The increase is primarily due to higher volumes of $10 million, net favorable price and mix shift of $9 million, lower restructuring costs of $6 million, and lower material, freight, and other manufacturing costs of $3 million. The increase was partially offset by $4 million of higher selling, general and administrative expenses, and $2 million of incremental research and development expenses related to planned investments that we believe will drive future growth.

ADI Global Distribution

The chart below presents net revenue and income from operations for the three months ended March 29, 2025 and March 30, 2024.
ADI Global Distribution net revenue for the three months ended March 29, 2025 was $1,121 million, an increase of $255 million, or 29.4%, as compared to the same period in 2024. The increase was primarily driven by $227 million of revenue from the acquisition of Snap One and $35 million from higher volumes. The increase was partially offset by $5 million from unfavorable foreign currency impacts, and a net unfavorable price and mix shift of $1 million.

ADI Global Distribution income from operations for the three months ended March 29, 2025 was $34 million, a decrease of $15 million, or 30.6%, as compared to the same period in 2024. The decrease was primarily due to $101 million increase in operating expenses, including $71 million of selling, general and administrative expenses, $20 million of amortization, and $8 million of research and development cost. These increases were primarily due to the inclusion of Snap One, incremental operating costs at the segment, and addition planned investment that we believe will drive future growth. This decrease was partially offset by an $86 million increase in gross profit driven by the inclusion of Snap One and higher volumes.

Corporate

Corporate costs for the three months ended March 29, 2025 were $34 million, an increase of $1 million, or 3.0%, as compared to the same period in 2024. The increase was due to $1 million of restructuring costs.

Capital Resources and Liquidity

As of March 29, 2025, total cash and cash equivalents were $577 million, of which 31% were held by foreign subsidiaries. Our liquidity is primarily dependent on our ability to continue to generate positive cash flows from operations, supplemented by external sources of capital, as needed. Additional liquidity may also be provided through access to the capital markets and our A&R Revolving Credit Facility in an aggregate principal amount of $500 million.

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

Credit Agreement

As of March 29, 2025, we had $1,983 million of net long-term debt outstanding under our A&R Credit Agreement, Senior Notes due 2029, and Senior Notes due 2032, and $8 million is due in the next 12 months. We have also entered into certain interest rate swap agreements based on Term SOFR. These interest rate swap agreements effectively convert a portion of our variable-rate debt to fixed rate debt. Additionally, we assumed an interest rate cap in 2024 which effectively caps the interest on a portion of our variable rate debt with a notional amount of $344 million and a strike rate of 4.79%.

Senior Notes

In August 2021, we issued $300 million in principal amount of 4.000% Senior Notes due in 2029.

In July 2024, we issued $600 million in aggregate principal of 6.500% Senior Notes due 2032.

The Senior Notes due 2029 and Senior Notes due 2032 are senior unsecured obligations of Resideo guaranteed by Resideo’s existing and future domestic subsidiaries and rank equally with all of Resideo’s senior unsecured debt and senior to all of Resideo’s subordinated debt.

Covenant Compliance

As of March 29, 2025, we were in compliance with all covenants related to the A&R Credit Agreement, Senior Notes due 2029, and Senior Notes due 2032.

Refer to Note 12. Long-Term Debt and Note 13. Derivative Financial Instruments to the Unaudited Consolidated Financial Statements for a description of our debt obligations and the timing of future principal and interest payments, including impacts from our interest rate derivatives.

Common Share Repurchase Program

In August 2023, we announced that our Board of Directors authorized a share repurchase program for the repurchase of up to $150 million of our common stock over an unlimited time period. During the three months ended March 29, 2025, there were no common share repurchases. As of March 29, 2025, we had $108 million of authorized repurchases remaining under the Share Repurchase Program.

Cash Flow Summary for the Three Months Ended March 29, 2025 and March 30, 2024

Our cash flows from operating, investing, and financing activities for the three months ended March 29, 2025 and March 30, 2024, as reflected in the Unaudited Consolidated Financial Statements, are summarized as follows:

	Three Months Ended
(in millions)	March 29, 2025	March 30, 2024	$ change
Cash (used for) provided by:
Operating activities	$(65)	$2	$(67)
Investing activities	(31)	(22)	(9)
Financing activities	(22)	(8)	(14)
Effect of exchange rate changes on cash	3	(5)	8
Net decrease in cash, cash equivalents and restricted cash	$(115)	$(33)	$(82)

Net cash used for operating activities for the three months ended March 29, 2025 was $65 million. Compared to the three months ended March 30, 2024, net cash provided by operating activities decreased $67 million. The decrease was primarily driven by a $37 million decrease in net income and a $54 million decrease in assets and liabilities, partially offset by a $23 million increase in depreciation expense. Outflows related to changes in assets and liabilities include increased uses of $57 million in accounts payable including early payments to receive supplier discounts, an increase of $46 million in payables related to the Indemnification Agreements, an increase of $47 million in accounts receivables due to higher sales, and a $10 million decrease in inventory related to supply chain optimization.

Net cash used for investing activities for the three months ended March 29, 2025 was $31 million. Compared to the three months ended March 30, 2024, net cash used for investing activities increased $9 million, primarily due to unfavorable changes in capital expenditures of $10 million partially offset by $1 million of favorable changes in other investing activities.

Net cash used for financing activities for the three months ended March 29, 2025 was $22 million. Compared to the three months ended March 30, 2024, net cash used for financing activities increased $14 million, primarily due to an increase in preferred stock dividend payments of $9 million and an $8 million increase for the acquisition of treasury shares to cover stock award tax withholding, partially offset by lower debt repayments of $3 million.

Contractual Obligations and Probable Liability Payments

In addition to our long-term debt discussed above, our material cash requirements include the following contractual obligations.

Reimbursement Agreement Payments

In connection with the Spin-Off, we entered into the Reimbursement Agreement with Honeywell. As of March 29, 2025, a liability of $778 million was deemed probable and reasonably estimable; however, it is possible we could pay $140 million per year (exclusive of any late payment fees up to 5% per annum) until the earlier of: (1) December 31, 2043; or (2) December 31 of the third consecutive year during which the annual reimbursement obligation (including in respect of deferred payment amounts) has been less than $25 million. During the three months ended March 29, 2025, we paid Honeywell $35 million under the Reimbursement Agreement. For further discussion on the Reimbursement Agreement, refer to Note 16. Commitments and Contingencies to the Unaudited Consolidated Financial Statements.

Environmental Liability

We make environmental liability payments for sites which we own and are directly responsible. As of March 29, 2025, a liability of $22 million was deemed probable and reasonably estimable.

Operating Leases

We have operating lease arrangements for the majority of our manufacturing sites, offices, engineering and lab sites, stocking locations, warehouses, automobiles, and certain equipment. As of March 29, 2025, we had operating lease payment obligations of $258 million, with $51 million payable within 12 months.

Other Matters

Litigation, Environmental Matters, and the Reimbursement Agreement

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

Interest Rate Risk

As of March 29, 2025, the Swap Agreements, with a notional value of $420 million, effectively convert a portion of our $1,115 million long-term variable rate A&R Term B Facility to fixed rate debt. The Swap Agreements effectively convert a portion of our variable interest rate obligations to a rate based on Term SOFR with a minimum rate of 0.39% per annum to a base fixed weighted average rate of 1.28% over the remaining terms. Additionally, our interest rate cap agreement notional value is $344 million with a strike rate of 4.79% as of March 29, 2025, which effectively caps SOFR on the notional amount at that rate.

As of March 29, 2025, an increase in interest rates by 100 bps would have an approximately $5 million impact on our annual interest expense.

For more information on the Swap Agreements and interest rate cap, refer to Note 13. Derivative Financial Instruments and Note 14. Fair Value to the Unaudited Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

We are exposed to market risks from changes in currency exchange rates. While we primarily transact with customers and suppliers in the U.S. dollar, we also transact in foreign currencies, primarily including the British Pound, Mexican Peso, Indian Rupee, Euro, Canadian Dollar, and Czech Koruna. These exposures may impact total assets, liabilities, future earnings and/or operating cash flows. Our exposure to market risk for changes in foreign currency exchange rates emerges from transactions arising from international trade, foreign currency denominated monetary assets and liabilities, and international financing activities between subsidiaries. We rely primarily on natural offsets to address our exposures and may supplement this approach from time to time by entering into forward and option hedging contracts. As of March 29, 2025, we have no outstanding foreign currency hedging arrangements.

Commodity Price Risk

We are exposed to price risk for commodities used in manufacturing including steel, aluminum, copper, nickel, and semiconductors. Current macroeconomic and geopolitical factors, such as commodity-based tariffs, may increase the risk of price volatility. We attempt to pass through significant changes in component and raw material costs to our customers based on the contractual terms of our arrangements. In limited situations, we may not be fully compensated for such changes in costs.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to give reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 29, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings.

Refer to Note 16. Commitments and Contingencies to Unaudited Consolidated Financial Statements of this Quarterly Report for a discussion on legal proceedings.

Item 1A. Risk Factors.

We face a variety of risks that are inherent in our business and our industry, including operational, legal and regulatory risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. There have been no material changes to the risk factors described in our 2024 Annual Report on Form 10-K, except as reflected in the revised risk factor below.

Enhanced tariff, import/export restrictions, or other trade barriers may have an adverse impact on global economic conditions.

We are subject to certain laws and regulations affecting our international operations which, among other things, provide certain preferential duties and tariffs for qualifying imports subject to compliance with the applicable rules of origin, and other requirements. There have been, and continue to be, uncertainties with respect to the global economy and trade relations between the U.S. and other countries globally. Implementation of more restrictive trade policies or the renegotiation of existing U.S. trade agreements or trade agreements of other countries where we sell, procure, or manufacture large quantities of products and services or procure supplies and other materials incorporated into our products could negatively impact our business results of operations, cash flows, and financial condition. Tariffs, sanctions and other barriers to trade could adversely affect the business of our customers and suppliers, which could in turn negatively impact our net revenue and results of operations. In 2025, the Trump administration implemented or announced tariffs and other trade actions against countries where we manufacture, source, or sell goods including China, Vietnam, the European Union, the United Kingdom, Mexico, and Canada. Given these pronouncements, there is currently significant uncertainty about the future relationship between the U.S. and these countries with respect to trade policies, treaties, tariffs, and customs duties and taxes. If tariffs or duties are expanded, increased, or interpreted by a court or governmental agency to apply to more of our products, then our exposure on such imported products and components could be significant. Additionally, new trade or market access barriers could disrupt our operations. These impacts could have a material effect on our financial results. We and our distribution business suppliers import goods, components, and materials into the U.S. from certain of the regions where such tariffs may apply.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the three months ended March 29, 2025, we did not make any common share repurchases. As of March 29, 2025, we had approximately $108 million of authorized repurchases remaining under the Share Repurchase Program.

Item 5.    Other Information.

During the three months ended March 29, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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

Resideo Technologies, Inc.

Date: May 6, 2025	By:	/s/ Michael Carlet
Michael Carlet Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant’s Principal Financial and Accounting Officer)