Form 10-Q
period 2025-06-28
RESIDEO TECHNOLOGIES, INC.
filed 2025-08-05
CIK 1740332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 28, 2025 was 148,763,403 shares.

Part I. Financial Information
Item 1. Financial Statements.
Resideo Technologies, Inc.
Consolidated Balance Sheets
(Unaudited)

(in millions, except par value)	June 28, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$753	$692
Accounts receivable, net	1,135	1,023
Inventories, net	1,259	1,237
Other current assets	245	220
Total current assets	3,392	3,172

Property, plant and equipment, net	426	410
Goodwill	3,126	3,072
Intangible assets, net	1,137	1,176
Other assets	434	369
Total assets	$8,515	$8,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,102	$1,073
Accrued liabilities	655	577
Current obligations payable under the Indemnification Agreement	1,625	140
Total current liabilities	3,382	1,790

Long-term debt	1,983	1,983
Non-current obligations payable under the Indemnification Agreement	—	583
Other liabilities	536	534
Total liabilities	5,901	4,890

COMMITMENTS AND CONTINGENCIES
Stockholders’ equity
Preferred stock, $0.001 par value: 100 shares authorized, 0.5 shares issued and outstanding at June 28, 2025 and December 31, 2024	482	482
Common stock, $0.001 par value: 700 shares authorized, 156 and 149 shares issued and outstanding at June 28, 2025, respectively, and 154 and 147 shares issued and outstanding at December 31, 2024, respectively	—	—
Additional paid-in capital	2,349	2,315
Retained earnings	71	907
Accumulated other comprehensive loss, net	(161)	(284)
Treasury stock at cost	(127)	(111)
Total stockholders’ equity	2,614	3,309
Total liabilities and stockholders’ equity	$8,515	$8,199
Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
(in millions, except per share data)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net revenue	$1,943	$1,589	$3,713	$3,075
Cost of goods sold	1,374	1,142	2,633	2,228
Gross profit	569	447	1,080	847
Operating expenses:
Research and development expenses	41	21	76	46
Selling, general and administrative expenses	319	280	625	511
Intangible asset amortization	30	13	60	22
Restructuring, impairment and extinguishment costs	2	11	6	18
Total operating expenses	392	325	767	597
Income from operations	177	122	313	250
Indemnification Agreement expense	882	47	972	90
Other expenses, net	9	1	15	—
Interest expense, net	24	15	49	28
Net (loss) income before taxes	(738)	59	(723)	132
Provision for income taxes	87	29	96	59
Net (loss) income	(825)	30	(819)	73
Less: preferred stock dividends	8	2	17	2
Net (loss) income available to common stockholders	$(833)	$28	$(836)	$71

(Loss) earnings per common share:
Basic	$(5.59)	$0.19	$(5.65)	$0.49
Diluted	$(5.59)	$0.19	$(5.65)	$0.48

Weighted average common shares outstanding:
Basic	149	146	148	146
Diluted	149	149	148	148
Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended		Six Months Ended
(in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Comprehensive (loss) income:
Net (loss) income	$(825)	$30	$(819)	$73
Other comprehensive income (loss), net of tax:
Foreign exchange translation gain (loss)	88	(12)	129	(43)
Changes in fair value of effective cash flow hedges	(3)	(4)	(6)	(5)
Total other comprehensive income (loss), net of tax	85	(16)	123	(48)
Comprehensive (loss) income	$(740)	$14	$(696)	$25
Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(in millions)	June 28, 2025	June 29, 2024
Cash Flows From Operating Activities:
Net (loss) income	$(819)	$73
Adjustments to reconcile net (loss) income to net cash in operating activities:
Depreciation and amortization	96	52
Restructuring, impairment and extinguishment costs	6	18
Stock-based compensation expense	30	29
Other, net	8	(1)
Changes in assets and liabilities, net of acquired companies:
Accounts receivable, net	(85)	(57)
Inventories, net	4	(4)
Other current assets	(26)	9
Accounts payable	8	31
Accrued liabilities	73	(78)
Obligations payable under the Indemnification Agreement	902	20
Other, net	(62)	2
Net cash provided by operating activities	135	94
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	—	(1,334)
Capital expenditures	(51)	(36)
Other investing activities, net	—	6
Net cash used in investing activities	(51)	(1,364)
Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt, net	—	582
Proceeds from issuance of preferred stock, net of issuance costs	—	482
Repayments of long-term debt	(2)	(6)
Acquisition of treasury shares to cover stock award tax withholding	(16)	(9)
Preferred stock dividend payments	(17)	—
Other financing activities, net	2	3
Net cash (used in) provided by financing activities	(33)	1,052
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	10	(5)
Net increase (decrease) in cash, cash equivalents and restricted cash	61	(223)
Cash, cash equivalents and restricted cash at beginning of period	693	637
Cash, cash equivalents and restricted cash at end of period	$754	$414

Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
Fiscal Quarters

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except shares in thousands)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings		Shares	Amount	Total Stockholders’ Equity
Balance at March 30, 2025	500	$482	148,493	$—	$2,333	$904	$(246)	7,136	$(126)	$3,347
Net loss	—	—	—	—	—	(825)	—	—	—	(825)
Other comprehensive income, net of tax	—	—	—	—	—	—	85	—	—	85
Common stock issuance, net of shares withheld for taxes	—	—	145	—	—	—	—	44	(1)	(1)
Stock-based compensation expense	—	—	—	—	16	—	—	—	—	16
Preferred stock dividend	—	—	—	—	—	(8)	—	—	—	(8)
Balance at June 28, 2025	500	$482	148,638	$—	$2,349	$71	$(161)	7,180	$(127)	$2,614

Balance at March 31, 2024	—	$—	146,013	$—	$2,243	$853	$(226)	5,946	$(101)	$2,769
Net income	—	—	—	—	—	30	—	—	—	30
Other comprehensive loss, net of tax	—	—	—	—	—	—	(16)	—	—	(16)
Preferred stock issuance, net of issuance costs	500	482	—	—	—	—	—	—	—	482
Common stock issuance, net of shares withheld for taxes	—	—	256	—	1	—	—	87	(2)	(1)
Stock-based compensation awards issued for acquisition of Snap One	—	—	—	—	17	—	—	—	—	17
Stock-based compensation expense	—	—	—	—	15	—	—	—	—	15
Preferred stock dividend	—	—	—	—	—	(2)	—	—	—	(2)
Balance at June 29, 2024	500	$482	146,269	$—	$2,276	$881	$(242)	6,033	$(103)	$3,294
Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Fiscal Year to Date Periods

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except shares in thousands)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings		Shares	Amount	Total Stockholders’ Equity
Balance at January 1, 2025	500	$482	147,230	$—	$2,315	$907	$(284)	6,436	$(111)	$3,309
Net loss	—	—	—	—	—	(819)	—	—	—	(819)
Other comprehensive income, net of tax	—	—	—	—	—	—	123	—	—	123
Common stock issuance, net of shares withheld for taxes	—	—	1,408	—	2	—	—	744	(16)	(14)
Stock-based compensation expense	—	—	—	—	32	—	—	—	—	32
Preferred stock dividend	—	—	—	—	—	(17)	—	—	—	(17)
Balance at June 28, 2025	500	$482	148,638	$—	$2,349	$71	$(161)	7,180	$(127)	$2,614

Balance at January 1, 2024	—	$—	145,389	$—	$2,226	$810	$(194)	5,536	$(93)	$2,749
Net income	—	—	—	—	—	73	—	—	—	73
Other comprehensive loss, net of tax	—	—	—	—	—	—	(48)	—	—	(48)
Preferred stock issuance, net of issuance costs	500	482	—	—	—	—	—	—	—	482
Common stock issuance, net of shares withheld for taxes	—	—	955	—	4	—	—	422	(9)	(5)
Stock-based compensation awards issued for acquisition of Snap One	—	—	—	—	17	—	—	—	—	17
Stock-based compensation expense	—	—	—	—	29	—	—	—	—	29
Preferred stock dividend	—	—	—	—	—	(2)	—	—	—	(2)
Common stock repurchases	—	—	(75)	—	—	—	—	75	(1)	(1)
Balance at June 29, 2024	500	$482	146,269	$—	$2,276	$881	$(242)	6,033	$(103)	$3,294
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

Note 2. Summary of Significant Accounting Policies

Our significant accounting policies are detailed in Note 2. Summary of Significant Accounting Policies of the 2024 Annual Report on Form 10-K. There have been no significant changes to these policies that have had a material impact on the Unaudited Consolidated Financial Statements and the accompanying disclosure notes for the six months ended June 28, 2025.

We consider the applicability and impact of all recent accounting standards updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact.

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

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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

During the six months ended June 28, 2025, measurement period adjustments were made to income tax assets and liabilities within the one-year measurement period. As a result, goodwill related to the acquisition decreased by $9 million, reflecting a net decrease in income tax liabilities. We completed accounting for the acquisition of Snap One in June 2025, and the following table presents the final fair values of assets acquired and liabilities assumed as of the date of acquisition.

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

Unaudited Pro Forma Financial Information

On a pro forma basis, assuming the acquisition occurred at the beginning of 2023, Resideo’s net revenue for the three and six months ended June 29, 2024, would have been $1,804 million and $3,536 million, respectively. Snap One’s contribution to unaudited pro forma operating income is not materially different on a pro forma basis than the amounts reported for both periods. The pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred on January 1, 2023, nor are they indicative of future results of operations.

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

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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

Products and Solutions—Our Products and Solutions segment is a leading building products manufacturer focused on residential controls and sensing solutions. Our products and solutions for comfort, energy management, safety, and security benefit from trusted, well-established branded offerings such as Honeywell Home, First Alert, Resideo, Braukmann, BRK, and others. Our offerings include temperature and humidity control, water and air solutions, smoke and carbon monoxide detection home safety products, residential and small business security products, video cameras, other home-related lifestyle convenience solutions, cloud infrastructure, installation and maintenance tools, and related software. We also sell components to manufacturers of water heaters, heat pumps, and boilers.

ADI Global Distribution—Our ADI Global Distribution segment is the leading global wholesale distributor of low-voltage products, including security and audio-visual solutions. With a portfolio of over 500,000 professionally installed products, ADI Global Distribution serves both the commercial and residential markets across key specialty categories including security, fire, audio-visual, access control, smart living, and data communications. This extensive offering is complemented by an expanding suite of proprietary technologies and services, under key exclusive brands such as Control4, OvrC, Araknis Networks, and WattBox.

Corporate—Corporate expenses include costs related to the corporate functions such as the executive function, legal, accounting, tax, treasury, corporate development, human resources, investor relations, and information technology. Additionally, unallocated amounts for restructuring, impairment and extinguishment costs and non-operating items such as, Indemnification Agreement expense, interest income (expense), other income (expense), and provision for income taxes are reported within Corporate.

Segment results of operations for Products and Solutions, including significant segment expenses that are regularly reviewed by the CODM, are included in the table below.

	Three Months Ended		Six Months Ended
(in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net revenue	$666	$630	$1,315	$1,250
Cost of goods sold	380	370	760	745
Research and development expenses	32	21	59	46
Selling, general and administrative expenses	104	103	205	200
Intangible asset amortization	6	6	12	12
Restructuring expenses	2	—	1	5
Segment income from operations	$142	$130	$278	$242

Segment results of operations for ADI Global Distribution, including significant segment expenses that are regularly reviewed by the CODM, are included in the table below.

	Three Months Ended		Six Months Ended
(in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net revenue	$1,277	$959	$2,398	$1,825
Cost of goods sold	994	773	1,873	1,483
Research and development expenses	9	—	17	—
Selling, general and administrative expenses	179	118	352	220
Intangible asset amortization	23	6	46	9
Restructuring expenses	1	—	5	2
Segment income from operations	$71	$62	$105	$111

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table provides a reconciliation of segment income from operations to consolidated (loss) income before taxes.

	Three Months Ended		Six Months Ended
(in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Segment income from operations
Products and Solutions	$142	$130	$278	$242
ADI Global Distribution	71	62	105	111
Total segment income from operations	213	192	383	353
Unallocated amounts:
Selling, general and administrative expenses	36	59	68	91
Restructuring, impairment and extinguishment costs	(1)	11	—	11
Indemnification Agreement expense	882	47	972	90
Other expenses, net	9	1	15	—
Interest expense, net	24	15	49	28
Other corporate items	1	—	2	1
Net (loss) income before taxes	$(738)	$59	$(723)	$132

The following table provides detail on other significant segment items that are regularly reviewed by the CODM.

	Three Months Ended		Six Months Ended
(in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Capital expenditures
Products and Solutions	$10	$11	$30	$27
ADI Global Distribution	10	4	21	9
Total capital expenditures	$20	$15	$51	$36

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

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The following table presents revenue by business line and geographic location, as we believe this presentation best depicts how the nature, amount, timing, and uncertainty of net revenue and cash flows are affected by economic factors:

	Three Months Ended		Six Months Ended
(in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Products and Solutions
Safety and Security	$241	$227	$462	$440
Air	220	214	431	405
Energy	131	118	270	252
Water	74	71	152	153
Total Products and Solutions	666	630	1,315	1,250

ADI Global Distribution
Americas (1)	1,133	840	2,119	1,586
International (2)	144	119	279	239
Total ADI Global Distribution	1,277	959	2,398	1,825

Total net revenue	$1,943	$1,589	$3,713	$3,075
(1)Americas represents North, Central, and South America.
(2)International represents all geographies that are not included in Americas.

Note 6. Restructuring

During the three and six months ended June 28, 2025, we incurred restructuring expenses of $2 million and $6 million, respectively. During the three and six months ended June 29, 2024, we incurred no restructuring expenses and $7 million of restructuring expenses, respectively. In addition, during the three and six months ended June 29, 2024, we incurred $11 million of impairment and extinguishment costs. These costs are presented in restructuring, impairment and extinguishment costs within the Unaudited Consolidated Statements of Operations.

We took restructuring actions, including capturing synergies from our recent acquisition, to align our cost structure based on our strategic objectives and our outlook of market conditions. The intent of these actions is to lower costs, increase margins, and position us for long-term growth. We expect to fully execute on our restructuring programs over the next 12 to 30 months, and we may incur future additional restructuring expenses associated with these plans or new plans. At this time, we are unable to make a good faith determination of cost estimates, or ranges of cost estimates, associated with future phases of the programs or the total costs we may incur in connection with these programs.

The following table summarizes the status of our restructuring expenses included within accrued liabilities on the Unaudited Consolidated Balance Sheets. Amounts associated with impairment and extinguishment costs are not included in the table below because those amounts are charged directly against the relevant assets and debt, respectively.

	Six Months Ended	Twelve Months Ended
(in millions)	June 28, 2025	December 31, 2024
Beginning of period	$31	$30
Charges	6	41
Usage (1)	(14)	(40)
End of period	$23	$31
(1) Usage primarily relates to cash payments and shares issued associated with employee termination costs.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 7. Stockholders’ Equity

Share Repurchase Program

On August 3, 2023, we announced that our Board of Directors authorized a share repurchase program for the repurchase of up to $150 million of our common stock over an unlimited time period (the “Share Repurchase Program”). During the three and six months ended June 28, 2025, there were no common share repurchases. During the three and six months ended June 29, 2024, we repurchased no and 0.1 million shares of common stock, respectively, in the open market at a total cost of $1 million. Common stock repurchases are recorded at cost and presented as a reduction to stockholders’ equity. As of June 28, 2025, we had approximately $108 million of authorized repurchases remaining under the Share Repurchase Program.

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

The Preferred Stock is convertible perpetual participating preferred stock with an initial conversion price equal to $26.92, and accrues dividends at a rate of 7% per annum, payable in cash or in kind. The Preferred Stock votes on an as-converted basis together with common stockholders. The Preferred Stock had an aggregate liquidation preference of $500 million as of June 28, 2025. Preferred Stock dividends accumulated during the three and six months ended June 28, 2025, were $8 million and $17 million, respectively.

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

Note 8. Stock-Based Compensation Plans

The following table summarizes awards granted during the relevant periods:

	Six Months Ended June 28, 2025		Six Months Ended June 29, 2024
(in thousands except for per share amounts)	Number of Stock Units Granted	Weighted average grant date fair value per share	Number of Stock Units Granted (1)	Weighted average grant date fair value per share
Performance Stock Units (“PSUs”) (2)	237	$25.56	575	$27.96
Restricted Stock Units (“RSUs”)	1,634	$21.22	3,898	$19.57
(1) Includes 2 million RSUs granted as part of the Snap One acquisition for a fair value of $43 million, of which $17 million was included in purchase consideration.
(2) Includes PSUs at target payout. Final common shares issued may be different based upon the actual achievement versus the performance measure target.

For the three and six months ended June 28, 2025, stock-based compensation expense, net of tax was $16 million and $32 million, respectively. For the three and six months ended June 29, 2024, stock-based compensation expense, net of tax was $15 million and $29 million, respectively.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 9. Inventories, net

The following table summarizes the details of our inventories, net:

(in millions)	June 28, 2025	December 31, 2024
Raw materials	$167	$171
Work in process	16	14
Finished products	1,076	1,052
Total inventories, net	$1,259	$1,237

Note 10. Goodwill and Intangible Assets, net

Our goodwill balance and changes in carrying value by segment were as follows:

(in millions)	Products and Solutions	ADI Global Distribution	Total
Balance as of January 1, 2025	$2,015	$1,057	$3,072
Adjustments (1)	—	(9)	(9)
Impact of foreign currency translation	41	22	63
Balance as of June 28, 2025	$2,056	$1,070	$3,126
(1) Related to the measurement period adjustments associated with the Snap One acquisition. Refer to Note 3. Acquisitions for further discussion.

The following table summarizes the net carrying amount of intangible assets:

(in millions)	June 28, 2025	December 31, 2024
Intangible assets subject to amortization	$957	$996
Indefinite-lived intangible assets	180	180
Total intangible assets	$1,137	$1,176

Intangible assets subject to amortization consisted of the following:

	June 28, 2025			December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$916	$(223)	$693	$901	$(177)	$724
Patents and technology	171	(53)	118	170	(41)	129
Software	241	(158)	83	222	(145)	77
Trademarks	79	(16)	63	78	(12)	66
Intangible assets subject to amortization	$1,407	$(450)	$957	$1,371	$(375)	$996

Intangible assets amortization expense was $30 million and $60 million for the three and six months ended June 28, 2025, respectively, and $13 million and $22 million for the three and six months ended June 29, 2024, respectively.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 11. Leases

Total operating lease costs are as follows:

	Three Months Ended		Six Months Ended
(in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Operating lease costs:
Selling, general and administrative expenses	$19	$15	$39	$29
Cost of goods sold	6	3	10	8
Total operating lease costs (1)	$25	$18	$49	$37
(1) Includes variable lease costs of $4 million and $9 million for the three and six months ended June 28, 2025, respectively, and $4 million and $7 million for the three and six months ended June 29, 2024, respectively.

The following table summarizes the carrying amounts of our operating lease assets and liabilities:

(in millions)	Financial Statement Line Item	June 28, 2025	December 31, 2024
Operating lease assets	Other assets	$269	$248
Operating lease liabilities - current	Accrued liabilities	$52	$51
Operating lease liabilities - non-current	Other liabilities	$232	$212

Supplemental cash flow information related to operating leases follows:

	Six Months Ended
(in millions)	June 28, 2025	June 29, 2024
Cash paid for operating lease liabilities	$25	$17
Non-cash activities: operating lease assets obtained in exchange for new operating lease liabilities	$42	$6

As of June 28, 2025, we had entered into multiple lease agreements primarily for distribution centers and branches. These leases were not recognized on our Unaudited Consolidated Balance Sheet as we had not yet taken control of the related leased sites. Upon commencement, we will recognize the related right-of-use assets and lease liabilities. Total undiscounted future lease payments for these leases was $77 million.

Note 12. Long-Term Debt

Long-term debt is comprised of the following:

(in millions)	June 28, 2025	December 31, 2024
4.000% Senior Notes due 2029	$300	$300
6.500% Senior Notes due 2032	600	600
Variable rate A&R Term B Facility	1,113	1,115
Gross debt	2,013	2,015
Less: current portion of long-term debt (1)	(8)	(6)
Less: unamortized deferred financing costs	(22)	(26)
Total long-term debt	$1,983	$1,983
(1) Included within accrued liabilities on the Unaudited Consolidated Balance Sheets.

Cash paid for interest, net of interest rate derivative receipts was $14 million and $53 million for three and six months ended June 28, 2025, respectively, and $16 million and $38 million for the three and six months ended June 29, 2024, respectively.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

A&R Senior Credit Facilities

In 2021, we entered into the A&R Credit Agreement with JPMorgan Chase Bank N.A. as administrative agent, which was most recently amended in December 2024 (the “A&R Credit Agreement”). The A&R Credit Agreement provides a variable secured term B loan facility (the “A&R Term B Facility”) that bears interest by reference to the term Secured Overnight Financing Rate (“Term SOFR”) plus a 1.75% interest rate margin. The A&R Term B Facility includes $518 million of principal maturing in February 2028, with any remaining balance due in May 2031. The A&R Credit Agreement also includes a senior secured revolving credit facility (the “A&R Revolving Credit Facility” and, together with the A&R Term B Facility, the “A&R Senior Credit Facilities”) with an aggregate capacity of $500 million and a five-year term ending in May 2031. At June 28, 2025 and December 31, 2024, the weighted average interest rate for the A&R Term B Facility, excluding the effect of the interest rate swaps, was 6.06% and 6.13%, respectively, and there were no borrowings and no letters of credit issued under the A&R Revolving Credit Facility.

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

Refer to Note 11. Long-Term Debt in our 2024 Annual Report on Form 10-K and to Note 19. Subsequent Events for further discussion.

Note 13. Derivative Financial Instruments

In March 2021, we entered into eight interest rate swap agreements (“Swap Agreements”), each with a notional value of $70 million, for a combined notional value of $560 million. The Swap Agreements were entered into to reduce the consolidated interest rate risk associated with variable rate long-term debt and designated as cash flow hedges. Two of the Swap Agreements matured in February 2025, two matured in May 2025, two are scheduled to mature in February 2026, and two are scheduled to mature in February 2027. As of June 28, 2025 and December 31, 2024, the Swap Agreements had a combined notional value of $280 million and $560 million, respectively. The remaining Swap Agreements effectively convert a portion of our variable interest rate obligations to a rate based on Term SOFR with a minimum rate of 0.39% per annum to a base fixed weighted average rate of 1.57% over the remaining terms.

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

The Swap Agreements and Interest Rate Cap (referred to collectively as “interest rate derivatives”) are adjusted to fair value on a quarterly basis. The following tables summarize the fair value and presentation of derivative instruments in the Unaudited Consolidated Balance Sheets as well as the changes in fair value recorded in accumulated other comprehensive loss:

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Fair Value of Derivative Assets
(in millions)	Financial Statement Line Item	June 28, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Interest rate derivatives	Other current assets	$5	$10
Interest rate derivatives	Other assets	1	3
Total derivative assets designated as hedging instruments		$6	$13

	Fair Value of Derivative Liabilities
(in millions)	Financial Statement Line Item	June 28, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Interest rate derivatives	Accrued liabilities	$6	$6

Unrealized gain	Accumulated other comprehensive loss	$2	$8

The following table summarizes the effect of derivative instruments designated as cash flow hedges on other comprehensive (loss) income and the Unaudited Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
(in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Gains recorded in accumulated other comprehensive loss, beginning of period	$5	$24	$8	$25
Current period gain recognized in/reclassified from other comprehensive income	(3)	(4)	(7)	(3)
Gains reclassified from accumulated other comprehensive loss to net income/loss	—	—	1	(2)
Gains recorded in accumulated other comprehensive loss, end of period	$2	$20	$2	$20

Unrealized gains expected to be reclassified from accumulated other comprehensive loss in the next 12 months are estimated to be $2 million as of June 28, 2025.

Refer to Note 12. Derivative Financial Instruments in our 2024 Annual Report on Form 10-K for further discussion.

Note 14. Fair Value

The estimated fair value of our financial instruments held, and when applicable, issued to finance our operations, is summarized below. Certain estimates and judgments are required to develop fair value amounts. The fair value amounts shown below are not necessarily indicative of the amounts that we would realize upon disposition, nor do they indicate our intent or ability to dispose of the financial instrument. There were no material changes in the methodologies used in our valuation practices as of June 28, 2025.

The fair values of long-term debt instruments were determined using quoted market prices in inactive markets or discounted cash flows based upon current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table provides a summary of the carrying amount and fair value of outstanding debt:

	June 28, 2025		December 31, 2024
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt
4.000% Senior Notes due 2029	$300	$283	$300	$272
6.500% Senior Notes due 2032	600	614	600	602
Variable rate A&R Term B Facility	1,113	1,117	1,115	1,119
Total debt	$2,013	$2,014	$2,015	$1,993

Refer to Note 12. Long-Term Debt for further discussion.

Foreign Currency Risk Management—We conduct business on a multinational basis in a wide variety of foreign currencies. We are exposed to market risks from changes in currency exchange rates. These exposures may impact future earnings and/or operating cash flows. The exposure to market risk for changes in foreign currency exchange rates arises from international trade transactions, foreign currency denominated monetary assets and liabilities, and international financing activities between subsidiaries. We rely on natural offsets to mitigate these market risk exposures. As of June 28, 2025 and December 31, 2024, we had no foreign currency forward or option hedging contracts.

Interest Rate Risk—We have exposure to movements in interest rates associated with cash and borrowings. We may enter into various interest rate protection agreements in order to limit the impact of movements in interest rates.

The following table provides a summary of the carrying amount and fair value of our interest rate derivatives:

	June 28, 2025		December 31, 2024
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Interest rate derivatives	$6	$6	$13	$13
Liabilities:
Interest rate derivatives	$6	$6	$6	$6

There are no material Level 1 or Level 3 assets or liabilities for the periods presented above. The fair values of derivative financial instruments have been determined based on market value equivalents at the balance sheet date, taking into account the current interest rate environment and therefore were classified as Level 2 measurements in the fair value hierarchy. Refer to Note 13. Derivative Financial Instruments for further discussion.

The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued liabilities, and current obligations payable under the Indemnification Agreement approximate fair value because of their short-term maturity.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 15. Accrued Liabilities

Accrued liabilities consist of the following:

(in millions)	June 28, 2025	December 31, 2024
Taxes payable	$154	$35
Compensation, benefit and other employee-related	109	131
Customer rebate reserve	101	112
Other (1)	291	299
Total accrued liabilities	$655	$577
(1) Other includes accruals for current operating lease liability, deferred revenue, freight payable, product warranties, restructuring, interest, legal and professional reserves, advertising, current portion of long-term debt, royalties, and other miscellaneous items.

Note 16. Commitments and Contingencies

Environmental Matters

We are subject to various federal, state, local, and foreign government requirements relating to the protection of the environment and accrue costs related to environmental matters when it is probable that we have incurred a liability related to a contaminated site and the amount can be reasonably estimated. We believe that, as a general matter, our policies, practices, and procedures are properly designed to prevent unreasonable risk of environmental damage and personal injury and that our handling, manufacture, use, and disposal of hazardous substances are in accordance with environmental and safety laws and regulations. We have incurred remedial response and voluntary cleanup costs for site contamination. Additional claims and costs involving environmental matters are likely to continue to arise in the future.

Environmental expenses for sites owned and operated by us are presented within cost of goods sold for operating sites. For the three and six months ended June 28, 2025 and June 29, 2024, environmental expenses related to these operating sites were not material. Liabilities for environmental costs were $22 million at June 28, 2025 and December 31, 2024.

Obligations Payable Under the Indemnification Agreement and Tax Matters Agreement

The Indemnification Agreement and the Tax Matters Agreement are further described below.

Indemnification Agreement

We separated from Honeywell International Inc. (“Honeywell”) on October 29, 2018, becoming an independent publicly traded company as a result of a pro rata distribution of our common stock to shareholders of Honeywell (the “Spin-Off”). In connection with the Spin-Off, we entered into an indemnification and reimbursement agreement, pursuant to which we have an obligation to make cash payments to Honeywell in amounts equal to 90% of payments for certain Honeywell environmental-liability payments (the “Indemnification Agreement”, formerly defined as the “Reimbursement Agreement”), which include amounts billed (payments), less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities and (iii) certain property sales (the recoveries). Pursuant to its terms, the Indemnification Agreement extends until the earlier of (1) December 31, 2043; or (2) December 31 of the third consecutive anniversary where the annual reimbursement obligation (including accrued amounts) has been less than $25 million. Prior to entering into the Termination Agreement noted below, the amount payable by us in respect of such liabilities arising in any given year was subject to a cap of $140 million under the Indemnification Agreement, and historically the estimated liability for resolution of pending and future environmental-related liabilities recorded on our balance sheets was calculated as if we were responsible for 100% of the environmental-liability payments associated with certain sites. Refer to Note 15. Commitments and Contingencies in our 2024 Annual Report on Form 10-K for further discussion.

On July 30, 2025, we entered into a definitive agreement with Honeywell to terminate the Indemnification Agreement (the “Termination Agreement”). Subject to the terms and conditions of the Termination Agreement, we will make a pre-tax,

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
one-time cash payment of $1,590 million to Honeywell, which is expected to occur in the third quarter of 2025. In addition, we paid our regularly scheduled payment of $35 million in July 2025. Upon completion of the pre-tax, one-time cash payment, the Indemnification Agreement will be fully terminated, we will no longer be required to make any further payments to Honeywell under the Indemnification Agreement, and the associated affirmative and negative covenants will no longer apply. As of June 28, 2025, we updated our assessment of what was probable and reasonably estimable under Accounting Standards Codification 450, Contingencies, based on the agreed payment amount. The liability of $1,625 million is recorded as current obligations payable under the Indemnification Agreement in the Unaudited Consolidated Balance Sheet as of June 28, 2025. During the three and six months ended June 28, 2025, we incurred Indemnification Agreement expense of $882 million and $972 million, respectively. In connection with the execution of the Termination Agreement, we entered into a commitment letter with JPMorgan Chase Bank N.A. and Wells Fargo Bank. (the “Debt Commitment Letter”), to provide a new senior secured term loan facility in an aggregate principal amount of up to $1,225 million (the “New Term Loan Facility”). The proceeds from the New Term Loan Facility, along with a portion of our cash on hand, will be used to fund the Termination Agreement payment. To the extent that we are not able to raise the necessary financing by August 29, 2025, Honeywell may cancel the Termination Agreement and reinstate the Indemnification Agreement. In the event we do not raise the necessary financing by October 30, 2025, we also have the right to cancel the Termination Agreement and reinstate the Indemnification Agreement. Upon termination by either party, we will owe Honeywell $100 million in liquidated damages. Refer to Note 19. Subsequent Events for further discussion.

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

The following table summarizes information concerning the Indemnification Agreement and Tax Matter Agreement liabilities:

(in millions)	Indemnification Agreement	Tax Matters Agreement	Total
Balance as of January 1, 2025	$723	$91	$814
Accruals for liabilities deemed probable and reasonably estimable	972	—	972
Payments to Honeywell	(70)	—	(70)
Balance as of June 28, 2025	$1,625	$91	$1,716

The liabilities related to the Indemnification Agreement and Tax Matters Agreement are included in the following balance sheet accounts:

(in millions)	June 28, 2025	December 31, 2024
Current obligations payable under the Indemnification Agreement	$1,625	$140
Non-current obligations payable under the Indemnification Agreement	—	583
Other liabilities	91	91
Total indemnification liabilities	$1,716	$814

During the three and six months ended June 28, 2025, we incurred Indemnification Agreement expense of $882 million and $972 million, respectively. During the three and six months ended June 29, 2024, we incurred Indemnification Agreement expense of $47 million and $90 million, respectively. Expenses related to the Indemnification Agreement are

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
presented within Indemnification Agreement expense in the Unaudited Consolidated Statements of Operations. For the three and six months ended June 28, 2025, and June 29, 2024, respectively, there were no expenses related to the Tax Matters Agreement. Expenses related to the Tax Matters Agreement are recognized within Other expenses, net in the Unaudited Consolidated Statements of Operations.

Other Matters

We are subject to lawsuits, investigations, and disputes arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability, acquisitions and divestitures, employee matters, intellectual property, and environmental, health, and safety matters. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of adverse judgments or outcomes in these matters, as well as potential ranges of possible losses, based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. No such matters are material to our financial statements as of June 28, 2025.

Warranties and Guarantees

In the normal course of business, we issue product warranties and product performance guarantees. We accrue for the estimated cost of product warranties and product performance guarantees based on contract terms and historical experience at the time of sale. Adjustments to initial obligations for warranties and guarantees are made as changes to the obligations become reasonably estimable. Product warranties and product performance guarantees are included in accrued liabilities and other liabilities in the Unaudited Consolidated Balance Sheets. The following table summarizes information concerning recorded obligations for product warranties and product performance guarantees:

(in millions)	June 28, 2025	December 31, 2024
Beginning balance	$35	$34
Accruals for warranties/guarantees issued during the year	15	31
Settlement/adjustment of warranty/guarantee claims	(14)	(30)
Ending balance	$36	$35

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

For the three and six months ended June 28, 2025, the net tax expense was $87 million and $96 million, respectively. For the three and six months ended June 29, 2024, the net tax expense was $29 million and $59 million, respectively. Net tax expense consists primarily of interim period tax expense based on year-to-date pretax income multiplied by our forecasted effective tax rate. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, non-deductible Indemnification Agreement expense, and U.S. taxation of foreign earnings. Cash paid for taxes, net of refunds was $43 million and $64 million for the three and six months ended June 28, 2025, respectively, and $60 million and $88 million for the three and six months ended June 29, 2024, respectively.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation and modifications of the international tax framework. The legislation has various effective dates from 2025 to 2027. We are currently assessing its impact to our Consolidated Financial Statements and related disclosures.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 18. (Loss) Earnings Per Common Share

The following table summarizes the reconciliation of the numerator and denominator used for the computation of basic and diluted (loss) earnings per common share:

	Three Months Ended		Six Months Ended
(in millions, except per share data)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Numerator for basic and diluted (loss) earnings per common share:
Net (loss) income	$(825)	$30	$(819)	$73
Less: preferred stock dividends	8	2	17	2
Net (loss) income available to common stockholders	$(833)	$28	$(836)	$71

Denominator for basic and diluted (loss) earnings per common share:
Weighted average basic number of common shares outstanding	149	146	148	146
Plus: dilutive effect of common stock equivalents	—	3	—	2
Weighted average diluted number of common shares outstanding	149	149	148	148

Basic (loss) earnings per common share:
Basic	$(5.59)	$0.19	$(5.65)	$0.49
Diluted	$(5.59)	$0.19	$(5.65)	$0.48

For the three and six months ended June 29, 2024, diluted earnings per common share is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents using the if-converted method and treasury stock method based on the average market price of our common stock for the period.

The following potentially dilutive instruments, presented as a weighted average of the instruments outstanding, were excluded from the calculation of diluted (loss) earnings per common share because their effect would have been antidilutive, and in the case of certain PSUs, the contingency has not been satisfied.

	Three Months Ended		Six Months Ended
(in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
RSUs and other rights	5.9	0.7	6.0	0.7
PSUs	2.2	0.9	2.2	1.1
Preferred stock	0.5	0.1	0.5	—

Note 19. Subsequent Events

Termination Agreement

On July 30, 2025, we entered into the Termination Agreement. Subject to the terms and conditions of the Termination Agreement, we will make a pre-tax, one-time cash payment of $1,590 million to Honeywell, which is expected to occur in the third quarter of 2025. In addition, we paid our regularly scheduled payment of $35 million in July 2025. Upon completion of the pre-tax, one-time cash payment, the Indemnification Agreement will be fully terminated, we will no longer be required to make any further payments to Honeywell under the Indemnification Agreement, and the associated affirmative and negative covenants will no longer apply. As of June 28, 2025, we updated our assessment of what was probable and reasonably estimable under Accounting Standards Codification 450, Contingencies, based on the agreed

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
payment amount. The liability of $1,625 million is recorded as current obligations payable under the Indemnification Agreement on the Unaudited Consolidated Balance Sheet as of June 28, 2025. To fulfill our obligation, we intend to use the proceeds from newly raised debt financing as contemplated by the Debt Commitment Letter, together with cash on hand. To the extent that we are not able to raise the necessary financing by August 29, 2025, Honeywell may cancel the Termination Agreement and reinstate the Indemnification Agreement. In the event we do not raise the necessary financing by October 30, 2025, we also have the right to cancel the Termination Agreement and reinstate the Indemnification Agreement. Upon termination by either party, we will owe Honeywell $100 million in liquidated damages. Refer to Note 16. Commitments and Contingencies for further discussion.

Debt Commitment Letter

On July 30, 2025, in connection with the execution of the Termination Agreement, we entered into the Debt Commitment Letter with JPMorgan Chase Bank N.A. and Wells Fargo Bank. Pursuant to the Debt Commitment Letter, we entered into an agreement to provide a new senior secured term loan facility in an aggregate principal amount of up to $1,225 million, to be incurred as an incremental term loan under the A&R Credit Agreement, the proceeds of which, along with a portion of our cash on hand, will be used by us to finance the Termination Agreement payment and to pay related fees and expenses. Refer to Note 16. Commitments and Contingencies for further discussion.

Spin-off of ADI Global Distribution Segment

On July 30, 2025, we announced our intention to separate the ADI Global Distribution segment through a tax-free spin-off to our shareholders (the “ADI Spin-Off”). Following the completion of the ADI Spin-Off, the Products and Solutions segment would continue to operate as Resideo and ADI Global Distribution would become an independent public company.

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
•the potential adverse impacts of tariffs, import/export restrictions, or other trade barriers on global economic conditions, financial markets and our business;
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
•risks that the termination of the Indemnification Agreement contemplated by the Termination Agreement with Honeywell does not occur because we are not able to raise the necessary financing or otherwise;
•prior to its pending termination, risks associated with the Indemnification Agreement and our relationships with Honeywell, including our reliance on Honeywell for the Honeywell Home trademark;
•our ability to spin-off ADI Global Distribution, including the timeframe and process for the same;

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
•impairment of goodwill, other intangible assets, and long-lived assets;
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

Our Products and Solutions segment is a leading building products manufacturer focused on residential controls and sensing solutions. Our offerings include temperature and humidity control, water and air solutions, smoke and carbon monoxide detection home safety products, residential and small business security products, video cameras, other home-related lifestyle convenience solutions, cloud infrastructure, installation and maintenance tools, and related software. We also sell components to manufacturers of water heaters, heat pumps and boilers.

Our ADI Global Distribution segment is the leading global wholesale distributor of low-voltage products, including security and audio-visual solutions. With a portfolio of over 500,000 professionally installed products, ADI Global Distribution serves both the commercial and residential markets across key specialty categories including security, fire, audio-visual, access control, smart living, and data communications. This extensive offering is complemented by an expanding suite of proprietary technologies and services, under key exclusive brands such as Control4, OvrC, Araknis Networks, and WattBox.

Our financial performance is influenced by macroeconomic factors underlying end user demand such as repair and remodeling activity, residential and non-residential construction, new and existing home sales, employment rates, interest rates and bank lending standards, and supply chain dynamics that can be influenced by geopolitics. The ongoing uncertainty and volatility in the global macroeconomic environment have affected, and could continue to affect, our visibility toward future performance. Uncertainties remain including the global tariff environment, potential for changes in inflation and interest rates, increased labor costs, reduced consumer spending due to softening labor markets, elevated mortgage rates, shifts in energy policies, and potential market and other disruption from the ongoing conflict between Russia and Ukraine as well as the Middle East crisis.
Current Period Highlights
•Net revenue of $1.94 billion, up 22.3% from $1.59 billion in the second quarter of 2024
•Gross profit margin of 29.3%, compared to 28.1% in the second quarter of 2024
•Income from operations of $177 million, or 9.1% of revenue, compared to $122 million, or 7.7% of revenue in the second quarter of 2024
•Fully diluted loss per common share of $5.59, compared to $0.19 diluted earnings per common share in the second quarter of 2024
•Cash flow generated from operations was $200 million in the second quarter of 2025, compared to $92 million in the second quarter of 2024

Outlook

For the remainder of 2025, we anticipate executing our business operations against a highly dynamic global macroeconomic environment. The vast majority of costs associated with the building products that the Products and Solutions segment sells in the U.S. are incurred in Mexico. Most Products and Solutions products manufactured in Mexico, along with a significant portion of the ADI Global Distribution segment products sourced in Mexico, are currently exempt from tariffs under the United States-Mexico-Canada Agreement (USMCA). Additional tariff impact relates to products imported from China (and other Asian countries) and the European Union primarily by our ADI Global Distribution segment. We intend to take actions to essentially mitigate the cost impact of any tariffs that affect our business; however, rising prices and other macroeconomics factors may lead to lower purchase levels by our customers. We are monitoring these dynamics very closely and will make adjustments in our business operation execution, as appropriate. Based on the aforementioned, we updated our 2025 revenue outlook to be up low double-digits year-over-year. On July 30, 2025, we also entered into an agreement with Honeywell to accelerate and eliminate all future monetary obligations under the Indemnification Agreement and entered into the Debt Commitment Letter to partially fund the termination. Refer to Note 16. Commitments and Contingencies and Note 19. Subsequent Events for further discussion.

Results of Operations

The following table represents results of operations on a consolidated basis for the periods indicated:

	Three Months Ended		Six Months Ended
(in millions, except per share data and percentages)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net revenue	$1,943	$1,589	$3,713	$3,075
Cost of goods sold	1,374	1,142	2,633	2,228
Gross profit	569	447	1,080	847
Gross profit %	29.3%	28.1%	29.1%	27.5%
Operating expenses:
Research and development expenses	41	21	76	46
Selling, general and administrative expenses	319	280	625	511
Intangible asset amortization	30	13	60	22
Restructuring, impairment and extinguishment costs	2	11	6	18
Total operating expenses	392	325	767	597
Income from operations	177	122	313	250
Indemnification Agreement expense	882	47	972	90
Other expenses, net	9	1	15	—
Interest expense, net	24	15	49	28
Net (loss) income before taxes	(738)	59	(723)	132
Provision for income taxes	87	29	96	59
Net (loss) income	(825)	30	(819)	73
Less: preferred stock dividends	8	2	17	2
Net (loss) income available to common stockholders	$(833)	$28	$(836)	$71

Net (loss) income per common share:
Basic	$(5.59)	$0.19	$(5.65)	$0.49
Diluted	$(5.59)	$0.19	$(5.65)	$0.48

Net Revenue

Three months ended

Net revenue for the three months ended June 28, 2025 was $1,943 million, an increase of $354 million, or 22.3%, from the same period in 2024, primarily due to $218 million of revenue from the acquisition of Snap One, $64 million from favorable price and mix, $63 million from higher sales volume, and $11 million from favorable foreign currency exchange rates.

Six months ended

Net revenue for the six months ended June 28, 2025 was $3,713 million, an increase of $638 million, or 20.7%, from the same period in 2024, primarily due to $446 million of revenue from the acquisition of Snap One, $114 million from higher sales volume, and $83 million from favorable price and mix.

Gross Profit

Three months ended

The chart below presents the drivers of the gross profit variance from the three months ended June 29, 2024 to the three months ended June 28, 2025.

$ in Millions
700
600
500
400
300
200
100
0
$447
$3
$77
$4
$42
$(4)
$569
Q2 2024 Gross Profit
Manufacturing Costs
Acquisition/ Divestiture, Net
Sales Volume
Price & Mix
Other
Q2 2025 Gross Profit

Gross profit for three months ended June 28, 2025 was $569 million, an increase of $122 million, or 27.3%, as compared to the same period in 2024, as shown in the above waterfall.

Gross margin rate for the three months ended June 28, 2025 was 29.3%, an increase of 120 basis points (“bps”) as compared to the same period in 2024. The increase was primarily driven by favorable price and mix shift of 120 bps, and the acquisition of Snap One of 80 bps. The increase was partially offset by lower margins on new volumes of 70 bps.

Six months ended

The chart below presents the drivers of the gross profit variance from the six months ended June 29, 2024 to the six months ended June 28, 2025.

$ in Millions
1,250
1,000
750
500
250
0
$847
$6
$162
$49
$20
$(4)
$1,080
Q2 2024 Gross Profit
Manufacturing Costs
Acquisition/ Divestiture, Net
Price & Mix
Sales Volume
Other
Q2 2025 Gross Profit

Gross profit for six months ended June 28, 2025 was $1,080 million, an increase of $233 million, or 27.5%, as compared to the same period in 2024, as shown in the above waterfall.

Gross margin rate for the six months ended June 28, 2025 was 29.1%, an increase of 150 bps as compared to the same period in 2024. The increase was primarily driven by favorable impacts from the acquisition of Snap One of 110 bps and favorable price and mix shift of 70 bps. The increase was partially offset by lower volumes of 30 bps.

Research and Development Expenses

Three months ended

Research and development expenses for the three months ended June 28, 2025 were $41 million, an increase of $20 million or 95.2% as compared to the same period in 2024. The increase was driven by $11 million in the Product and Solutions segment related to incremental headcount and third party services to develop and introduce new products into the market, and $9 million in the ADI Global Distribution segment related to the inclusion of Snap One.

Six months ended

Research and development expenses for the six months ended June 28, 2025 were $76 million, an increase of $30 million, or 65.2%, as compared to the same period in 2024. The increase was driven by $17 million in the ADI Global Distribution segment primarily related to the inclusion of Snap One, and $13 million in the Product and Solutions segment related to incremental headcount and third party services to develop and introduce new products into the market.

Selling, General and Administrative Expenses

Three months ended

Selling, general and administrative expenses for the three months ended June 28, 2025 were $319 million, an increase of $39 million, or 13.9%, as compared to the same period in 2024. The increase was primarily driven by $20 million from the inclusion of Snap One, net of prior year acquisition and integration costs, and $17 million of incremental operating costs, including payroll and benefits, rent, marketing, and third party spend.

Six months ended

Selling, general and administrative expenses for the six months ended June 28, 2025 were $625 million, an increase of $114 million, or 22.3%, as compared to the same period in 2024. The increase was primarily driven by $82 million from the inclusion of Snap One, net of prior year acquisition and integration costs, and $34 million of incremental operating costs including payroll and benefits, rent, marketing, IT, third party spend, and travel expense.

Intangible Asset Amortization

Three months ended

Intangible asset amortization for the three months ended June 28, 2025 was $30 million, an increase of $17 million, or 130.8% as compared with the same period in 2024. The increase was primarily due to additional amortization expense of $16 million associated with the new intangibles from the Snap One acquisition.

Six months ended

Intangible asset amortization for the six months ended June 28, 2025 was $60 million, an increase of $38 million, or 172.7% as compared with the same period in 2024. The increase was primarily due to additional amortization expense of $36 million associated with the new intangibles from the Snap One acquisition.

Restructuring, Impairment and Extinguishment Costs

Three months ended

Restructuring, impairment and extinguishment costs for the three months ended June 28, 2025 were $2 million, a decrease of $9 million, or 81.8%, as compared to the same period in 2024. The decrease was primarily due to $6 million of debt extinguishment costs as part of the Snap One acquisition, and $5 million of impairment expense related to an equity security incurred in the prior year. The decrease was partially offset by $2 million of restructuring expenses incurred during the three months ended June 28, 2025. Restructuring expenses primarily relate to employee termination costs.

Six months ended

Restructuring, impairment and extinguishment costs for the six months ended June 28, 2025 were $6 million, a decrease of $12 million, or 66.7%, as compared to the same period in 2024. The decrease was primarily due to $6 million of debt extinguishment costs as part of the Snap One acquisition, and $5 million of impairment expense related to an equity security incurred in the prior year.

Indemnification Agreement Expense

Three months ended

Indemnification Agreement expense for the three months ended June 28, 2025 was $882 million, up $835 million from the $47 million recorded in the same period of 2024. The increase was driven by the recognition of additional expense in connection with our agreement to terminate the Indemnification Agreement with Honeywell. This expense reflects the revised estimate of our liability under the agreement of $1,625 million.

Six months ended

Indemnification Agreement expense for the six months ended June 28, 2025 was $972 million, up $882 million from the $90 million recorded in the same period of 2024. The increase was driven by the recognition of additional expense in connection with our agreement to terminate the Indemnification Agreement with Honeywell. This expense reflects the revised estimate of our liability under the agreement of $1,625 million.

Other Expenses, Net

Three months ended

Other expenses, net for the three months ended June 28, 2025 were $9 million, an increase of $8 million as compared to the same period in 2024. The increase was primarily driven by $7 million in unfavorable foreign currency exchange rates.

Six months ended

Other expenses, net for the six months ended June 28, 2025 were $15 million, an increase of $15 million as compared to the same period in 2024. The increase was primarily driven by $16 million in unfavorable foreign currency exchange rates.

Interest Expense, Net

Three months ended

Interest expense, net for the three months ended June 28, 2025 was $24 million, an increase of $9 million, or 60.0%, as compared to the same period in 2024. The increase was due to an increase in our long-term debt resulting in $4 million of higher interest expense and a decrease of $4 million in interest rate derivative related receipts due to interest rate fluctuations and a lower aggregate notional due to swap maturities.

Six months ended

Interest expense, net for the six months ended June 28, 2025 was $49 million, an increase of $21 million, or 75.0%, as compared to the same period in 2024. The increase was due to an increase in our long-term debt resulting in $9 million of higher interest expense, a decrease of $8 million in interest rate derivative related receipts due to interest rate fluctuations and a lower aggregate notional due to swap maturities, and lower interest income of $3 million as a result of lower interest rates and lower cash balances.

Tax Expense

Three months ended

Income tax expense for the three months ended June 28, 2025 was $87 million, an increase of $58 million as compared to the same period in 2024. The increase was primarily driven by a decrease in income before taxes, and an increase in the nondeductible Indemnification Agreement expense. The effective income tax rate decreased from 49.2% to (11.8)%, primarily driven by the mix of earnings across the jurisdictions in which we operate, decreased income before taxes with relatively fixed non-deductible expenses and a large increase in the non-deductible Indemnification Agreement expense, and U.S. taxation of foreign earnings.

Six months ended

Income tax expense for the six months ended June 29, 2024 was $96 million, an increase of $37 million as compared to the same period in 2024. The increase was primarily driven by a decrease in income before taxes and an increase in the non-deductible Indemnification Agreement expense. The effective income tax rate decreased from 44.7% to (13.3)%, primarily driven by the mix of earnings across the jurisdictions in which we operate, decreased income before taxes with relatively fixed non-deductible expenses and a large increase in the non-deductible Indemnification Agreement expense, and U.S. taxation of foreign earnings.

Segment Results of Operations

Products and Solutions

Three months ended

The chart below presents net revenue and income from operations for the three months ended June 28, 2025 and June 29, 2024.
Products and Solutions net revenue for the three months ended June 28, 2025 was $666 million, an increase of $36 million, or 5.7%, as compared to the same period in 2024. The increase is primarily due to a $53 million favorable impact from price and mix, and $4 million from favorable foreign exchange rates. The increase was partially offset by $22 million from lower volumes.

Products and Solutions income from operations for the three months ended June 28, 2025 was $142 million, an increase of $12 million, or 9.2%, as compared to the same period in 2024. The increase is primarily due to favorable price and mix shift of $33 million, and lower material, freight, and other manufacturing costs of $4 million. The increase was partially offset by lower volumes of $12 million, and $11 million of incremental research and development expenses related to additional headcount and third party services to develop and introduce new products into the market.

Six months ended

The chart below presents net revenue and income from operations for the six months ended June 28, 2025 and June 29, 2024.
Products and Solutions net revenue for the six months ended June 28, 2025 was $1,315 million, an increase of $65 million, or 5.2%, as compared to the same period in 2024. The increase is primarily due to a $74 million favorable impact from price and mix. The increase was partially offset by $6 million from lower volumes, and $3 million from unfavorable foreign exchange rates.

Products and Solutions income from operations for the six months ended June 28, 2025 was $278 million, an increase of $36 million, or 14.9%, as compared to the same period in 2024. The increase is primarily due to favorable price and mix shift of $42 million, and lower material, freight, and other manufacturing costs of $7 million. The increase was partially offset by $13 million of incremental research and development expenses related to planned investments that we believe will drive future growth.

ADI Global Distribution

Three months ended

The chart below presents net revenue and income from operations for the three months ended June 28, 2025 and June 29, 2024.
ADI Global Distribution net revenue for the three months ended June 28, 2025, was $1,277 million, an increase of $318 million, or 33.2%, as compared to the same period in 2024. The increase was primarily driven by $218 million of revenue from the acquisition of Snap One, $85 million from higher volumes, $11 million from favorable price and mix shift, and $7 million from favorable foreign exchange rates.

ADI Global Distribution income from operations for the three months ended June 28, 2025 was $71 million, an increase of $9 million, or 14.5%, as compared to the same period in 2024. The increase was primarily driven by a $97 million increase in gross profit driven by the inclusion of Snap One, higher volumes, and net favorable price and mix shift. This increase was partially offset by an $87 million increase in operating expenses, including $61 million of selling, general and administrative expenses, $17 million of amortization, and $9 million of incremental research and development cost. These increases were primarily due to the inclusion of Snap One and incremental operating costs at the segment.

Six months ended

The chart below presents net revenue and income from operations for the six months ended June 28, 2025 and June 29, 2024.
ADI Global Distribution net revenue for the six months ended June 28, 2025 was $2,398 million, an increase of $573 million, or 31.4%, as compared to the same period in 2024. The increase was primarily driven by $446 million of revenue from the acquisition of Snap One, $120 million from higher volumes, and $9 million from net favorable price and mix shift.

ADI Global Distribution income from operations for the six months ended June 28, 2025 was $105 million, down $6 million, or 5.4%, as compared to the same period in 2024. The decrease was primarily due to $186 million increase in operating expenses, including $132 million of selling, general and administrative expenses, $37 million of amortization, and $17 million of research and development cost. These increases were primarily due to the inclusion of Snap One and incremental operating costs at the segment. This decrease was partially offset by an $183 million increase in gross profit driven by the inclusion of Snap One, higher volumes and net favorable price and mix shift.

Corporate

Three months ended

Corporate costs for the three months ended June 28, 2025 were $36 million, a decrease of $34 million, or 48.6%, as compared to the same period in 2024. The decrease was driven by $29 million of acquisition and integration costs, $6 million of debt extinguishment costs as part of the Snap One acquisition, and $5 million of impairment expense related to an equity security incurred in the prior year. The decrease was partially offset by incremental operating costs of $6 million including payroll and benefits, and third party spend.

Six months ended

Corporate costs for the six months ended June 28, 2025 were $70 million, a decrease of $33 million, or 32.0%, as compared to the same period in 2024. The decrease was driven by $29 million of acquisition and integration costs, $6 million of debt extinguishment costs as part of the Snap One acquisition, and $5 million of impairment expense related to an equity security incurred in the prior year. The decrease was partially offset by incremental operating costs of $8 million including payroll and benefits and third party spend.

Capital Resources and Liquidity

As of June 28, 2025, total cash and cash equivalents were $753 million, of which 26% were held by foreign subsidiaries. Our liquidity is primarily dependent on our ability to continue to generate positive cash flows from operations, supplemented by external sources of capital, as needed. Additional liquidity may also be provided through access to the capital markets and our A&R Revolving Credit Facility in an aggregate principal amount of $500 million.

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

We may from time to time take steps to reduce our debt or otherwise improve our financial position. These actions could include prepayments, liquidated damages, open market debt repurchases, negotiated repurchases, other redemptions or retirements of outstanding debt, opportunistic refinancing of debt, raising additional capital, or divesting certain assets. The amount of prepayments or the amount of debt that may be refinanced, repurchased, or otherwise retired, if any, will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants, and other considerations.

To fulfill our obligation under the Termination Agreement, we intend to use the proceeds from newly raised debt financing as contemplated by the Debt Commitment Letter, together with cash on hand. To the extent that we are not able to raise the necessary financing by August 29, 2025, Honeywell may cancel the Termination Agreement and reinstate the Indemnification Agreement. In the event we do not raise the necessary financing by October 30, 2025, we also have the right to cancel the Termination Agreement and reinstate the Indemnification Agreement. Upon termination by either party, we will owe Honeywell $100 million in liquidated damages. Refer to Note 16. Commitments and Contingencies for further discussion.

Credit Agreement

As of June 28, 2025, we had $2,013 million of long-term debt outstanding under our A&R Credit Agreement, Senior Notes due 2029, and Senior Notes due 2032, with $8 million due in the next twelve months. We have also entered into certain interest rate swap agreements based on Term SOFR. These interest rate swap agreements effectively convert a portion of our variable-rate debt to fixed rate debt. Additionally, we assumed an interest rate cap in 2024 which effectively caps the interest on a portion of our variable rate debt with a notional amount of $344 million and a strike rate of 4.79%.

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

Covenant Compliance

As of June 28, 2025, we were in compliance with all covenants related to the A&R Credit Agreement, Senior Notes due 2029, and Senior Notes due 2032. We may be subject to new or additional debt covenants in connection with the Debt Commitment Letter.

Refer to Note 12. Long-Term Debt and Note 13. Derivative Financial Instruments for a description of our debt obligations and the timing of future principal and interest payments, including impacts from our interest rate derivatives.

Common Share Repurchase Program

In August 2023, we announced that our Board of Directors authorized a share repurchase program for the repurchase of up to $150 million of our common stock over an unlimited time period. During the three and six months ended June 28, 2025, there were no common share repurchases. As of June 28, 2025, we had $108 million of authorized repurchases remaining under the Share Repurchase Program.

Cash Flow Summary for the Six Months Ended June 28, 2025 and June 29, 2024

Our cash flows from operating, investing, and financing activities for the six months ended June 28, 2025 and June 29, 2024, as reflected in the Unaudited Consolidated Financial Statements, are summarized as follows:

	Six Months Ended
(in millions)	June 28, 2025	June 29, 2024	$ change
Cash provided by (used for):
Operating activities	$135	$94	$41
Investing activities	(51)	(1,364)	1,313
Financing activities	(33)	1,052	(1,085)
Effect of exchange rate changes on cash	10	(5)	15
Net increase (decrease) in cash, cash equivalents and restricted cash	$61	$(223)	$284

Net cash provided by operating activities for the six months ended June 28, 2025 was $135 million. Compared to the six months ended June 29, 2024, net cash provided by operating activities increased $41 million. During the six months ended June 28, 2025, we recorded $972 million of expense related to the termination of the Indemnification Agreement which was the primary driver of the net loss of $819 million compared to $73 million of net income in the comparative period. This change of $892 million was partially offset by higher non-cash charges of $42 million primarily due to a $44 million increase in depreciation and amortization, and favorable changes of $891 million in assets and liabilities. These changes in assets and liabilities were primarily due to a $902 million increase in the Indemnification Agreement liability from its termination, and a $73 million increase in accrued liabilities primarily due to an increase in taxes payable. This was partially offset by an unfavorable change in other assets and liabilities of $62 million primarily due to increases in deferred tax assets and lease right-of-use assets and $85 million of increased accounts receivable primarily due to higher sales.

Net cash used for investing activities for the six months ended June 28, 2025 was $51 million. Compared to the six months ended June 29, 2024, net cash used for investing activities decreased $1,313 million, due to the prior year Snap One acquisition for $1,334 million, partially offset by an increase in capital expenditures of $15 million.

Net cash used for financing activities for the six months ended June 28, 2025 was $33 million. Compared to the six months ended June 29, 2024, net cash used by financing activities decreased $1,085 million, primarily due to a decrease in proceeds from the term loan borrowings of $582 million and Preferred Stock issuance of $482 million when compared to the prior year and an increase in preferred stock dividend payments of $17 million in the current year.

Contractual Obligations and Probable Liability Payments

In addition to our long-term debt discussed above, our material cash requirements include the following contractual obligations.

Indemnification Agreement Payments

In connection with our Spin-Off from Honeywell, we entered into the Indemnification Agreement with Honeywell. On July 30, 2025, we entered into the Termination Agreement with Honeywell to terminate the Indemnification Agreement. Subject to the terms and conditions of the Termination Agreement, we will make a pre-tax, one-time cash payment of $1,590 million to Honeywell, which is expected to occur in the third quarter of 2025. In addition, we paid our regularly scheduled payment of $35 million in July 2025. Upon completion of the pre-tax, one-time cash payment, the Indemnification Agreement will be fully terminated, we will no longer be required to make any further payments to Honeywell under the Indemnification Agreement, and the associated affirmative and negative covenants will no longer apply. As of June 28, 2025, we updated our assessment of what was probable and reasonably estimable under Accounting Standards Codification 450, Contingencies, based on the agreed payment amount. The liability of $1,625 million is recorded as current obligations payable under the Indemnification Agreement in the Unaudited Consolidated Balance Sheet as of June 28, 2025. To fulfill our obligation, we intend to use the proceeds from newly raised debt financing as contemplated by the Debt Commitment Letter, together with cash on hand. To the extent that we are not able to raise the necessary financing by August 29, 2025, Honeywell may cancel the Termination Agreement and reinstate the Indemnification Agreement. In the event we do not raise the necessary financing by October 30, 2025, we also have the right to cancel the Termination Agreement and reinstate the Indemnification Agreement. Upon termination by either party, we will owe Honeywell $100 million in liquidated damages. During the six months ended June 28, 2025, we paid Honeywell $70 million under the Indemnification Agreement. For further discussion, refer to Note 16. Commitments and Contingencies and Note 19. Subsequent Events.

Environmental Liability

We make environmental liability payments for sites which we own and are directly responsible. As of June 28, 2025, a liability of $22 million was deemed probable and reasonably estimable.

Operating Leases

We have operating lease arrangements for the majority of our manufacturing centers, distribution centers, branches, offices, engineering and lab sites, warehouses, automobiles, and certain equipment. As of June 28, 2025, we had operating lease payment obligations of $284 million, with $52 million payable within 12 months.

Other Matters

Litigation, Environmental Matters, and the Indemnification Agreement

Refer to Note 16. Commitments and Contingencies for further discussion.

Recent Accounting Pronouncements

Refer to Note 2. Summary of Significant Accounting Policies for further discussion.

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

Interest Rate Risk

As of June 28, 2025, the remaining Swap Agreements, with a notional value of $280 million, effectively convert a portion of our $1,113 million long-term variable rate A&R Term B Facility to fixed rate debt. Specifically, the Swap Agreements effectively convert a portion of our variable interest rate obligations to a rate based on Term SOFR with a minimum rate of 0.39% per annum to a base fixed weighted average rate of 1.57% over the remaining terms. Additionally, our interest rate cap agreement notional value is $344 million with a strike rate of 4.79% as of June 28, 2025, which effectively caps SOFR on the notional amount at that rate.

As of June 28, 2025, an increase in interest rates by 100 bps would have an approximately $8 million impact on our annual interest expense.

For more information on the Swap Agreements and interest rate cap, refer to Note 13. Derivative Financial Instruments and Note 14. Fair Value.

Foreign Currency Exchange Rate Risk

We are exposed to market risks from changes in currency exchange rates. While we primarily transact with customers and suppliers in the U.S. dollar, we also transact in foreign currencies, primarily including the British Pound, Mexican Peso, Indian Rupee, Euro, Canadian Dollar, and Czech Koruna. These exposures may impact total assets, liabilities, future earnings and/or operating cash flows. Our exposure to market risk for changes in foreign currency exchange rates emerges from transactions arising from international trade, foreign currency denominated monetary assets and liabilities, and international financing activities between subsidiaries. We rely primarily on natural offsets to address our exposures and may supplement this approach from time to time by entering into forward and option hedging contracts. As of June 28, 2025, we have no outstanding foreign currency hedging arrangements.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 28, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings.

Refer to Note 16. Commitments and Contingencies to Unaudited Consolidated Financial Statements of this Quarterly Report for a discussion on legal proceedings.

Item 1A. Risk Factors.

We face a variety of risks that are inherent in our business and our industry, including operational, legal and regulatory risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations and historical trends. There have been no material changes to the risk factors described in our 2024 Annual Report on Form 10-K, except as reflected in the revised risk factors below.

As Previously Disclosed in our Form 10-Q for the period ended March 29, 2025

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

In addition, the U.S. federal government, as well as other governments including the United Kingdom and European Union, have imposed certain restrictions on the licensing, use and import, and export of certain surveillance, networking, telecommunications, and other equipment manufactured by certain of our suppliers based in China for our ADI Global Distribution segment, which may require us to find additional sources of end-user products and result in higher costs. We have in the past had inquiries from the U.S. federal government regarding these sales of certain Chinese made products in the U.S., which inquiries could impact our business reputation. We cannot predict the extent to which the U.S. or other countries will impose new or additional quotas, duties, tariffs, taxes, or other similar restrictions upon the import or export of our products in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The continuing adoption or expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could have a material adverse effect on our business, operating results, and financial condition.

New Risk Factors

We cannot provide any assurances that we will be successful in completing the termination of the Indemnification Agreement.

On July 30, 2025, we entered into the Termination Agreement. Subject to the terms and conditions of the Termination Agreement, we will make a cash payment of $1,590 million to Honeywell, which is expected to occur in the third quarter of 2025. Upon this payment, the Indemnification Agreement will be fully terminated, we will no longer be required to make any further payments to Honeywell under the Indemnification Agreement, and the associated affirmative and negative covenants will no longer apply. To fulfill our obligation, we intend to use the proceeds from newly raised debt financing as contemplated by the Debt Commitment Letter, together with cash on hand. To the extent that we are not able to raise the necessary financing by August 29, 2025, Honeywell may cancel the Termination Agreement and reinstate the Indemnification Agreement. In the event we do not raise the necessary financing by October 30, 2025, we also have the right to cancel the Termination Agreement and reinstate the Indemnification Agreement. Upon termination by either party, we will owe Honeywell $100 million in liquidated damages. While we have entered into the Debt Commitment Letter, there can be no assurance that we will be able to raise the necessary financing to enable us to fund the termination payment within the time period permitted by the Termination Agreement.

Even if we are able to complete the termination of the Indemnification Agreement, we expect to incur a significant amount of debt to finance the termination payment, which will significantly increase our total debt outstanding and potentially exacerbate the risks relating to having significant debt outstanding as disclosed in the “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. For example, “The terms of our debt documents may impose restrictions on our business and our operations require substantial capital and we may not be able to obtain additional capital that we need in the future on favorable terms or at all.”

We cannot provide any assurances that we will be successful in completing the proposed spin-off of ADI Global Distribution.

We cannot predict the outcome of the process we have begun to pursue a tax-free spin-off of ADI Global Distribution. We cannot provide any assurances regarding the timeframe for completing the ADI Spin-Off, the allocation of assets and liabilities between Resideo and ADI Global Distribution, that the other conditions of the ADI Spin-Off will be met, or that the ADI Spin-Off will be completed at all. Furthermore, the ADI Spin-Off may present financial and operational risks, including (1) the diversion of management attention from existing core businesses, (2) adverse effects (the loss of existing clients and the difficulties associated with securing new clients) from the announcement of the planned or potential activity, and (3) the challenges associated with separating personnel and financial and other systems.

A spin-off of ADI Global Distribution could adversely affect our earnings and cash flows.

ADI Global Distribution contributed 65% of our revenue and 34% of our operating income during the six months ended June 28, 2025 as well as a significant portion of our cash flows. We have begun to pursue a tax-free spin-off of ADI Global Distribution. Although there can be no assurance that this process will result in a consummated transaction, any separation of all or a portion of ADI Global Distribution’s business could adversely affect our earnings and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the three months ended June 28, 2025, we did not make any common share repurchases. As of June 28, 2025, we had approximately $108 million of authorized repurchases remaining under the Share Repurchase Program.

Item 5. Other Information.

Amendment to Officer Severance Plan

On July 31, 2025, the Compensation and Human Capital Management Committee of the Board of Directors (the “Committee”) approved an amendment to the Resideo Technologies, Inc. Severance Plan for Designated Officers (the “Officer Severance Plan”) that provides enhanced severance benefits to any participant in the Officer Severance Plan who is subject to a covered termination of employment that occurs within the eighteen month period following a divestiture or similar transaction involving the ADI Global Distribution Business or the Products & Solutions Business that does not constitute a “change in control” under the Officer Severance Plan and which transaction occurs prior to December 31, 2027. Participation in the Officer Severance Plan remains limited to the Company’s Chief Executive Officer and reporting officers of the Company under Section 16 of the Exchange Act.

In addition to the benefits that are determined to be payable under Section 5(a) of the Officer Severance Plan, a participant in the Officer Severance Plan, as amended, will be entitled to, in connection with such covered termination that occurs during the relevant period discussed above, with respect to awards under the Company’s Amended and Restated 2018 Stock Incentive Plan that are held by such participant as of the date of such participant’s covered termination, (i) the full accelerated vesting of any then-unvested award that is subject only to time-based vesting conditions and (ii) the full accelerated vesting of any award subject to performance-based vesting conditions based on target performance.

In addition, the Officer Severance Plan was amended to provide that, upon a participant’s covered termination that is not in connection with a “change in control,” such participant is eligible for a prorated cash bonus based upon actual achievement of the performance objectives for the performance year in which the covered termination occurs. Such prorated bonus will be paid to applicable participants at the same time annual bonuses are paid to the Company’s officers in accordance with the Company’s normal practices.

As described more fully in the Officer Severance Plan, in order to receive the foregoing benefits, a participant in the Officer Severance Plan must execute a separation agreement and general release of claims in our favor and affirm his or her continuing obligations towards us, including his or her ongoing restrictive covenants.

In addition, the Officer Severance Plan reflects certain additional changes to conform to best practices, although such changes do not impact the severance benefits to be provided and do not provide for a gross-up of severance benefits in the event that excise taxes under Section 280G of the Code are imposed on the severance benefits.

The foregoing description of the Officer Severance Plan does not purport to be complete and is qualified in its entirety by reference to the complete text of the Plan, a copy of which is filed herewith as Exhibit 10.2 and incorporated herein by reference.

Amendment to Jay Geldmacher Stock Option Agreement

On July 31, 2025, the Committee approved an amendment to Jay Geldmacher’s stock option agreement dated May 28, 2020 to extend the period for Mr. Geldmacher to exercise his vested stock options following his previously-announced retirement to one year following his termination of service pursuant to his transition letter agreement dated November 6, 2024, a copy of which is filed herewith as Exhibit 10.3 and incorporated herein by reference.

Approval of Pro-Rated Incentive Payout for Dana Huth

The Company previously disclosed that in order to provide further focus and alignment to the Company’s Products & Solutions segment, Dana Huth transitioned to a new, non-executive officer position of Senior Vice President, Chief Revenue Officer, Products & Solutions, effective August 9, 2024. On August 4, 2025, Mr. Huth’s employment was involuntarily terminated without cause under circumstances that entitle him to severance benefits as previously described. In addition, in recognition of his service and efforts to facilitate a smooth transition of leadership through his employment in 2025, on July 31, 2025, the Committee approved payment to Mr. Huth of a payout of his annual incentive opportunity, based on actual results for 2025, pro-rated for his period of employment in 2025.

Rule 10b5-1 Trading Arrangements

During the three months ended June 28, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The Exhibits listed below on the Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1
Termination Agreement, dated as of July 30, 2025, by and among Honeywell International Inc., Resideo Technologies, Inc., Resideo Intermediate Holding Inc. and the guarantors party thereto and identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 30, 2025, File No. 001-38635)

10.2	Resideo Technologies, Inc. Severance Plan For Designated Officers as amended on July 31, 2025 ‡ (filed herewith)

10.3	Amendment to Stock Option Agreement with Jay Geldmacher dated July 31, 2025 ‡ (filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	Inline XBRL Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

‡ Indicates management contracts or compensatory plans or arrangements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Resideo Technologies, Inc.

Date: August 5, 2025	By:	/s/ Michael Carlet
Michael Carlet Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 5, 2025	By:	/s/ Jeffrey Kutz
Jeffrey Kutz Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)