Form 10-Q
period 2025-09-27
RESIDEO TECHNOLOGIES, INC.
filed 2025-11-05
CIK 1740332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of October 24, 2025 was 149,714,944 shares.

Part I. Financial Information
Item 1. Financial Statements.
Resideo Technologies, Inc.
Consolidated Balance Sheets
(Unaudited)

(in millions, except par value)	September 27, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$345	$692
Accounts receivable, net	1,147	1,023
Inventories, net	1,328	1,237
Other current assets	252	220
Total current assets	3,072	3,172

Property, plant and equipment, net	433	410
Goodwill	3,122	3,072
Intangible assets, net	1,113	1,176
Other assets	448	369
Total assets	$8,188	$8,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,037	$1,073
Accrued liabilities	595	717
Total current liabilities	1,632	1,790

Long-term debt	3,169	1,983
Non-current obligations payable under the Indemnification Agreement	—	583
Other liabilities	616	534
Total liabilities	5,417	4,890

COMMITMENTS AND CONTINGENCIES (Note 16)

Stockholders’ equity
Preferred stock, $0.001 par value: 100 shares authorized, 0.5 shares issued and outstanding at September 27, 2025 and December 31, 2024	482	482
Common stock, $0.001 par value: 700 shares authorized, 157 and 150 shares issued and outstanding at September 27, 2025, respectively, and 154 and 147 shares issued and outstanding at December 31, 2024, respectively	—	—
Additional paid-in capital	2,375	2,315
Retained earnings	218	907
Accumulated other comprehensive loss, net	(168)	(284)
Treasury stock at cost	(136)	(111)
Total stockholders’ equity	2,771	3,309
Total liabilities and stockholders’ equity	$8,188	$8,199
Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net revenue	$1,864	$1,828	$5,577	$4,903
Cost of goods sold	1,308	1,304	3,941	3,532
Gross profit	556	524	1,636	1,371
Operating expenses:
Research and development expenses	44	23	120	69
Selling, general and administrative expenses	324	317	949	828
Intangible asset amortization	31	29	91	51
Restructuring, impairment and extinguishment costs	3	29	9	47
Total operating expenses	402	398	1,169	995
Income from operations	154	126	467	376
Indemnification Agreement expense	—	45	972	135
Other expenses, net	7	10	22	10
Interest expense, net	37	27	86	55
Net income (loss) before taxes	110	44	(613)	176
Provision (benefit) for income taxes	(46)	24	50	83
Net income (loss)	156	20	(663)	93
Less: preferred stock dividends	9	8	26	10
Less: undistributed income allocated to preferred stockholders	16	1	—	4
Net income (loss) available to common stockholders	$131	$11	$(689)	$79

Earnings (loss) per common share:
Basic	$0.88	$0.07	$(4.62)	$0.54
Diluted	$0.85	$0.07	$(4.62)	$0.53

Weighted average common shares outstanding:
Basic	149	147	149	146
Diluted	154	149	149	149
Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Comprehensive income (loss):
Net income (loss)	$156	$20	$(663)	$93
Other comprehensive (loss) income, net of tax:
Foreign exchange translation (loss) gain	(7)	47	122	4
Changes in fair value of effective cash flow hedges	—	(12)	(6)	(17)
Total other comprehensive (loss) income, net of tax	(7)	35	116	(13)
Comprehensive income (loss)	$149	$55	$(547)	$80
Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(in millions)	September 27, 2025	September 28, 2024
Cash Flows From Operating Activities:
Net (loss) income	$(663)	$93
Adjustments to reconcile net (loss) income to net cash in operating activities:
Depreciation and amortization	145	98
Restructuring, impairment and extinguishment costs	9	47
Stock-based compensation expense	43	44
Other, net	(1)	5
Changes in assets and liabilities, net of acquired companies:
Accounts receivable, net	(101)	(79)
Inventories, net	(67)	(13)
Other current assets	(35)	15
Accounts payable	(58)	62
Accrued liabilities	3	(65)
Obligations payable under the Indemnification Agreement	(723)	30
Other, net	12	4
Net cash (used in) provided by operating activities	(1,436)	241
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	—	(1,334)
Capital expenditures	(79)	(58)
Other investing activities, net	—	6
Net cash used in investing activities	(79)	(1,386)
Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt, net	1,198	1,176
Proceeds from issuance of preferred stock, net of issuance costs	—	482
Repayments of long-term debt	(3)	(602)
Acquisition of treasury shares to cover stock award tax withholding	(23)	(14)
Preferred stock dividend payments	(26)	(3)
Other financing activities, net	13	4
Net cash provided by financing activities	1,159	1,043
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	9	(3)
Net decrease in cash, cash equivalents and restricted cash	(347)	(105)
Cash, cash equivalents and restricted cash at beginning of period	693	637
Cash, cash equivalents and restricted cash at end of period	$346	$532
Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
Fiscal Quarters

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except shares in thousands)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings		Shares	Amount	Total Stockholders’ Equity
Balance at June 29, 2025	500	$482	148,638	$—	$2,349	$71	$(161)	7,180	$(127)	$2,614
Net income	—	—	—	—	—	156	—	—	—	156
Other comprehensive loss, net of tax	—	—	—	—	—	—	(7)	—	—	(7)
Common stock issuance, net of shares withheld for taxes	—	—	998	—	12	—	—	330	(9)	3
Stock-based compensation expense	—	—	—	—	14	—	—	—	—	14
Preferred stock dividend	—	—	—	—	—	(9)	—	—	—	(9)
Balance at September 27, 2025	500	$482	149,636	$—	$2,375	$218	$(168)	7,510	$(136)	$2,771

Balance at June 30, 2024	500	$482	146,269	$—	$2,276	$881	$(242)	6,033	$(103)	$3,294
Net income	—	—	—	—	—	20	—	—	—	20
Other comprehensive income, net of tax	—	—	—	—	—	—	35	—	—	35
Common stock issuance, net of shares withheld for taxes	—	—	650	—	1	—	—	282	(5)	(4)
Stock-based compensation expense	—	—	—	—	17	—	—	—	—	17
Preferred stock dividend	—	—	—	—	—	(8)	—	—	—	(8)
Balance at September 28, 2024	500	$482	146,919	$—	$2,294	$893	$(207)	6,315	$(108)	$3,354
Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Fiscal Year to Date Periods

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
(in millions, except shares in thousands)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings		Shares	Amount	Total Stockholders’ Equity
Balance at January 1, 2025	500	$482	147,230	$—	$2,315	$907	$(284)	6,436	$(111)	$3,309
Net loss	—	—	—	—	—	(663)	—	—	—	(663)
Other comprehensive income, net of tax	—	—	—	—	—	—	116	—	—	116
Common stock issuance, net of shares withheld for taxes	—	—	2,406	—	14	—	—	1,074	(25)	(11)
Stock-based compensation expense	—	—	—	—	46	—	—	—	—	46
Preferred stock dividend	—	—	—	—	—	(26)	—	—	—	(26)
Balance at September 27, 2025	500	$482	149,636	$—	$2,375	$218	$(168)	7,510	$(136)	$2,771

Balance at January 1, 2024	—	$—	145,389	$—	$2,226	$810	$(194)	5,536	$(93)	$2,749
Net income	—	—	—	—	—	93	—	—	—	93
Other comprehensive loss, net of tax	—	—	—	—	—	—	(13)	—	—	(13)
Preferred stock issuance, net of issuance costs	500	482	—	—	—	—	—	—	—	482
Common stock issuance, net of shares withheld for taxes	—	—	1,605	—	5	—	—	704	(14)	(9)
Stock-based compensation awards issued for acquisition of Snap One	—	—	—	—	17	—	—	—	—	17
Stock-based compensation expense	—	—	—	—	46	—	—	—	—	46
Preferred stock dividend	—	—	—	—	—	(10)	—	—	—	(10)
Common stock repurchases	—	—	(75)	—	—	—	—	75	(1)	(1)
Balance at September 28, 2024	500	$482	146,919	$—	$2,294	$893	$(207)	6,315	$(108)	$3,354
Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Nature of Operations and Basis of Presentation

Nature of Operations

Resideo Technologies, Inc. (“Resideo”, the “Company”, “we”, “us”, or “our”) is a global manufacturer, developer, and distributor of technology-driven sensing and controls products and solutions that help homeowners and businesses stay connected and in control of their comfort, security, energy use, and smart living. We are a leading player in key product markets including home heating, ventilation, and air conditioning controls; smoke and carbon monoxide detection home safety and fire suppression products; and security. Our global footprint serves residential and commercial end-markets. Our solutions and services can be found in over 150 million residential and commercial spaces globally, with tens of millions of new devices sold annually.

Basis of Consolidation and Reporting

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the Unaudited Consolidated Financial Statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the Unaudited Consolidated Financial Statements included herein contain all adjustments, which consist of normal recurring adjustments, necessary to fairly present our financial position, results of operations, and cash flows for the periods indicated. For the purpose of comparability, certain prior period amounts have been reclassified to conform to current period classification.

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

Announced Future Spin-Off of ADI Global Distribution Segment

On July 30, 2025, we announced our intention to separate the ADI Global Distribution segment through a tax-free spin-off to our shareholders (the “ADI Spin-Off”). Following the completion of the announced future ADI Spin-Off, the Products and Solutions segment would continue to operate as Resideo and ADI Global Distribution would become an independent public company. Refer to Note 4. Segment Financial Data for additional details regarding our segments.

Note 2. Summary of Significant Accounting Policies

Our significant accounting policies are detailed in Note 2. Summary of Significant Accounting Policies of the 2024 Annual Report on Form 10-K. There have been no significant changes to these policies that have had a material impact on the Unaudited Consolidated Financial Statements and the accompanying disclosure notes for the nine months ended September 27, 2025.

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

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
effective for annual reporting years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. We are currently assessing the impact of adoption to our Consolidated Financial Statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 is effective for our fiscal year ending December 31, 2025. The amendments may be applied prospectively or retrospectively. Other than the new disclosure requirements, the adoption of this guidance will not impact our Consolidated Financial Statements.

Note 3. Acquisitions

On June 14, 2024, we acquired 100% of the issued and outstanding equity of Snap One Holdings Corp. (“Snap One”), a leading provider of smart-living products, services, and software to professional integrators, for an aggregate purchase price of $1.4 billion.

During the first quarter of 2025, measurement period adjustments were made to income tax assets and liabilities within the one-year measurement period. As a result, goodwill related to the acquisition decreased by $9 million, reflecting a net decrease in income tax liabilities. We completed accounting for the acquisition of Snap One in June 2025, and the following table presents the final fair values of assets acquired and liabilities assumed as of the date of acquisition.

(in millions)
Assets acquired:
Cash and cash equivalents	$47
Accounts receivable	49
Inventories	240
Other current assets	26
Property, plant and equipment	63
Goodwill (1)	396
Intangible assets	770
Other assets	69
Total assets acquired	1,660
Liabilities assumed:
Accounts payable	48
Accrued liabilities	69
Other liabilities (2)	138
Total liabilities assumed	255
Net assets acquired	$1,405
(1) Of the $396 million of goodwill from the acquisition, $90 million is being amortized for tax purposes and is expected to be deductible over time. Goodwill is comprised of expected synergies for the combined operations and the assembled workforce acquired in the acquisition.
(2) Includes $68 million of deferred tax liabilities.

Unaudited Pro Forma Financial Information

On a pro forma basis, Resideo’s net revenue for the three and nine months ended September 28, 2024, would have been $1,828 million and $5,364 million, respectively. Snap One’s contribution to unaudited pro forma operating income is not materially different on a pro forma basis than the amounts reported for both periods. The pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred on January 1, 2023, nor are they indicative of future results of operations.

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

Products and Solutions—Our Products and Solutions segment is a leading building products manufacturer focused on residential controls and sensing solutions. Our products and solutions for comfort, energy management, safety, and security benefit from trusted, well-established branded offerings such as Braukmann, BRK, First Alert, Honeywell Home, Resideo, and others. Our offerings include temperature and humidity control, water and air solutions, smoke and carbon monoxide detection home safety products, residential and small business security products, video cameras, other home-related lifestyle convenience solutions, cloud infrastructure, installation and maintenance tools, and related software. We also sell components to manufacturers of water heaters, heat pumps, and boilers.

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

Corporate—Corporate expenses include costs related to the corporate functions such as the executive function, legal, accounting, tax, treasury, corporate development, human resources, investor relations, and information technology. Additionally, unallocated amounts for restructuring, impairment and extinguishment costs and non-operating items such as Indemnification Agreement expense, interest income (expense), other income (expense), and provision for income taxes are reported within Corporate.

Segment results of operations for Products and Solutions, including significant segment expenses that are regularly reviewed by the CODM, are included in the table below:

	Three Months Ended		Nine Months Ended
(in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net revenue	$661	$645	$1,976	$1,895
Cost of goods sold	377	373	1,137	1,118
Research and development expenses	33	23	92	69
Selling, general and administrative expenses	104	107	309	307
Intangible asset amortization	7	6	19	18
Restructuring and impairment costs	—	8	1	13
Segment income from operations	$140	$128	$418	$370

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Segment results of operations for ADI Global Distribution, including significant segment expenses that are regularly reviewed by the CODM, are included in the table below:

	Three Months Ended		Nine Months Ended
(in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net revenue	$1,203	$1,183	$3,601	$3,008
Cost of goods sold	931	931	2,804	2,414
Research and development expenses	11	—	28	—
Selling, general and administrative expenses	181	177	533	397
Intangible asset amortization	24	22	70	31
Restructuring and impairment costs	—	17	5	19
Segment income from operations	$56	$36	$161	$147

The following table provides a reconciliation of segment income from operations to consolidated income (loss) before taxes:

	Three Months Ended		Nine Months Ended
(in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Segment income from operations
Products and Solutions	$140	$128	$418	$370
ADI Global Distribution	56	36	161	147
Total segment income from operations	196	164	579	517
Unallocated amounts:
Selling, general and administrative expenses	39	33	107	124
Restructuring, impairment and extinguishment costs	3	4	3	15
Indemnification Agreement expense	—	45	972	135
Other expenses, net	7	10	22	10
Interest expense, net	37	27	86	55
Other corporate items	—	1	2	2
Net income (loss) before taxes	$110	$44	$(613)	$176

The following table provides detail on capital expenditures which are regularly reviewed by the CODM:

	Three Months Ended		Nine Months Ended
(in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Capital expenditures
Products and Solutions	$12	$13	$42	$40
ADI Global Distribution	16	9	37	18
Total capital expenditures	$28	$22	$79	$58

Capital expenditures in accounts payable were $22 million for the nine months ended September 27, 2025 and $16 million for the nine months ended September 28, 2024.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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

The following table presents revenue by business line and geographic location, as we believe this presentation best depicts how the nature, amount, timing, and uncertainty of net revenue and cash flows are affected by economic factors:

	Three Months Ended		Nine Months Ended
(in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Products and Solutions
Safety and Security	$244	$219	$706	$659
Air	199	229	630	634
Energy	140	122	410	374
Water	78	75	230	228
Total Products and Solutions	661	645	1,976	1,895

ADI Global Distribution
Americas (1)	1,048	1,046	3,167	2,632
International (2)	155	137	434	376
Total ADI Global Distribution	1,203	1,183	3,601	3,008

Total net revenue	$1,864	$1,828	$5,577	$4,903
(1)Americas represents North, Central, and South America.
(2)International represents all geographies that are not included in Americas.

Note 6. Restructuring

We took restructuring actions, including capturing synergies from our acquisition of Snap One, to align our cost structure based on our strategic objectives and our outlook of market conditions. The intent of these actions is to improve our operating efficiency and position us for long-term growth. We expect to fully execute on our restructuring programs over the next 12 to 27 months, and the estimated cost of these actions is approximately $20 million. We may incur additional restructuring expenses associated with these plans or new plans in the future.

The following table summarizes information concerning recorded obligations for our restructuring programs included within accrued liabilities on the Unaudited Consolidated Balance Sheets. Amounts associated with impairment and extinguishment costs are not included in the table below because those amounts are charged directly against the relevant assets and debt, respectively.

	Nine Months Ended	Twelve Months Ended
(in millions)	September 27, 2025	December 31, 2024
Beginning of period	$31	$30
Charges	8	41
Usage (1)	(19)	(40)
End of period	$20	$31
(1) Usage primarily relates to cash payments and shares issued associated with employee termination costs.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 7. Stockholders’ Equity

Share Repurchase Program

On August 3, 2023, we announced that our Board of Directors authorized a share repurchase program for the repurchase of up to $150 million of our common stock over an unlimited time period (the “Share Repurchase Program”). During the three and nine months ended September 27, 2025, there were no common share repurchases. During the three and nine months ended September 28, 2024, we repurchased no and 0.1 million shares of common stock, respectively, in the open market at a total cost of $1 million. Common stock repurchases are recorded at cost and presented as a reduction to stockholders’ equity. As of September 27, 2025, we had approximately $108 million of authorized repurchases remaining under the Share Repurchase Program.

Preferred Stock

On June 14, 2024, in connection with our acquisition of Snap One, we issued 500,000 shares of Series A Cumulative Convertible Participating Preferred Stock (“Preferred Stock”) to CD&R Channel Holdings, L.P. (the “CD&R Stockholder”) for an aggregate purchase price of $500 million pursuant to an investment agreement dated April 15, 2024. Refer to Note 20. Stockholders’ Equity in our 2024 Annual Report on Form 10-K for further discussion.

Note 8. Stock-Based Compensation Plans

The following table summarizes awards granted during the relevant periods:

	Nine Months Ended September 27, 2025		Nine Months Ended September 28, 2024
(in thousands except for per share amounts)	Number of Stock Units Granted	Weighted average grant date fair value per share	Number of Stock Units Granted (1)	Weighted average grant date fair value per share
Performance Stock Units (“PSUs”) (2)	237	$25.56	586	$27.94
Restricted Stock Units (“RSUs”)	2,263	$22.24	4,556	$19.59
(1) Includes 2 million RSUs granted as part of the Snap One acquisition for a fair value of $43 million, of which $17 million was included in purchase consideration.
(2) Includes PSUs at target payout. Final common shares issued may be different based upon the actual achievement versus the performance measure target.

For the three and nine months ended September 27, 2025, stock-based compensation expense, net of tax was $13 million and $45 million, respectively. For the three and nine months ended September 28, 2024, stock-based compensation expense, net of tax was $15 million and $44 million, respectively. Stock-based compensation expense is included in either selling, general and administrative expenses or restructuring, impairment and extinguishment costs in the Unaudited Consolidated Statements of Operations based on the nature of the expense.

Note 9. Inventories, net

The following table summarizes the details of our inventories, net:

(in millions)	September 27, 2025	December 31, 2024
Raw materials	$162	$171
Work in process	17	14
Finished products	1,149	1,052
Total inventories, net	$1,328	$1,237

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 10. Goodwill and Intangible Assets, net

Our goodwill balance and changes in carrying value by segment were as follows:

(in millions)	Products and Solutions	ADI Global Distribution	Total
Balance as of January 1, 2025	$2,015	$1,057	$3,072
Adjustments (1)	—	(9)	(9)
Impact of foreign currency translation	45	14	59
Balance as of September 27, 2025	$2,060	$1,062	$3,122
(1) Related to the measurement period adjustments associated with the Snap One acquisition. Refer to Note 3. Acquisitions for further discussion.

The following table summarizes the net carrying amount of intangible assets:

(in millions)	September 27, 2025	December 31, 2024
Intangible assets subject to amortization	$933	$996
Indefinite-lived intangible assets	180	180
Total intangible assets	$1,113	$1,176

Intangible assets subject to amortization consisted of the following:

	September 27, 2025			December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$915	$(239)	$676	$901	$(177)	$724
Patents and technology	173	(60)	113	170	(41)	129
Software	247	(164)	83	222	(145)	77
Trademarks	79	(18)	61	78	(12)	66
Intangible assets subject to amortization	$1,414	$(481)	$933	$1,371	$(375)	$996

Intangible assets amortization expense was $31 million and $91 million for the three and nine months ended September 27, 2025, respectively, and $29 million and $51 million for the three and nine months ended September 28, 2024, respectively.

Note 11. Leases

Total operating lease costs are as follows:

	Three Months Ended		Nine Months Ended
(in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Operating lease costs:
Selling, general and administrative expenses	$21	$20	$60	$49
Cost of goods sold	4	4	14	12
Total operating lease costs (1)	$25	$24	$74	$61
(1) Includes variable lease costs of $4 million and $13 million for the three and nine months ended September 27, 2025, respectively, and $5 million and $12 million for the three and nine months ended September 28, 2024, respectively.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the carrying amounts of our operating lease assets and liabilities:

(in millions)	Financial Statement Line Item	September 27, 2025	December 31, 2024
Operating lease assets	Other assets	$331	$248
Operating lease liabilities - current	Accrued liabilities	$55	$51
Operating lease liabilities - non-current	Other liabilities	$295	$212

Supplemental cash flow information related to operating leases follows:

	Nine Months Ended
(in millions)	September 27, 2025	September 28, 2024
Cash paid for operating lease liabilities	$37	$29
Non-cash activities: operating lease assets obtained in exchange for new operating lease liabilities	$117	$11

As of September 27, 2025, we entered into multiple lease agreements primarily for distribution centers and branches that were not recognized on our Unaudited Consolidated Balance Sheets, as we had not yet taken control of these leased sites. Upon commencement, we will recognize the related right-of-use assets and lease liabilities. The total undiscounted future lease payments for these leases was $18 million.

Note 12. Long-Term Debt

Long-term debt is comprised of the following:

(in millions)	September 27, 2025	December 31, 2024
4.000% Senior Notes due 2029	$300	$300
6.500% Senior Notes due 2032	600	600
Variable rate A&R Term B Facility	2,337	1,115
Gross debt	3,237	2,015
Less: current portion of long-term debt (1)	(20)	(6)
Less: unamortized deferred financing costs	(48)	(26)
Total long-term debt	$3,169	$1,983
(1) Included within accrued liabilities on the Unaudited Consolidated Balance Sheets.

Aggregate required principal payments on long-term debt outstanding at September 27, 2025, follows:

(in millions)	Total
2025 remaining	$6
2026	18
2027	18
2028	536
2029	318
2030	18
Thereafter	2,323
Total	$3,237

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

A&R Credit Agreement

In 2021, we entered into a credit agreement with JPMorgan Chase Bank N.A. as administrative agent which was most recently amended on August 13, 2025 (as amended, the “A&R Credit Agreement”). As part of the August 2025 amendment, we issued $1,225 million of incremental term loans which mature in August 2032. Net proceeds of $1,198 million were primarily used to fund the termination of the Indemnification Agreement. A 1.00% prepayment premium is payable in connection with certain repricing transactions if executed within six months of the closing date. Refer to Note 16. Commitments and Contingencies for further discussion.

In addition to the $1,225 million of incremental term loans, the A&R Credit Agreement includes $518 million of term loans maturing in February 2028 and $594 million of term loans maturing in June 2031 (together, the “A&R Term B Facility”). As a result of the August 2025 amendment, the A&R Term B Facility bears interest at a rate per annum based on the term Secured Overnight Financing Rate (“Term SOFR”) plus an interest rate margin of 2.00% per annum. As of September 27, 2025 and December 31, 2024, the weighted average interest rate on the A&R Term B Facility, excluding the impact of the interest rate swaps, was 6.35% and 6.13%, respectively.

The A&R Credit Agreement also includes a senior secured revolving credit agreement (the “A&R Revolving Credit Facility”) with an aggregate capacity of $500 million and a five-year term ending in June 2029. There were no outstanding borrowings and no letters of credit issued under the A&R Revolving Credit Facility.

The A&R Credit Agreement includes customary affirmative and negative covenants and reporting requirements, including limitations on indebtedness, liens, investments, and other restricted transactions. As of September 27, 2025, we are in compliance with all covenants.

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

Note 13. Derivative Financial Instruments

In March 2021, we entered into eight interest rate swap agreements (“Swap Agreements”), each with a notional value of $70 million, for a combined notional value of $560 million. The Swap Agreements were entered into to reduce the consolidated interest rate risk associated with variable rate long-term debt and designated as cash flow hedges. Two of the Swap Agreements matured in February 2025, two matured in May 2025, two are scheduled to mature in February 2026, and two are scheduled to mature in February 2027. As of September 27, 2025 and December 31, 2024, the Swap Agreements had a combined notional value of $280 million and $560 million, respectively. The remaining Swap Agreements effectively convert a portion of our variable interest rate obligations to a rate based on Term SOFR with a minimum rate of 0.39% per annum to a base fixed weighted average rate of 1.57% over the remaining terms.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

In 2024, we assumed an interest rate cap which has a current notional value of $343 million and a strike rate of 4.79% (the “Interest Rate Cap”), which effectively caps SOFR on the notional amount at that rate. The Interest Rate Cap is designated as a cash flow hedge on our variable interest rate obligations. We are required to pay a premium of $7 million at the maturity date of December 31, 2025.

The Swap Agreements and Interest Rate Cap (referred to collectively as “interest rate derivatives”) are adjusted to fair value on a quarterly basis. The following tables summarize the fair value and presentation of derivative instruments on the Unaudited Consolidated Balance Sheets as well as the changes in fair value recorded in accumulated other comprehensive loss:

	Fair Value of Derivative Assets
(in millions)	Financial Statement Line Item	September 27, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Interest rate derivatives	Other current assets	$3	$10
Interest rate derivatives	Other assets	1	3
Total derivative assets designated as hedging instruments		$4	$13

	Fair Value of Derivative Liabilities
(in millions)	Financial Statement Line Item	September 27, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Interest rate derivatives	Accrued liabilities	$7	$6

Unrealized gain	Accumulated other comprehensive loss	$2	$8

The following table summarizes the effect of derivative instruments designated as cash flow hedges on other comprehensive income (loss) and the Unaudited Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
(in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Gains recorded in accumulated other comprehensive loss, beginning of period	$2	$20	$8	$25
Current period losses recognized in/reclassified from other comprehensive income	(1)	(12)	(8)	(15)
Gains reclassified from accumulated other comprehensive loss to net income/loss	1	—	2	(2)
Gains recorded in accumulated other comprehensive loss, end of period	$2	$8	$2	$8

Unrealized gains expected to be reclassified from accumulated other comprehensive loss in the next 12 months are estimated to be $2 million as of September 27, 2025.

Refer to Note 12. Derivative Financial Instruments in our 2024 Annual Report on Form 10-K for further discussion.

Note 14. Fair Value

The estimated fair value of our financial instruments held, and when applicable, issued to finance our operations, is summarized below. Certain estimates and judgments are required to develop fair value amounts. The fair value amounts shown below are not necessarily indicative of the amounts that we would realize upon disposition, nor do they indicate our

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
intent or ability to dispose of the financial instrument. There were no material changes in the methodologies used in our valuation practices as of September 27, 2025.

The fair values of long-term debt instruments were determined using quoted market prices in inactive markets or discounted cash flows based on current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy.

The following table provides a summary of the carrying amount and fair value of outstanding debt:

	September 27, 2025		December 31, 2024
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt
4.000% Senior Notes due 2029	$300	$287	$300	$272
6.500% Senior Notes due 2032	600	615	600	602
Variable rate A&R Term B Facility	2,337	2,342	1,115	1,119
Total debt	$3,237	$3,244	$2,015	$1,993

Refer to Note 12. Long-Term Debt for further discussion.

Foreign Currency Risk Management—We conduct business on a multinational basis in a wide variety of foreign currencies and are exposed to market risks from changes in currency exchange rates. These exposures may impact future earnings and/or operating cash flows. The exposure to market risks for changes in foreign currency exchange rates arises from international trade transactions, foreign currency denominated monetary assets and liabilities, and international financing activities between subsidiaries. We rely on natural offsets to mitigate these market risk exposures. As of September 27, 2025 and December 31, 2024, we had no foreign currency forward or option hedging contracts.

Interest Rate Risk—We have exposure to movements in interest rates associated with cash and borrowings. We may enter into various interest rate protection agreements in order to limit the impact of movements in interest rates.

The following table provides a summary of the carrying amount and fair value of our interest rate derivatives:

	September 27, 2025		December 31, 2024
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Interest rate derivatives	$4	$4	$13	$13
Liabilities:
Interest rate derivatives	$7	$7	$6	$6

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

The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 15. Accrued Liabilities

Accrued liabilities consist of the following:

(in millions)	September 27, 2025	December 31, 2024
Compensation, benefit and other employee-related	$141	$131
Customer rebate reserve	112	112
Current operating lease liability	55	51
Current obligations payable under the Indemnification Agreement	—	140
Other (1)	287	283
Total accrued liabilities	$595	$717
(1) Other includes accruals for deferred revenue, freight payable, taxes payable, product warranties, restructuring, interest, legal and professional reserves, advertising, current portion of long-term debt, royalties, and other miscellaneous items.

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

Environmental expenses for sites owned and operated by us are presented within cost of goods sold for operating sites. For the three and nine months ended September 27, 2025 and September 28, 2024, environmental expenses related to these operating sites were not material. Liabilities for environmental costs were $22 million at September 27, 2025 and December 31, 2024.

Obligations Payable Under the Indemnification Agreement and Tax Matters Agreement

Indemnification Agreement

We separated from Honeywell International Inc. (“Honeywell”) on October 29, 2018, becoming an independent publicly traded company as a result of a pro rata distribution of our common stock to shareholders of Honeywell (the “Honeywell Spin-Off” formerly defined as the “Spin-Off”). In connection with the Honeywell Spin-Off, we entered into an indemnification and reimbursement agreement, pursuant to which we had an obligation to make cash payments associated with Honeywell’s environmental liabilities which were capped at $140 million annually (the “Indemnification Agreement”, formerly defined as the “Reimbursement Agreement”). Pursuant to its terms, the Indemnification Agreement extended until the earlier of (1) December 31, 2043; or (2) December 31 of the third consecutive anniversary where the annual reimbursement obligation (including accrued amounts) had been less than $25 million. Refer to Note 15. Commitments and Contingencies in our 2024 Annual Report on Form 10-K for further discussion.

On July 30, 2025, we entered into a definitive agreement with Honeywell to terminate the Indemnification Agreement (the “Termination Agreement”). We paid our regularly scheduled payment of $35 million in July 2025, and subject to the terms and conditions of the Termination Agreement, we made a pre-tax, one-time cash payment of $1,590 million to Honeywell in August 2025 (the “Closing”). Proceeds from the incremental term loans issued under the A&R Credit Agreement in August 2025, together with a portion of our cash on hand, were utilized to fund the payment required under the Termination Agreement. Refer to Note 12. Long-Term Debt for further discussion. Upon the Closing, the Indemnification Agreement terminated. As a result, we are no longer required to make any further payments to Honeywell under the Indemnification Agreement, and the associated affirmative and negative covenants no longer apply.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Tax Matters Agreement

In connection with the Honeywell Spin-Off, we entered into the Tax Matters Agreement with Honeywell, pursuant to which we are responsible and will indemnify Honeywell for certain taxes, including certain income taxes, sales taxes, VAT, and payroll taxes, relating to the business for all periods, including periods prior to the consummation of the Honeywell Spin-Off. In addition, the Tax Matters Agreement addresses the allocation of liability for taxes that are incurred as a result of restructuring activities undertaken to effectuate the Honeywell Spin-Off.

We are required to indemnify Honeywell for any taxes resulting from the failure of the Honeywell Spin-Off and related internal transactions to qualify for their intended tax treatment under U.S. federal, state, and local income tax law, as well as foreign tax law, where such taxes result from our action or omission not permitted by the Separation and Distribution Agreement between Honeywell and Resideo dated as of October 19, 2018 or the Tax Matters Agreement.

The following table summarizes information concerning the Indemnification Agreement and Tax Matters Agreement liabilities:

(in millions)	Indemnification Agreement	Tax Matters Agreement	Total
Balance as of January 1, 2025	$723	$91	$814
Accruals for liabilities deemed probable and reasonably estimable	972	—	972
Payments to Honeywell	(1,695)	—	(1,695)
Balance as of September 27, 2025	$—	$91	$91

The liabilities related to the Indemnification Agreement and Tax Matters Agreement are included in the following balance sheet accounts:

(in millions)	September 27, 2025	December 31, 2024
Accrued liabilities	$—	$140
Non-current obligations payable under the Indemnification Agreement	—	583
Other liabilities	91	91
Total indemnification liabilities	$91	$814

For the three and nine months ended September 27, 2025, and September 28, 2024, respectively, there were no expenses related to the Tax Matters Agreement. Expenses related to the Tax Matters Agreement are recognized within other expenses, net in the Unaudited Consolidated Statements of Operations.

Other Matters

We are subject to lawsuits, investigations, and disputes arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability, acquisitions and divestitures, employee matters, intellectual property, and environmental, health, and safety matters. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of adverse judgments or outcomes in these matters, as well as potential ranges of possible losses, based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. No such matters are material to our financial statements as of September 27, 2025.

Warranties and Guarantees

In the normal course of business, we issue product warranties and product performance guarantees. We accrue for the estimated cost of product warranties and product performance guarantees based on contract terms and historical experience at the time of sale. Adjustments to initial obligations for warranties and guarantees are made as changes to the obligations become reasonably estimable. Product warranties and product performance guarantees are included in accrued liabilities

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
and other liabilities on the Unaudited Consolidated Balance Sheets. The following table summarizes information concerning recorded obligations for product warranties and product performance guarantees:

(in millions)	September 27, 2025	December 31, 2024
Beginning balance	$35	$34
Accruals for warranties/guarantees issued during the year	23	31
Settlement/adjustment of warranty/guarantee claims	(23)	(30)
Ending balance	$35	$35

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

For the three months ended September 27, 2025, net tax benefit was $46 million. For the nine months ended September 27, 2025, net tax expense was $50 million. For the three and nine months ended September 28, 2024, net tax expense was $24 million and $83 million, respectively. Net tax expense or benefit consists primarily of interim period tax expense based on year-to-date pretax income multiplied by our forecasted effective tax rate. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate and non-deductible Indemnification Agreement expense. Cash paid for taxes, net of refunds was $76 million and $116 million for the nine months ended September 27, 2025 and September 28, 2024, respectively.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, 100% bonus depreciation, domestic research cost expensing, the business interest expense limitation, and modifications of the international tax framework. The legislation has various effective dates from 2025 to 2027. The tax effects of the OBBBA have been reflected in our financial results for the period ended September 27, 2025. Based on our elections, U.S. cash taxes are expected to decrease in 2025. We will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 18. Earnings (Loss) Per Common Share

The following table summarizes the reconciliation of the numerator and denominator used for the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Numerator for basic and diluted earnings (loss) per common share:
Net income (loss)	$156	$20	$(663)	$93
Less: preferred stock dividends	9	8	26	10
Less: undistributed income allocated to preferred stockholders	16	1	—	4
Net income (loss) available to common stockholders	$131	$11	$(689)	$79

Denominator for basic and diluted earnings (loss) per common share:
Weighted average basic number of common shares outstanding	149	147	149	146
Plus: dilutive effect of common stock equivalents	5	2	—	3
Weighted average diluted number of common shares outstanding	154	149	149	149

Earnings (loss) per common share:
Basic	$0.88	$0.07	$(4.62)	$0.54
Diluted	$0.85	$0.07	$(4.62)	$0.53

Diluted earnings (loss) per common share is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents using the if-converted method and treasury stock method based on the average market price of our common stock for the period, except when the inclusion of such instruments would be antidilutive.

The following potentially dilutive instruments, presented as a weighted average of the instruments outstanding, were excluded from the calculation of diluted earnings (loss) per common share because their effect would have been antidilutive, and in the case of certain PSUs, the contingency has not been satisfied.

	Three Months Ended		Nine Months Ended
(in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
RSUs and other rights	—	0.8	6.1	0.8
PSUs	—	1.1	2.5	1.0
Preferred stock	0.5	0.5	0.5	0.2

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
•our ability to obtain additional future capital on favorable terms or at all;
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
•inability to successfully execute restructuring or transformation programs or to effectively manage our workforce;
•the failure to increase productivity through sustainable operational improvements;
•the failure to acquire, implement, maintain and upgrade business technology infrastructure systems, including Enterprise Resource Planning (“ERP”) systems and the like;
•economic, political, regulatory, foreign exchange, and other risks of international operations;
•our dependence upon information technology infrastructure and network operations having adequate cyber-security functionality;

•risks associated with our relationships with Honeywell, including our reliance on Honeywell for the Honeywell Home trademark;
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
•our ability to maintain effective internal controls and deliver timely financial statements;
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

Our ADI Global Distribution segment is the leading global wholesale distributor of low-voltage products, including security and audio-visual solutions. With a portfolio of over 500,000 professionally installed products, ADI Global Distribution serves both the commercial and residential markets across key specialty categories including security, fire, audio-visual, access control, smart living, and data communications. This extensive offering is complemented by an expanding suite of proprietary technologies and services, under key exclusive brands such as Araknis Networks, Control4, OvrC, and WattBox.

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
Current Period Highlights
•Net revenue of $1.86 billion, up 2.0% from $1.83 billion in the third quarter of 2024
•Gross profit margin of 29.8%, compared to 28.7% in the third quarter of 2024
•Income from operations of $154 million, or 8.3% of revenue, compared to $126 million, or 6.9% of revenue in the third quarter of 2024
•Fully diluted earnings per common share of $0.85, compared to $0.07 diluted earnings per common share in the third quarter of 2024

Outlook

For the remainder of 2025, we anticipate executing our business operations against a highly dynamic global macroeconomic environment. The vast majority of costs associated with the building products that the Products and Solutions segment sells in the U.S. are incurred in Mexico. Most Products and Solutions products manufactured in Mexico, along with a significant portion of the ADI Global Distribution segment products sourced in Mexico, are currently exempt from tariffs under the United States-Mexico-Canada Agreement (USMCA). Additional tariff impact relates to products imported from China (and other Asian countries) and the European Union primarily by our ADI Global Distribution segment. We intend to take actions to essentially mitigate the cost impact of any tariffs that affect our business; however, rising prices and other macroeconomics factors may lead to lower purchase levels by our customers. We are monitoring these dynamics very closely and will make adjustments in our business operation execution, as appropriate. Based on the aforementioned, we reaffirm our 2025 revenue outlook to be up low double-digits year-over-year.

Results of Operations

The following table represents results of operations on a consolidated basis for the periods indicated:

	Three Months Ended		Nine Months Ended
(in millions, except per share data and percentages)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net revenue	$1,864	$1,828	$5,577	$4,903
Cost of goods sold	1,308	1,304	3,941	3,532
Gross profit	556	524	1,636	1,371
Gross profit %	29.8%	28.7%	29.3%	28.0%
Operating expenses:
Research and development expenses	44	23	120	69
Selling, general and administrative expenses	324	317	949	828
Intangible asset amortization	31	29	91	51
Restructuring, impairment and extinguishment costs	3	29	9	47
Total operating expenses	402	398	1,169	995
Income from operations	154	126	467	376
Indemnification Agreement expense	—	45	972	135
Other expenses, net	7	10	22	10
Interest expense, net	37	27	86	55
Net income (loss) before taxes	110	44	(613)	176
Provision (benefit) for income taxes	(46)	24	50	83
Net income (loss)	$156	$20	$(663)	$93

Earnings (loss) per common share:
Basic	$0.88	$0.07	$(4.62)	$0.54
Diluted	$0.85	$0.07	$(4.62)	$0.53

Net Revenue

Three months ended

Net revenue for the three months ended September 27, 2025 was $1,864 million, an increase of $36 million, or 2.0%, from the same period in 2024, primarily due to $50 million of revenue from favorable price and mix, and $13 million from favorable foreign currency exchange rates. The increase was partially offset by a $28 million decrease from lower sales volume.

Nine months ended

Net revenue for the nine months ended September 27, 2025 was $5,577 million, an increase of $674 million, or 13.7%, from the same period in 2024, primarily due to $446 million of revenue from the acquisition of Snap One, $134 million from favorable price and mix, $86 million from higher sales volume, and $11 million from favorable foreign currency exchange rates.

Gross Profit

Three months ended

The chart below presents the drivers of the gross profit variance from the three months ended September 28, 2024 to the three months ended September 27, 2025.

$ in Millions
600
500
400
300
200
100
0
$524
$(2)
$(13)
$43
$4
$556
Q3 2024 Gross Profit
Manufacturing Costs
Sales Volume
Price & Mix
FX and Other
Q3 2025 Gross Profit

Gross profit for the three months ended September 27, 2025 was $556 million, an increase of $32 million, or 6.1%, as compared to the same period in 2024, as shown in the above waterfall.

Gross margin rate for the three months ended September 27, 2025 was 29.8%, an increase of 110 basis points (“bps”), as compared to the same period in 2024. The increase was primarily driven by favorable price and mix shift of 150 bps partially offset by lower margins on sales volumes of 30 bps, and higher manufacturing costs of 10 bps.

Nine months ended

The chart below presents the drivers of the gross profit variance from the nine months ended September 28, 2024 to the nine months ended September 27, 2025.

2,000
1,500
1,000
500
0
$ in Millions
$1,371
$4
$162
$92
$7
$1,636
Q3 2024
Gross Profit
Manufacturing
Costs
Acquisition/
Divestiture, Net
Price & Mix
Sales Volume
Q3 2025
Gross Profit

Gross profit for the nine months ended September 27, 2025 was $1,636 million, an increase of $265 million, or 19.3%, as compared to the same period in 2024, as shown in the above waterfall.

Gross margin rate for the nine months ended September 27, 2025 was 29.3%, an increase of 130 bps as compared to the same period in 2024. The increase was primarily driven by favorable price and mix shift of 100 bps, and favorable impacts from the acquisition of Snap One of 70 bps. The increase was partially offset by lower margins on sales volumes of 30 bps.

Research and Development Expenses

Three months ended

Research and development expenses for the three months ended September 27, 2025 were $44 million, an increase of $21 million or 91.3% as compared to the same period in 2024. The increase was primarily driven by investments in both segments related to incremental headcount and third party services to develop and introduce new products into the market.

Nine months ended

Research and development expenses for the nine months ended September 27, 2025 were $120 million, an increase of $51 million, or 73.9%, as compared to the same period in 2024. The increase was primarily driven by investments in both segments related to incremental headcount and third party services to develop and introduce new products into the market.

Selling, General and Administrative Expenses

Three months ended

Selling, general and administrative expenses for the three months ended September 27, 2025 were $324 million, an increase of $7 million, or 2.2%, as compared to the same period in 2024. The increase was primarily driven by $6 million of incremental operating costs including payroll and benefits, rent and third party spend, and $4 million of expenses related to the announced future ADI Spin-Off. The increase was partially offset by a net reduction in bad debt expense of $5 million primarily driven by the Product and Solutions segment.

Nine months ended

Selling, general and administrative expenses for the nine months ended September 27, 2025 were $949 million, an increase of $121 million, or 14.6%, as compared to the same period in 2024. The increase was primarily driven by $82 million of higher costs versus prior year associated with the acquisition and integration of Snap One, $33 million of incremental operating costs including payroll and benefits, rent, marketing, IT, third party spend, and travel expense, and $4 million related to expenses incurred in connection with the announced future ADI Spin-Off.

Intangible Asset Amortization

Three months ended

Intangible asset amortization for the three months ended September 27, 2025 was $31 million, an increase of $2 million, or 6.9% as compared with the same period in 2024 primarily due to foreign currency impacts.

Nine months ended

Intangible asset amortization for the nine months ended September 27, 2025 was $91 million, an increase of $40 million, or 78.4% as compared with the same period in 2024. The increase was primarily due to additional amortization expense of $36 million associated with the new intangibles from the Snap One acquisition as well as foreign currency impacts.

Restructuring, Impairment and Extinguishment Costs

Three months ended

Restructuring, impairment and extinguishment costs for the three months ended September 27, 2025 were $3 million, a decrease of $26 million, or 89.7%, as compared to the same period in 2024. The decrease was primarily due to $28 million of restructuring costs incurred in the prior year for various restructuring actions, including capturing synergies from the Snap One acquisition, and pertains to employee termination costs. The decrease was partially offset by $3 million of debt extinguishment and modification costs incurred during the three months ended September 27, 2025.

Nine months ended

Restructuring, impairment and extinguishment costs for the nine months ended September 27, 2025 were $9 million, a decrease of $38 million, or 80.9%, as compared to the same period in 2024. The decrease was primarily due to $35 million of restructuring costs incurred in the prior year for various restructuring actions, including capturing synergies from the Snap One acquisition. In addition, we incurred $6 million of debt extinguishment costs as part of the Snap One acquisition, and $5 million in impairment expense related to an equity security in the prior year. The decrease was partially offset by $6 million in restructuring expenses related to the Products and Solutions and ADI Segments, and $3 million of debt extinguishment and modification costs related to Corporate incurred during the nine months ended September 27, 2025.

Indemnification Agreement Expense

Three months ended

We incurred no Indemnification Agreement expense for the three months ended September 27, 2025, a decrease of $45 million compared to the same period of 2024. The decrease was driven by the termination of the Indemnification Agreement with Honeywell on July 30, 2025.

Nine months ended

Indemnification Agreement expense for the nine months ended September 27, 2025 was $972 million, an increase of $837 million from the $135 million recorded in the same period of 2024. The increase was driven by the additional expense incurred in connection with the termination of the Indemnification Agreement with Honeywell.

Other Expenses, Net

Three months ended

Other expenses, net for the three months ended September 27, 2025 were $7 million, a decrease of $3 million as compared to the same period in 2024. The decrease was primarily driven by a $3 million loss on the sale of certain assets and related liabilities in the Products and Solutions segment in the prior year.

Nine months ended

Other expenses, net for the nine months ended September 27, 2025 were $22 million, an increase of $12 million as compared to the same period in 2024. The increase was primarily driven by $15 million in unfavorable foreign currency exchange rates, and a $4 million gain from the sale of an investment in the prior year. The increase was partially offset by a $8 million loss on sale of certain assets and related liabilities in the Products and Solutions segment in the prior year.

Interest Expense, Net

Three months ended

Interest expense, net for the three months ended September 27, 2025 was $37 million, an increase of $10 million, or 37.0%, as compared to the same period in 2024. The increase was due to additional long-term debt resulting in $7 million of higher interest expense, and a decrease of $4 million in interest rate derivative related receipts due to interest rate fluctuations and a lower aggregate notional amount of interest rate swaps due to maturities.

Nine months ended

Interest expense, net for the nine months ended September 27, 2025 was $86 million, an increase of $31 million, or 56.4%, as compared to the same period in 2024. The increase was due to additional long-term debt resulting in $15 million of higher interest expense, a decrease of $12 million in interest rate derivative related receipts due to interest rate fluctuations and a lower aggregate notional amount of interest rate swaps due to maturities, and lower interest income of $3 million as a result of lower interest rates and lower cash balances.

Tax (Benefit) Expense

Three months ended

The income tax benefit for the three months ended September 27, 2025 was $46 million compared to the income tax expense of $24 million in the same period in 2024. The decrease was primarily driven by an increase in income before taxes for the quarter and a change in projected income before taxes for the year. The effective income tax rate decreased from 54.5% to (41.8)%, primarily driven by the mix of earnings across the jurisdictions in which we operate, decreased income before taxes with relatively fixed non-deductible expenses and a large increase in the non-deductible Indemnification Agreement expense and U.S. taxation of foreign earnings.

Nine months ended

Income tax expense for the nine months ended September 27, 2025 was $50 million, a decrease of $33 million as compared to the same period in 2024. The decrease was primarily driven by a decrease in income before taxes and an increase in the non-deductible Indemnification Agreement expense. The effective income tax rate decreased from 47.2% to (8.2)%, primarily driven by the mix of earnings across the jurisdictions in which we operate, decreased income before taxes with relatively fixed non-deductible expenses and a large increase in the non-deductible Indemnification Agreement expense and U.S. taxation of foreign earnings.

Segment Results of Operations

Products and Solutions

Three months ended

The chart below presents net revenue and income from operations for the three months ended September 27, 2025 and September 28, 2024.
Products and Solutions net revenue for the three months ended September 27, 2025 was $661 million, an increase of $16 million, or 2.5%, as compared to the same period in 2024. The increase is primarily due to a $21 million favorable impact from price and mix, and $6 million from favorable foreign currency exchange rates. The increase was partially offset by $10 million from lower sales volumes.

Products and Solutions income from operations for the three months ended September 27, 2025 was $140 million, an increase of $12 million, or 9.4%, as compared to the same period in 2024. The increase is primarily due to favorable price and mix shift of $13 million, lower restructuring costs of $8 million, lower bad debt expense of $7 million, and lower material, freight, and other manufacturing costs of $3 million. The increase was partially offset by lower sales volumes of $9 million, and $11 million of incremental research and development expenses related to additional headcount and third party services to develop and introduce new products into the market.

Nine months ended

The chart below presents net revenue and income from operations for the nine months ended September 27, 2025 and September 28, 2024.
Products and Solutions net revenue for the nine months ended September 27, 2025 was $1,976 million, an increase of $81 million, or 4.3%, as compared to the same period in 2024. The increase is primarily due to a $95 million favorable impact from price and mix, and $3 million from favorable foreign currency exchange rates. The increase was partially offset by $16 million from lower sales volumes.

Products and Solutions income from operations for the nine months ended September 27, 2025 was $418 million, an increase of $48 million, or 13.0%, as compared to the same period in 2024. The increase is primarily due to a favorable price and mix shift of $55 million, lower restructuring costs of $12 million, lower bad debt expense of $6 million, and lower material, freight, and other manufacturing costs of $10 million. The increase was partially offset by $23 million of incremental research and development expenses related to additional headcount and third party services to develop and introduce new products into the market, and $10 million from lower sales volumes.

ADI Global Distribution

Three months ended

The chart below presents net revenue and income from operations for the three months ended September 27, 2025 and September 28, 2024.
ADI Global Distribution net revenue for the three months ended September 27, 2025, was $1,203 million, an increase of $20 million, or 1.7%, as compared to the same period in 2024. The increase was primarily driven by $30 million from favorable price and mix shift, and $7 million from favorable foreign currency exchange rates. The increase was partially offset by $18 million from lower sales volumes due primarily to impacts from our ERP implementation.

ADI Global Distribution income from operations for the three months ended September 27, 2025 was $56 million, an increase of $20 million, or 55.6%, as compared to the same period in 2024. The increase was primarily driven by $30 million from net favorable price and mix shift, and $17 million lower restructuring expenses. This increase was partially offset by incremental research and development expenses of $11 million and a decrease in sales volumes of $4 million. In addition, operating expenses increased by $9 million, including payroll, freight, and duties, driven primarily by the one-time impacts from our ERP implementation.

Nine months ended

The chart below presents net revenue and income from operations for the nine months ended September 27, 2025 and September 28, 2024.
ADI Global Distribution net revenue for the nine months ended September 27, 2025 was $3,601 million, an increase of $593 million, or 19.7%, as compared to the same period in 2024. The increase was primarily driven by $446 million of revenue from the acquisition of Snap One, $102 million from higher sales volumes, $39 million from favorable price and mix shift, and $9 million from favorable foreign currency exchange rates.

ADI Global Distribution income from operations for the nine months ended September 27, 2025 was $161 million, an increase of $14 million, or 9.5%, as compared to the same period in 2024. The increase was primarily driven by $36 million from net favorable price and mix shift, $17 million from higher sales volumes, and $14 million from lower restructuring costs. This increase was partially offset by investment of $28 million in research and development costs. In addition, operating expenses increased by $29 million, including payroll and benefits, rent, bad debt, third party spend, and freight and duties.

Corporate

Three months ended

Corporate costs for the three months ended September 27, 2025 were $42 million, an increase of $4 million, or 10.5%, as compared to the same period in 2024. The increase was primarily driven by $4 million of expenses related to the announced future ADI Spin-Off.

Nine months ended

Corporate costs for the nine months ended September 27, 2025 were $112 million, a decrease of $29 million, or 20.6%, as compared to the same period in 2024. The decrease was primarily driven by $29 million of acquisition and integration costs incurred in the prior year, and lower restructuring, impairment and extinguishment costs of $11 million. The decrease was partially offset by incremental operating costs of $8 million including payroll and benefits and third party spend, and $4 million of expenses related to the announced future ADI Spin-Off.

Capital Resources and Liquidity

As of September 27, 2025, total cash and cash equivalents were $345 million, of which 50% were held by foreign subsidiaries. Our liquidity is primarily dependent on our ability to continue to generate positive cash flows from operations, supplemented by external sources of capital, as needed. Additional liquidity may also be provided through access to the capital markets and our A&R Revolving Credit Facility in an aggregate principal amount of $500 million.

In August 2025, subject to the terms and conditions of the Termination Agreement, we made a pre-tax, one-time cash payment of $1,590 million to Honeywell. This was partially financed in the amount of $1,225 million in incremental term loans under our A&R Credit Agreement, which mature in August 2032. The remainder of the payment to Honeywell was financed with our existing cash. Refer to Note 12. Long-Term Debt and Note 16. Commitments and Contingencies to the Unaudited Consolidated Financial Statements for further discussion.

Liquidity

Our future capital requirements will depend on many factors, including acquisition or strategic transactions we may enter into such as the announced future ADI Spin-Off, the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects, potential acquisitions of companies or technologies, and the expansion of our sales and marketing activities. While we may elect to seek additional funding at any time, we believe our existing cash, cash equivalents, and availability under our credit facilities are sufficient to meet our capital requirements for the foreseeable future.

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

A&R Credit Agreement and Senior Notes

As of September 27, 2025, we had $3,237 million of long-term debt, including $2,337 million outstanding under our A&R Credit Agreement, $300 million 4.000% Senior Notes due 2029, and $600 million 6.500% Senior Notes due 2032. We have $20 million in outstanding debt due in the next twelve months, and $48 million of unamortized deferred financing costs. The Senior Notes due 2029 and Senior Notes due 2032 are senior unsecured obligations of Resideo guaranteed by Resideo’s existing and future domestic subsidiaries and rank equally with all of Resideo’s senior unsecured debt and senior to all of Resideo’s subordinated debt.

We have also entered into certain interest rate swap agreements based on Term SOFR. These interest rate swap agreements effectively convert a portion of our variable-rate debt to fixed rate debt. Additionally, we assumed an interest rate cap in 2024 which effectively caps the interest on a portion of our variable rate debt with a current notional amount of $343 million and a strike rate of 4.79%.

In August 2025, we issued $1,225 million in incremental term loans under our A&R Credit Agreement to partially finance our settlement of the Termination Agreement with Honeywell.

As of September 27, 2025, we were in compliance with all covenants related to the A&R Credit Agreement, Senior Notes due 2029, and Senior Notes due 2032.

Refer to Note 12. Long-Term Debt and Note 13. Derivative Financial Instruments to the Unaudited Consolidated Financial Statements for a description of our debt obligations and the timing of future principal and interest payments, including impacts from our interest rate derivatives.

Common Share Repurchase Program

In August 2023, we announced that our Board of Directors authorized a share repurchase program for the repurchase of up to $150 million of our common stock over an unlimited time period. During the three and nine months ended September 27, 2025, there were no common share repurchases. As of September 27, 2025, we had $108 million of authorized repurchases remaining under the Share Repurchase Program.

Cash Flow Summary for the Nine Months Ended September 27, 2025 and September 28, 2024

Our cash flows from operating, investing, and financing activities for the nine months ended September 27, 2025 and September 28, 2024, as reflected in the Unaudited Consolidated Financial Statements, are summarized as follows:

	Nine Months Ended
(in millions)	September 27, 2025	September 28, 2024	$ change
Cash provided by (used for):
Operating activities	$(1,436)	$241	$(1,677)
Investing activities	(79)	(1,386)	1,307
Financing activities	1,159	1,043	116
Effect of exchange rate changes on cash	9	(3)	12
Net decrease in cash, cash equivalents and restricted cash	$(347)	$(105)	$(242)

For the nine months ended September 27, 2025, net cash used for operating activities was $1,436 million, a decrease of $1,677 million as compared to the same period in 2024. During the nine months ended September 27, 2025, we recorded $972 million of expense related to the termination of the Indemnification Agreement, $86 million of interest expense and $22 million of other expenses. These expenses, offset by operating profit of $467 million, were the primary drivers of the net loss of $663 million. In addition to the decrease in net income of $756 million, there was a change of $923 million in net assets and liabilities driven primarily by a $753 million decrease in the Indemnification Agreement liability and a $120 million decrease in accounts payable primarily due to the timing of payments for strategic buys.

Net cash used for investing activities for the nine months ended September 27, 2025 was $79 million, a decrease of $1,307 million, or 94%, as compared to the same period in 2024. The decrease was primarily driven by the prior year acquisition of Snap One for $1,334 million, partially offset by an increase in capital expenditures of $21 million in the current year.

Net cash provided by financing activities for the nine months ended September 27, 2025 was $1,159 million, an increase of $116 million, or 11%, as compared to the same period in 2024. This increase was primarily driven by a $599 million reduction in long-term debt repayments, partially offset by proceeds of $482 million related to the issuance of Preferred Stock in 2024.

Contractual Obligations and Probable Liability Payments

In addition to our long-term debt discussed above, our material cash requirements include the following contractual obligations.

Indemnification Agreement Payments

In connection with the Honeywell Spin-Off, we entered into the Indemnification Agreement with Honeywell. On July 30, 2025, we entered into the Termination Agreement with Honeywell to terminate the Indemnification Agreement. Subject to the terms and conditions of the Termination Agreement, we made a pre-tax, one-time cash payment of $1,590 million to Honeywell in August 2025 using proceeds from the incremental term loans issued under the A&R Credit Agreement, together with a portion of our cash on hand. We are no longer required to make any further payments to Honeywell under the Indemnification Agreement and the associated affirmative and negative covenants no longer apply. During the nine months ended September 27, 2025, we paid Honeywell $1,695 million under the Indemnification Agreement, which includes the impact of the Termination Agreement. Refer to Note 12. Long-Term Debt and Note 16. Commitments and Contingencies for further discussion.

Environmental Liability

We make environmental liability payments for sites which we own and operate. As of September 27, 2025, a liability of $22 million was deemed probable and reasonably estimable.

Operating Leases

We have operating lease arrangements for the majority of our manufacturing centers, distribution centers, branches, offices, engineering and lab sites, warehouses, automobiles, and certain equipment. As of September 27, 2025, we had operating lease payment obligations of $350 million, with $55 million payable within 12 months.

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

Interest Rate Risk

As of September 27, 2025, the remaining Swap Agreements, with a notional value of $280 million, effectively convert a portion of our $2,337 million long-term variable rate A&R Term B Facility to fixed rate debt. Specifically, the Swap Agreements effectively convert a portion of our variable interest rate obligations to a rate based on Term SOFR with a minimum rate of 0.39% per annum to a base fixed weighted average rate of 1.57% over the remaining terms. Additionally, our interest rate cap agreement notional value is $343 million with a strike rate of 4.79% as of September 27, 2025, which effectively caps SOFR on the notional amount at that rate.

As of September 27, 2025, an increase in interest rates by 100 bps would have an approximately $21 million impact on our annual interest expense.

For more information on our interest rate derivatives, refer to Note 13. Derivative Financial Instruments and Note 14. Fair Value.

Foreign Currency Exchange Rate Risk

We are exposed to market risks from changes in currency exchange rates. While we primarily transact with customers and suppliers in the U.S. dollar, we also transact in foreign currencies, primarily including the Mexican Peso, Canadian Dollar, Indian Rupee, Euro, and British Pound. These exposures may impact total assets, liabilities, future earnings and/or operating cash flows. Our exposure to market risk for changes in foreign currency exchange rates emerges from transactions arising from international trade, foreign currency denominated monetary assets and liabilities, and international financing activities between subsidiaries. We rely primarily on natural offsets to address our exposures and may supplement this approach from time to time by entering into forward and option hedging contracts. As of September 27, 2025, we have no outstanding foreign currency hedging arrangements.

Commodity Price Risk

We are exposed to price risk for commodities used in manufacturing including steel, aluminum, copper, nickel, and semiconductors. Current macroeconomic and geopolitical factors, including commodity-based tariffs and export restrictions on critical materials such as rare earth minerals, may increase the risk of price volatility. We attempt to pass through significant changes in component and raw material costs to our customers based on the contractual terms of our arrangements. In limited situations, we may not be fully compensated for such changes in costs.

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

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 27, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As Previously Disclosed in our Form 10-Q Filings for the periods ended March 29, 2025 and June 28, 2025

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

ADI Global Distribution contributed 65% of our revenue and 34% of our operating income during the nine months ended September 27, 2025 as well as a significant portion of our cash flows. We have begun to pursue a tax-free spin-off of ADI Global Distribution. Although there can be no assurance that this process will result in a consummated transaction, any separation of all or a portion of ADI Global Distribution’s business could adversely affect our earnings and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the three months ended September 27, 2025, we did not make any common share repurchases. As of September 27, 2025, we had approximately $108 million of authorized repurchases remaining under the Share Repurchase Program.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended September 27, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The Exhibits listed below on the Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

4.1	Seventh Supplemental Indenture dated September 30, 2025, to the Senior Notes Indenture, dated August 26, 2021, relating to the Issuer's 4.000% 2029 Notes (filed herewith)

4.2	Second Supplemental Indenture, dated September 30, 2025, to the Senior Notes Indenture, dated July 17, 2024, relating to the Issuer's 6.500% 2032 Senior Notes (filed herewith)

10.1
Termination Agreement, dated as of July 30, 2025, by and among Honeywell International Inc., Resideo Technologies, Inc., Resideo Intermediate Holding Inc. and the guarantors party thereto and identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to Resideo’s Current Report on Form 8-K filed on July 30, 2025, File No. 001-38635)

10.2
Resideo Technologies, Inc. Severance Plan For Designated Officers as amended on July 31, 2025‡ (incorporated by reference to Exhibit 10.2 to Resideo’s Form 10-Q filed on August 5, 2025, File No. 001-38635)

10.3	Amendment to Stock Option Agreement with Jay Geldmacher dated July 31, 2025‡ (incorporated by reference to Exhibit 10.3 to Resideo’s Form 10-Q filed on August 5, 2025, File No. 001-38635)

10.4
Sixth Amendment to Amended and Restated Credit Agreement, dated as of August 13, 2025, among Resideo Technologies, Inc., a Delaware corporation, Resideo Holding Inc., a Delaware corporation, Resideo Intermediate Holding Inc., a Delaware corporation, Resideo Funding Inc., a Delaware corporation, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Resideo’s Current Report on Form 8-K filed on August 14, 2025, File No. 001-38635)

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

Resideo Technologies, Inc.

Date: November 5, 2025	By:	/s/ Michael Carlet
Michael Carlet Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 5, 2025	By:	/s/ Jeffrey Kutz
Jeffrey Kutz Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)