Form 10-K
period 2025-12-31
RESIDEO TECHNOLOGIES, INC.
filed 2026-02-24
CIK 1740332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the New York Stock Exchange as of June 27, 2025, was $3.3 billion.
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share as of February 17, 2026 was 151,247,101 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Shareholders (the “2026 Proxy Statement”), which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. The 2026 Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2025.

Resideo Technologies, Inc.
PART I.
Item 1. Business.
General
As used herein, unless the context otherwise dictates, the term “Resideo”, the “Company”, “we”, “us”, or “our” means Resideo Technologies, Inc. and its consolidated subsidiaries. Our common stock began trading under the ticker symbol “REZI” on the New York Stock Exchange (“NYSE”) on October 29, 2018.
We separated from Honeywell International Inc. (“Honeywell”) in 2018, becoming an independent publicly traded company as a result of a pro rata distribution of our common stock to stockholders of Honeywell (the “Honeywell Spin-Off”).
Description of Business
We are a global manufacturer, developer, and distributor of technology-driven sensing and controls products and solutions that help homeowners and businesses stay connected and in control of their comfort, security, energy use, and smart living. We are a leading player in key product markets including home heating, ventilation, and air conditioning controls; smoke and carbon monoxide detection home safety and fire suppression; and security. Our global footprint serves residential and commercial end-markets. Our solutions and services can be found in over 150 million residential and commercial spaces globally, with tens of millions of new devices sold annually.

We operate in large markets that sit at the intersection of multiple secular growth trends. We believe the increased desire for critical and cost-effective comfort, energy management, and actionable safety and security solutions in residential and commercial spaces, combined with the long-term impacts of energy transitions, are driving investment in the types of products and solutions we provide.
Our primary focus is on the professional channel where we are a trusted partner to approximately 100 thousand professional contractors, installers, dealers, and integrators in the HVAC, security, fire, electrical, connected home, and home comfort markets (“professionals”). Our global scale, breadth of product offerings, innovation heritage, and differentiated service and support has enabled our trusted relationship with professionals and has been a key driver of our success.
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
Products and Solutions: Our products and solutions for comfort, energy management, safety, and security benefit from trusted, well-established branded offerings such as Braukmann, BRK, First Alert, Honeywell Home, Resideo, and others. Our offerings include temperature and humidity control, water and air solutions, smoke and carbon monoxide detection home safety products, residential and small business security products, video cameras, other home-related lifestyle convenience solutions, cloud infrastructure, installation and maintenance tools, and related software. We also sell components to manufacturers of water heaters, heat pumps, and boilers. Through our whole home presence, we are an enabler of home connectivity with over 14 million connected customers. Our connected solutions harness data to provide control, visibility, insights, and alerts to the end user. Our comprehensive product suite has also allowed us to develop and sustain long-standing partnerships with professionals who have relied on our selection and availability of products and configured solutions to help them succeed and grow their businesses.
ADI Global Distribution: Our ADI Global Distribution segment is a leading, global specialty distributor of professionally installed low-voltage products, including security and audio-visual (“AV”) solutions, serving commercial and residential markets through an omnichannel go-to-market platform. ADI Global Distribution sells primarily to licensed professional installers, dealers, and integrators. We offer an expansive list of products from leading suppliers across key specialty low-voltage categories. ADI complements our third-party supplier products with a suite of exclusive brands and services offerings.

Resideo Technologies, Inc.
Competition
Our industries and markets are highly competitive in both our Products and Solutions and ADI Global Distribution business segments, where we compete with global, national, regional, and local providers for our products, services and solutions, including manufacturers, distributors, service providers, retailers, and online commerce providers, as well as newer entrants to the market with non-traditional business and customer service models or disruptive technologies and products, including cable, telecommunications, and technology companies competing in the connected home space as well as smaller market entrants that offer control capabilities among their products, applications, and services and have ongoing development efforts to address the broader connected home market.
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
Materials and Suppliers
Purchased materials used in our manufacture of products in Products and Solutions include copper, steel, aluminum, plastics, printed circuit boards (“PCB”), semiconductors, and passive electronics. Purchased materials cover a wide range of supplier value-add from raw materials and single components to subassemblies and complete finished goods, and there are considerable expenditures on both commercial off-the-shelf and make-to-print items. Although execution of material substitutions or supplier changes may be resource intensive and can cause delays and other inefficiencies, alternatives may exist in the event that a supplier becomes unable to provide material. With respect to our ADI Global Distribution business, we rely on key suppliers of branded products to deliver certain products for resale to our customers who may purchase based on job specifications or otherwise based on brand reputation. Both our third-party and exclusive brand suppliers may be impacted by raw material price fluctuations, the ability of key suppliers (or factories) to meet quality and delivery requirements, and catastrophic events can increase the cost and affect the supply of our products and services and impact our ability to meet commitments to customers. Tariffs, sanctions, and other barriers to trade could adversely affect our suppliers which could in turn negatively impact our material costs and operations.
Manufacturing
Our Products and Solutions business operates manufacturing and distribution facilities throughout the world, including sites in Mexico, the Czech Republic, Hungary, the United States (“U.S.”), Germany, the United Kingdom, Netherlands, and China. A significant percentage of our Products and Solutions revenue is derived from products manufactured in our own facilities, with the remainder being “buy to sell” (finished products purchased directly from other manufacturers) or sourced from third-party contract manufacturers. Major activities and competencies in our manufacturing operations include PCB assembly, injection molding, surface mount technologies, automatic and manual assembly and test, electrotechnical assembly and test, die casting and machining, calibration, and final test. We source raw materials and commodities, electronic components and assemblies, mechanical components, and assemblies from a wide range of third-party suppliers worldwide. With respect to our ADI Global Distribution business, we rely on third-party manufacturers to supply both third-party branded and exclusive branded products. A significant percentage of our exclusive branded products are sourced with manufacturers located in Asia.
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
Our efforts to comply with numerous federal, state, and local laws and regulations applicable to our business and products often results in capital expenditures. We make capital expenditures to design, maintain, and upgrade our products to

Resideo Technologies, Inc.
comply with or exceed standards applicable to the industries in which they compete. Our ongoing environmental compliance programs also result in capital expenditures. As of December 31, 2025, we have recorded a liability for environmental investigation and remediation of approximately $22 million related to sites owned and operated by Resideo. Regulatory and environmental considerations are a part of all significant capital expenditure decisions; however, expenditures in 2025 related solely to regulatory compliance were not material. It is management’s opinion that the amount of any future capital expenditures related to compliance with any individual regulation or grouping of related regulations will not have a material adverse effect on our financial results or competitive position in any one year. Refer to Note 15. Commitments and Contingencies of the Notes to Consolidated Financial Statements.
Human Capital

As of December 31, 2025, we employed approximately 14,800 employees in 35 countries, of which about 4,100 employees were located in the U.S. and 6,400 in Mexico. Approximately 3% of Resideo’s U.S. employees and 7% non-U.S. employees are covered under collective bargaining agreements. We believe relations with our workforce are good.

Talent Acquisition, Management, and Development: We have a robust recruiting model to attract all levels of talent across the regions where we operate. Our model includes (1) attract, develop, and retain an inclusive workforce, (2) foster a winning culture, and (3) be identified as a company of choice by our customers and the communities we serve. We continue to assess the needs of the business and identify inclusive organizations to partner with that promote a pipeline of diverse talent. Our inclusive outreach includes contacting job boards and inclusive partnerships, such as Society of Women Engineers (“SWE”) and Direct Employers Association. We have eliminated degree requirements from the majority of our professional roles to increase the breadth of our applicant talent pool unless required by local legislation.

Internally, strategic talent reviews and succession planning occur on an annual basis, globally and across all business areas. In addition, we provide regular trainings to our people managers.

At Resideo, we are committed to employee growth and development and are proud to offer employees a wide range of opportunities. A key offering is LinkedIn Learning, enabling skills development through thousands of courses. In 2025 we introduced a monthly webinar (Empowering For Success) geared toward supporting our professional population with practical ways to support career development. Our employees also have access to a formal mentor program that connects team members with experienced professionals.

Additionally, our quarterly leadership development series (People Leadership Series), offers valuable insights from executive leaders and subject matter experts to reinforce our commitment to informed, inclusive and effective leaders across the organization.

We conduct three performance review discussions throughout the year and refer to them as the “Pulse.” We continue to leverage performance ratings as part of the final “Pulse” conversation. The purpose of the rating is to drive accountability, strengthen our succession planning process and establish “pay-for-performance” standards.

Our annual Employee Voice Survey allows each function in our Company to better understand engagement across the organization. Each sub-organization is tasked with creating an action plan based on feedback received to help increase engagement. We also hosted our first non-technical company-wide Hackathon to impact the employee experience. In 2025, we continued to support and evolve our six employee resource groups which are available to all employees: Women, LGBTQIA+, Black, Latino, Veterans, and People with Differing Abilities.

Forbes Recognition: In 2025, Resideo was recognized on three of Forbes’ 2026 corporate performance lists, reflecting the strength of our brand, the trust of our customers, and the commitment of our employees. Resideo was named one of America’s Most Trusted Companies, one of America’s Best Companies, and one of America’s Best-in-State Companies for Arizona.
Culture: We continue to reinforce our four Core Values:
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

Health and Safety: In 2025, we reaffirmed our commitment to maintaining a safe and healthy workplace for all employees, advancing toward our goal of full certification across key international standards. We successfully achieved certification at 10 manufacturing locations for ISO 14001:2015 (Environmental Management Systems) and 8 locations for ISO 45001:2018 (Occupational Health and Safety Management Systems).

Our global Total Case Incident Rate (“TCIR”), which tracks the number of occupational injuries and illnesses per 100 employees, was 0.26 for 2025. This reflects our continued focus on proactive safety measures. We monitor our health and safety performance through a balanced scorecard of key performance indicators (“KPIs”), encompassing both reactive incident management and proactive safety measures. In addition to thorough incident investigations and root cause analysis, we leverage data from hazard observations, regular health and safety inspections conducted by line managers and internal audits led by accredited health and safety auditors. These insights enable us to identify and address potential risks before they lead to incidents, reinforcing our ongoing commitment to the well-being of our workforce.
Seasonality

Our Products and Solutions business typically experiences a moderate level of seasonality. Sales activity is generally highest in the fall and early winter months, reflecting increased customer purchases of heating related products with the highest sales at the end of the third quarter and throughout the fourth quarter in the majority of our geographical markets. The effects of climate change, such as extreme weather conditions and events and water scarcity, may exacerbate fluctuations in typical weather patterns, creating financial risks to our business. In addition, the dynamic global and macroeconomic conditions and regulatory changes may further disrupt these seasonal patterns. Our ADI Global Distribution business historically experiences some variability in results of operations and capital requirements from quarter to quarter due to the seasonal nature of our end users’ businesses with a minor increase in revenues due to more active residential construction, school spending, and general construction activities during the second and third quarters.
Research and Development and Intellectual Property
We have major product design centers in the U.S., Europe, Asia, and Latin America and software centers of excellence in Bengaluru, India; Belgrade, Serbia; and Melville, New York. In addition, our laboratories are certified to meet various industry standards, such as Federal Communications Commission and Underwriters Laboratories, enabling us to test and certify products internally. As of December 31, 2025, we employed approximately 1,400 engineers.
Our deep domain expertise, proprietary technology and brands are protected by a combination of patents, trademarks, copyrights, trade secrets, non-disclosure agreements and contractual provisions. We own over 2,900 worldwide active patents and pending patent applications to protect our research and development investments in new products and services. We have and will continue to protect our products and technology by asserting our intellectual property rights against third-party infringers. Refer to Note 15. Commitments and Contingencies of the Notes to Consolidated Financial Statements. We also have a significant trademark license with Honeywell in connection with our use of the Honeywell Home trademark as well as certain intellectual property licensed by Honeywell to us in connection with the Honeywell Spin-Off. For a more detailed description of the various intellectual property rights and relationships that affect our business, refer to Item 1A. Risk Factors.
Other Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are available free of charge on our website (www.Resideo.com) under the heading Investors (see SEC

Resideo Technologies, Inc.
Filings) immediately after they are filed with, or furnished to, the Securities and Exchange Commission (“SEC”). All of the reports that we file with or furnish to the SEC are also available on the SEC’s website (www.sec.gov). In addition, in this Form 10-K, we incorporate by reference certain information from parts of our 2026 Proxy Statement, which will also be available free of charge on our website. Information contained on, or connected to, our website does not and will not constitute part of this Form 10-K.
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
The Company’s News Page (www.Resideo.com/news)
The Company’s Facebook Page (www.facebook.com/Resideo)
The Company’s X Feed (www.X.com/Resideo)
The Company’s LinkedIn Feed (www.linkedin.com/company/Resideo1/)
References to our website and other social media channels are made as inactive textual references and information contained on them is not incorporated by reference into this Form 10-K.
Item 1A. Risk Factors.
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
We operate in a highly competitive, rapidly changing environment in each of our Products and Solutions and ADI Global Distribution segments, and we compete directly with global, national, regional, and local providers of our products, services, and solutions, including manufacturers, distributors, service and software providers, retailers, and online commerce providers. The most significant competitive factors we face are product and service innovation, reputation of our Company and brands, sales and marketing programs, customer relationships, product performance, reliability and warranty, quality and breadth of product training and events, product availability, speed and accuracy of delivery, service and price, customer and technical support, and furnishing of customer credit, with the relative importance of these factors varying among our segments and their respective products and services.

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
To remain competitive, we will need to invest continually in product and services development, marketing, custom installer service and support, manufacturing, and our distribution networks. We may not have sufficient resources to continue to make such investments and we may be unable to maintain our competitive position including due to the fact that our competitors and potential competitors may have greater brand recognition, resources, access to capital, including greater research and development or sales and marketing funds, more customers, lower costs, and more advanced technology platforms. It is possible that competitive pressures resulting from customer or competitor consolidations, including customers taking manufacturing or distribution in house, or purchasing directly from a manufacturer instead of from ADI Global Distribution, could affect our growth and profit margins.
Some of our competitors, including technology companies, may also be able to deliver their service solutions more quickly to market than we can by capitalizing on technology developed in connection with their substantial existing service models. In addition, some of our competitors have significant bases of customer adoption in other services and online content, which they could use as a competitive advantage. Technology companies could exert pricing pressure in the connected/smart home solutions space, resulting in a shift in customer preferences toward the services of these companies and a reduction in our market share. In addition, in order to successfully compete, our products often need to integrate with the platforms of our competitors, which may be able to focus more on their own solutions versus ours, which may make it difficult to compete for the consumer market. A portion of our net sales derives from subscription-based solutions. If we are unable to successfully develop new subscription solutions or to enhance existing such solutions to meet customer requirements in a timely manner, our net sales may not grow as expected or may decline.
Our Products and Solutions business offerings are primarily delivered through networks of professional contractors, installers and integrators, distributors, and original equipment manufacturers (“OEM”), as well as major retailers and online merchants. Our ADI Global Distribution offerings are primarily distributed and delivered through our omni-channel platform to a network of professional contractors, installers, and integrators, as well as select online merchants. Growth of the retail markets, adoption of simple do-it-yourself solutions rather than adopting professionally installed do-it-for-me solutions, and greater electronic retail distribution alternatives relative to the professional installation markets may negatively impact our sales and margins, which could have an adverse effect on our business, financial condition and results of operations and cash flows.
With respect to our ADI Global Distribution business, if retail outlets, including online commerce platforms, increase their presence in wholesale distribution markets, or if customers increasingly purchase our products through these channels rather than through us, our ADI Global Distribution business may be unable to compete effectively, which could adversely affect our business, financial condition, results of operations and cash flows.
Technology, industry standards, and consumer preferences in our markets are changing rapidly. Our future results and growth are largely dependent upon our ability to: identify consumer preferences and industry standards; develop and protect intellectual property related thereto; and successfully market new technologies and products and services to consumers.

Technology in our markets changes constantly as new technologies and enhancements to existing technologies continue to be introduced, both in our traditional and connected product markets, and industry standards continuously evolve. Our future results will depend upon a number of factors, including our ability to (i) identify consumer and installer preferences, emerging technological and broader trends, (ii) develop and maintain competitive, innovative products that differentiate our products from those of our competitors as well as protect our products through the use of intellectual property protections, (iii) grow our market share, (iv) develop, manufacture, and bring compelling new products to market quickly and cost-effectively, (v) source and manage independent contract manufacturers, (vi) effectively partner with connected device manufacturers and (vii) attract, develop, and retain individuals with the requisite technical expertise and understanding of customers’ needs to develop new technologies and introduce new products. Our inability to predict the growth of and respond in a timely way to customer preferences and other developments could have an adverse effect on our business, financial condition, results of operations and cash flows.
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
Each of our business segments depends on third parties for the supply of product components, production equipment, and replacement parts for products we manufacture and those manufactured on our behalf, or sold through our ADI Global Distribution business, some of which are supplied by single or limited source suppliers/manufacturers. Our business, results of operations, financial condition and cash flows have in the past been and could in the future continue to be adversely affected by the impact of disruptions in our supply chain from third-party suppliers and manufacturers, including our inability to obtain necessary raw materials and product components, production equipment, or replacement parts, whether due to work stoppages, cyberattacks, component failures, natural disasters, pandemics, economic, political, financial or labor concerns, weather conditions affecting products or shipments or transportation disruptions or other reasons, or if suppliers lack sufficient quality control or if there are significant changes in their financial or business condition or otherwise. If we are required to find alternative sources of supply, qualification of alternative suppliers and the establishment of reliable supplies could result in delays and possible loss of sales, which may have a material adverse effect on our business, results of operations, cash flows, and financial condition.
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

Resideo Technologies, Inc.
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
Resideo uses AI both in the operation of our business and in the products and solutions we develop. The use of AI involves various risks and challenges that could adversely affect our business, financial condition or results of operations. Within our operations, employees leverage AI, including generative AI, to accelerate the creation of new features and reduce overall development time. While these technologies can enhance efficiency, they also present potential intellectual property and privacy risks. Confidential information or trade secrets may inadvertently be disclosed through generative AI interactions, and there is a risk that third-party intellectual property could be inadvertently embedded in AI-generated results. There is also a risk of incorrect, biased or unethical outputs, which can harm Resideo’s reputation and competitive position and result in regulatory scrutiny or legal liability.
Our products utilize AI to offer richer insights and more relevant notifications to our customers. For example, our video solutions use AI to identify people, animals, packages, and other objects. We believe it is necessary to support these capabilities to remain competitive in the smart home marketplace. Customers may reject AI-powered solutions over fears that their personal data, video footage, or usage patterns could be misused or inadequately protected. Our competitors or other third parties may incorporate AI into their products more quickly or successfully than us, which could impair our ability to compete effectively and adversely affect our results and operations. Additionally, there is no guarantee that AI-based features will succeed commercially or even prove technically feasible in all scenarios. Additionally, AI may generate false alerts or fail to detect real events, undermining customer trust, and potentially damaging our reputation.
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
AI may also be used by bad actors for sophisticated phishing emails or malicious code that can bypass traditional security measures, increasing the likelihood of successful data breaches, cyber threats, and system compromises. AI usage in smart

Resideo Technologies, Inc.
home devices can be targeted by bad actors for unauthorized access of devices or corruption of the devices and/or connected system. Unauthorized access can lead to sophisticated attacks, compromising user safety and privacy. Additionally, AI can be used to generate harmful code that exploits software vulnerabilities, leading to data breaches and system downtime.

Failure to effectively manage these AI-related risks could adversely affect our competitive standing, financial results, and brand reputation. Even with robust oversight and legal review, the pace of AI innovation and regulatory changes can outstrip existing safeguards, creating further uncertainty and potential liability.
Weakness in the economy, market trends and other conditions affecting the profitability and financial stability of our customers, our supply chain and our logistics network could negatively impact our sales growth, costs and results of operations.
Economic, political and industry trends affect our business environment. In particular, our business is affected by the performance of the global new construction and the repair and remodel construction industry. Similarly, the slowing of the housing market may result in reduced demand for the products we manufacture and distribute. These and other industries and markets we serve have demand that is sensitive to the production activity, capital spending and demand for products and services of our customers. Many of these customers operate in markets that are subject to fluctuations resulting from market uncertainty, trade and tariff policies, costs of goods sold, supply shortages or reduced availability of raw materials, components and finished goods; capacity constraints or delays at suppliers, third-party contract manufacturers, component vendors and other suppliers, ports and logistics hubs, currency exchange rates, interest rate fluctuations, government spending and government shutdowns, economic downturns, recessions, foreign competition, offshoring of production, oil and natural gas prices, information system outages or cyber incidents, geopolitical developments, labor shortages, work stoppages, natural or human induced disasters, extreme weather, disruptions to transportation infrastructure and networks, outbreaks of pandemic disease, inflation, deflation and a variety of other factors beyond our control. Certain of these factors have in the past, could in the future, cause customers to idle, delay purchases, reduce production levels or experience reductions in the demand for their own products or services. Similarly, certain of these factors have in the past, and could in the future, impact our supply chain and logistics network and could cause shipment delays, backlogs, longer lead times and higher transportation, import and export costs.
Any of these events could also reduce the volume of products and services these customers purchase from us or impair the ability of our customers to make full and timely payments and could cause increased pressure on our pricing and terms of sale. Accordingly, a significant or prolonged slowdown in economic activity in the U.S. or any other major world economy, or a segment of any such economy, could negatively impact our sales and results of operations.
Failure to achieve and maintain a high level of product and service quality could damage our reputation with customers and negatively impact our results.
Product and service quality issues could result in a negative impact on customer confidence in our Company, our products and our brand image. If our offerings do not meet applicable legal and safety standards or our customers’ expectations regarding safety or quality, or if our products are improperly designed, manufactured, packaged, or labeled, or are otherwise alleged to cause harm or injury, we may need to recall those items, experience increased warranty costs or lost sales, and increased costs and exposure to legal, financial, and reputational risks including litigation and government enforcement action, as well as product liability claims. Such actions may damage our relationship with our customers which may result in a loss of market share. Additionally, the financial expenses related to such events may not be covered by our insurance or may be subject to deductibles. We have had instances in the past and may in the future be unable to obtain indemnity or reimbursement from our suppliers or other third parties for the warranty costs or liabilities associated with our products and there can be no assurance that we will have adequate reserves to cover any recalls and repair and replacement costs. We have in the past experienced, and may in the future experience, product recalls and litigation related to our products or services, none of which have been material to date. A significant product recall, warranty claim, or product liability case, especially with respect to our security and life safety-related products or services, could also result in adverse publicity, damage to our reputation, and a loss of consumer confidence in our products and services. We rely on qualified installers and integrators to sell and install many of our products and solutions for end-users and if our solutions are not properly installed they may fail to operate as intended which could adversely impact our reputation and consumer confidence in our products and solutions and otherwise expose us to financial liability and adversely affect our business, results of operations, and financial condition.

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
Our profitability and margin growth are dependent upon our ability to drive sustainable improvements. We seek productivity and cost savings benefits through our ongoing transformation, restructuring, and other programs, such as consolidation and outsourcing of manufacturing operations or facilities, reductions in manufacturing shifts, transitions to cost-competitive regions, workforce optimizations, product line rationalizations and divestitures, and other cost-saving initiatives. Risks associated with these actions that we have in the past or may in the future experience include delays in execution of the planned initiatives, additional unexpected costs, asset impairments, realization of fewer than estimated productivity improvements, reduced ability to manage supply chain anomalies, employment claims, and adverse effects on employee morale leading to reduced production and unanticipated departures. We may not realize the full operational or financial benefits we expect, the recognition of these benefits may be delayed, and these actions may potentially disrupt our operations. In addition, organizational changes, attrition, labor relations difficulties, or work stoppages could have an adverse effect on our business, reputation, financial condition, results of operations, and cash flows.
We are subject to the economic, political, regulatory, foreign exchange, and other risks of international operations.
Our international revenue represented approximately 22% of our net revenue for the year ended December 31, 2025. Our international geographic footprint subjects us to many risks including but not limited to: exchange control regulations; wage and price controls; antitrust/competition and environmental regulations; employment regulations; foreign investment laws; monetary and fiscal policies and protectionist measures that may prohibit acquisitions or joint ventures, establish local content requirements, or impact trade volumes; import, export and other trade restrictions (such as embargoes); tariffs; violations by our employees of anti-corruption laws (despite our efforts to mitigate these risks); changes in regulations regarding transactions with state-owned enterprises; nationalization of private enterprises; natural and man- made disasters, hazards and losses; backlash from foreign labor organizations related to our restructuring actions; violence; civil and labor unrest; acts of terrorism; global conflicts; and our ability to hire and maintain qualified staff and maintain the safety of our employees in these regions.

Additionally, certain of the markets in which we operate have adopted increasingly strict requirements concerning personal and non-personal data, privacy, artificial intelligence and cybersecurity. These requirements may negatively affect our ability to maintain, develop, sell and advertise our products and our services, may limit our ability to derive revenue from data, may require us to disclose product and services data to our competitors, may cause us to incur additional expense in obtaining mandatory or quasi-mandatory certifications, and may restrict our ability to transfer data internationally.

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

Resideo Technologies, Inc.
Maquiladora program and other local regulations, which have become stricter in recent years. In addition, if the Mexican government adopts additional adverse changes to the program, including nationalization, our manufacturing costs in Mexico would increase.

Current global conflicts, have created substantial uncertainty in the global economy, including sanctions and penalties imposed on certain countries from several governments. We are unable to predict the impact that these actions will have on the global economy or on our financial condition, results of operations, and cash flows as of the date of these financial statements.

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
The efficient operation of our business requires substantial investment in technology infrastructure systems, including enterprise resource planning systems, information systems, supply chain management systems, digital commerce systems, and connected solutions platforms and network operations and systems. The failure to acquire, implement, maintain, and upgrade these systems may impact our ability to respond effectively to changing customer expectations, manage our business, scale our solutions effectively, or impact our customer service levels, which may put us at a competitive disadvantage and negatively impact our business, results of operations, financial condition, and cash flows. In connection with our acquisition of the Snap One business, we are in the process of consolidating and integrating our ADI Global Distribution business and Snap One enterprise applications. We have experienced delays in certain aspects of the implementation of certain ADI Global Distribution enterprise systems; while we have resolved concerns to date related to the system implementation, we may not be able to successfully implement or consolidate all systems without additional challenges with the critical implementation process. While we have in the past experienced interruptions of service in our enterprise systems, none of these have been material to date. Repeated or prolonged interruptions of service, due to cyber threats or problems with our systems or third-party technologies could have a significant negative impact on our reputation and our ability to sell products and services. Our business, results of operations, financial condition, and cash flows may be adversely affected if our information systems fail, become unavailable for prolonged periods of time, are corrupted or do not allow us to transmit accurate information. Failure to properly or adequately address these issues, including the failure to fund backups, upgrades, and improvements to our systems, could impact our ability to perform necessary business operations, which could adversely affect our reputation, competitive position, business, results of operations, financial condition, and cash flows. Our ability to keep our business operating is highly dependent on the proper and efficient operation of our own and our third-party data centers, networks, and data backup systems. In addition, a significant portion of our employees are engaged in remote or hybrid work from their homes, which further exposes our IT systems to potential cyber interference and disruption of work activities based on availability and performance of internet access in the regions in which our employees reside.
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

Resideo Technologies, Inc.
arising from such incidents may not be covered by, or may exceed the amount of any insurance available or may not be insurable.
Enhanced tariff, import/export restrictions, or other trade barriers may continue to impact global economic conditions.

We are subject to certain laws and regulations affecting our international operations which, among other things, provide certain preferential duties and tariffs for qualifying imports subject to compliance with the applicable rules of origin and other requirements. Various modifications to global tariffs, sanctions, and other trade measures have introduced uncertainty in global markets that could adversely affect the business of our customers and suppliers, which could in turn negatively impact our net revenue, cash flows, and results of operations.

In addition, the U.S. federal government, and certain states, as well as other foreign governments including the United Kingdom and European Union, have imposed certain restrictions on the licensing, use and import, and export of certain surveillance, networking, telecommunications, and other equipment manufactured by certain of our suppliers based in China for our ADI Global Distribution business, which may require us to find additional sources of end-user products and result in higher costs. We have in the past had inquiries and claims from the U.S. federal government and a U.S. state court regarding sales of certain Chinese made products in the U.S., which inquiries and litigation could impact our business reputation.

On February 20, 2026, the U.S. Supreme Court issued its opinion that the tariffs imposed by the U.S. government under the International Emergency Economic Powers Act (“IEEPA”) were unauthorized. The opinion did not direct refunds or remedies, leaving the decision on that to the lower courts, and it is anticipated that there will be litigation on any remedies set by the lower courts. On a go-forward basis, the U.S. government directed agencies to take measures to cease collection of tariffs, but did not address how or when the tariff collection would stop or whether any refunds should be issued. Further, by a presidential proclamation a new tariff surcharge of not less than 10% was directed under the balance of payments statute (19 USC 2132) on all imports with certain exceptions for certain commodities (e.g., electronics, critical minerals) and United States-Mexico-Canada Agreement (“USMCA”) qualified products. The tariffs under this statute are intended to take effect on February 24, 2026, and will remain in effect for 150 days (the maximum under the statute). Tariffs have not been previously imposed under this statutory provision. We are currently evaluating the impacts of these actions on our business.

Further, we cannot predict the extent to which the U.S. or other countries will impose new or additional quotas, duties, tariffs, taxes, or other similar restrictions upon the import or export of our products in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The continuing adoption or expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could have a material adverse effect on our business, operating results, and financial condition.
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
Addressing stakeholder expectations and regulatory requirements relating to corporate responsibility (“CR”) matters requires an investment of time, money, and other resources. We have periodically communicated our strategies, commitments, and targets related to CR matters through the issuance of a CR report. Although we are committed to these strategies and targets, we may be unable to achieve them due to impacts on resources, operational costs, regulatory changes, and technological advancements. Furthermore, investor and other stakeholder expectations relating to CR matters have changed over time. Any failure or perceived failure by us to achieve our strategies or targets or otherwise respond to stakeholder expectations could adversely impact our business and reputation.

Resideo Technologies, Inc.
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
With respect to our Products and Solutions segment, we operate six manufacturing facilities in Mexico and rely on third-party manufacturing partners with manufacturing capabilities in Mexico. A significant portion of our finished products are manufactured in Mexican sites, several of which operate in water stressed environments. A significant natural disaster or other event affecting the region could have a material and disproportionate impact on our ability to manufacture our products. Further, if a natural disaster or other event occurs in a region from which we derive a significant portion of our revenue, consumers in that region may delay or forego purchases of our products and solutions in the region, which may harm our results of operations for a particular period. These risks may be increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above results in delays or cancellations of orders, or delays in the manufacture, deployment or shipment of our products and solutions, our business, financial condition, cash flows, and results of operations would be harmed, and if such event adversely affects our business and financial results, they may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Risks Associated with the Proposed ADI Spin-Off

The proposed ADI Spin-Off is subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timeline, or at all, and will involve significant time and expense, which could disrupt or adversely affect our business.

Resideo’s proposed separation into two independent, publicly traded companies is complex in nature, and unanticipated developments or changes, including changes in the law, the macroeconomic environment, competitive conditions of Resideo’s markets, regulatory approvals or clearances, the uncertainty of the financial markets and challenges in executing the ADI Spin-Off, could delay or prevent the completion of the transaction or cause the transaction to occur on terms or conditions that are different or less favorable than expected. We expect to complete the ADI Spin-Off in the second half of 2026, subject to satisfaction of customary conditions, including among others, final approval from the Resideo Board of Directors, filing and effectiveness of a registration statement on Form 10 with the SEC, receipt of a tax opinion from our advisors and/or private letter ruling from the Internal Revenue Service, satisfactory completion of financing, and receipt of necessary consents and regulatory approvals. There can be no assurance that the conditions to the completion of the ADI Spin-Off will be satisfied or with respect to the ultimate timing of the intended transaction or that it will be completed at all.

The process of completing the proposed ADI Spin-Off has been and is expected to continue to be time-consuming and involves significant costs and expenses. The ADI Spin-Off costs may be significantly higher than what we currently anticipate and may not yield a discernible benefit if the ADI Spin-Off is not completed or is not well executed, or if the expected benefits of the ADI Spin-Off are not realized. Executing the proposed ADI Spin-Off will also require significant amounts of management’s time and effort, which may divert management’s attention from operating and growing our business. Further, while it is intended that the transaction will be tax-free to the Company’s stockholders for U.S. federal income tax purposes, there is no assurance that the transaction will qualify for this treatment. If the ADI Spin-Off is ultimately determined to be taxable, either the Company, the spun-off entity and/or the Company’s stockholders could incur income tax liabilities that could be significant.

The ADI Spin-Off may not achieve the anticipated benefits and may expose us to additional risks.

We may not realize the anticipated strategic, financial, operational or other benefits of the ADI Spin-Off. Whether or not the spin-off is completed, we may face material challenges in connection with the intended separation, including but not limited to, attracting, retaining and motivating employees during the pendency of the ADI Spin-Off and following its completion; addressing disruptions to our supply chain, manufacturing, sales and distribution and other operations resulting from separating the Company into two independent companies; separating the Company’s information systems; and the impact of having to operate under the terms of any agreements we enter into in connection with the ADI Spin-Off.

Resideo Technologies, Inc.
Additionally, there is no assurance that following the ADI Spin-Off each separate company will be successful and we cannot predict whether the market value of our common stock after the intended separation will be, in the aggregate with the shares of the spun-off entity, less than, equal to or greater than the market value of our common stock prior to the separation. The trading price of our common stock may be more volatile prior to, around the time of or following the intended separation.

A spin-off of ADI Global Distribution business could adversely affect our earnings and cash flows.

ADI Global Distribution business contributed 64% of our revenue and 35% of our operating income during the twelve months ended December 31, 2025. If the ADI Spin-Off is completed, it may adversely affect our earnings and cash flows, which in turn may result in our failure to maintain our current credit ratings from independent rating agencies that could adversely affect our cost of capital and our liquidity and access to the capital markets. If our access to capital were to become constrained significantly, or if costs of capital increased significantly, that could have a material adverse impact on our business and results of operations.
Risks Relating to Legal and Regulatory Matters
Failure to comply with the broad range of standards, laws, and regulations in the jurisdictions in which we operate may result in exposure to substantial disruptions, costs, and liabilities.
Applicable laws and regulations impose complex, stringent, and costly compliance activities, including but not limited to environmental, health, and safety protection standards and permitting, labeling and other requirements regarding, among other things, electronic and wireless communications, air emissions, wastewater discharges, the use, handling, and disposal of hazardous or toxic materials, remediation of environmental contamination, anti-money-laundering and anti-corruption, antitrust and competition law concerns, data security, data protection and data privacy, consumer protection and working conditions, and benefits for and compensation of our employees. We may also be affected by future standards, laws, or regulations, including those imposed in response to cybersecurity, energy, decarbonization, climate change, product functionality, geopolitical, corporate social responsibility, data privacy, artificial intelligence, new types of online advertising, or similar concerns. We expect that the growth of our business may depend on our development of new technologies in response to such regulations and laws. These standards, laws, or regulations may further impact our costs of operation, the sourcing of raw materials, and the manufacture, design, redesign, and distribution of our products and place restrictions and other requirements on the products and solutions we can sell. The net revenue and margins of our business are directly impacted by government regulations, including safety, performance, and product certification regulations, particularly those driven by customer demands, as well as changes in trade agreements, tariffs, and environmental and energy efficiency standards. We have in the past been subject to and in the future may be subject to various claims, including legal and regulatory claims arising in the normal course of business. Such claims may include without limitation employment and benefits claims, product recall, personal injury, network security, breaches of or other non-compliance with cybersecurity, data protection, data privacy, or advertising and marketing regulations, or property damage claims resulting from the use of our products, services, or solutions, as well as exposure to hazardous materials, contract disputes, or intellectual property disputes. The actual costs of resolving legal claims may be substantially higher or lower than the level of insurance coverage we hold and/or the amounts accrued for such claims or may be excluded from coverage. In the event of unexpected future developments, it is possible that the ultimate resolutions of such matters could be unfavorable.
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

Resideo Technologies, Inc.
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
In the ordinary course of business, we may make certain commitments, including representations, warranties, and indemnities relating to current and past operations, and issue guarantees of third-party obligations. We have in the past and may in the future be subject to various lawsuits, investigations, or disputes arising out of the conduct of our business, including matters relating to public disclosure and reporting, commercial transactions, government contracts, product liability, prior acquisitions and divestitures, compliance with laws, labor and employment matters, employee benefit plans, intellectual property, and environmental, health and safety matters.
We have incurred, and may continue to incur, significant costs in connection with some or all of these matters.

While we maintain or may otherwise have access to insurance for certain risks, certain risks may be excluded, and the amount of our insurance coverage may not be adequate to cover the total amount of all insured claims, legal fees, costs, and liabilities, and we may have to satisfy high insurance retentions. The incurrence of significant liabilities for which there is no or insufficient insurance coverage (or where there is available insurance but high retention levels) could adversely affect our liquidity and financial condition, results of operations, and cash flows.
As described in Note 15. Commitments and Contingencies of the Notes to Consolidated Financial Statements, we are subject to potentially material liabilities related to the investigation and cleanup of environmental hazards and to claims of personal injuries or property damages that may arise from hazardous substance releases and exposures. These liabilities arise out of our current and past operations and the operations and properties of predecessor companies (including off-site waste disposal). We are also subject to potentially material liabilities related to compliance of Resideo owned sites with the requirements of various federal, state, local, and foreign governments that regulate the discharge of materials into the environment and the generation, handling, storage, treatment, and disposal of and exposure to hazardous substances. If we are found to be in violation of these laws and regulations, we may be subject to substantial fines, criminal sanctions, trade restrictions, product recalls, public exposure, and be required to install costly equipment or make operational changes to achieve compliance with such laws and regulations.
Risks related to the Honeywell Spin-Off, our agreements and our relationships with Honeywell
In connection with the Honeywell Spin-Off, we entered into the Tax Matters Agreement with Honeywell, pursuant to which we are responsible and will indemnify Honeywell for certain taxes, including certain income taxes, sales taxes, VAT, and payroll taxes, relating to the business for all periods, including periods prior to the consummation of the Honeywell Spin-Off (“Tax Matters Agreement”). Refer to Note 15. Commitments and Contingencies of the Notes to Consolidated Financial Statements.
The Honeywell Spin-Off was generally intended by Honeywell to be a tax-free transaction for our stockholders, but any failure to comply with the relevant tax requirements could result in certain of our stockholders incurring substantial tax liabilities. In addition, we may have material payment obligations to Honeywell under the Tax Matters Agreement, including upon the resolution of pending or future disputes with Honeywell regarding the appropriate allocation of tax liabilities incurred in connection with the Honeywell Spin-Off.
We may have disputes with Honeywell regarding the allocation of tax related liabilities between us and Honeywell under the Tax Matters Agreement. While we maintain reserves for potential liabilities arising under the Tax Matters Agreement,

Resideo Technologies, Inc.
to the extent we are obligated to indemnify Honeywell for tax related liabilities in respect of matters that are not reserved or in excess of reserved amounts, including upon resolution of any dispute with Honeywell, such payments could have a material adverse effect on our business, financial condition, and cash flows.
In addition, conflicts of interest have arisen in the past and may in the future arise with Honeywell in a number of areas relating to our past and ongoing relationships, including: tax, employee benefit, indemnification, and other matters arising from our separation from Honeywell; intellectual property matters; and interpretations of contractual arrangements.
We may not be able to resolve any potential conflicts, and, even if we do so, the resolution may be less favorable to us than if we were dealing with a party other than our former parent company.
The agreements that we entered into with Honeywell in connection with the Honeywell Spin-Off may impose significant restrictions on us and our subsidiaries and limit our ability to engage in actions that may be in our long-term best interests. As described in more detail in Note 15. Commitments and Contingencies of the Notes to Consolidated Financial Statements, the Trademark Agreement is terminable by Honeywell under certain circumstances, including if we fail to comply with all material obligations. The Trademark Agreement also automatically terminates upon the occurrence of a change of control of Resideo that is not approved by Honeywell and automatically terminates as to any subsidiary of Resideo upon it ceasing to be a wholly owned subsidiary of Resideo. Any termination of the Trademark Agreement could have a material adverse effect on our business, financial condition, cash flows, and reputation. In addition, the provisions of the Trademark Agreement in respect of a change of control of Resideo or the sale of any interests in any subsidiary of Resideo may impact our ability to enter into transactions that are otherwise in the best interests of our stockholders. Our intention to separate the ADI Global Distribution business through a tax-free spin-off to our shareholders does not impact the terms of the Trademark Agreement.
We and Honeywell also have had and may in the future have disputes under the agreements and related exhibits entered into in connection with the Honeywell Spin-Off. In addition, because of their former positions with Honeywell, certain of our executive officers, own equity interests in Honeywell. Continuing ownership of Honeywell stock and equity awards could appear to create potential conflicts of interest if our Company and Honeywell face decisions that could have implications for both our Company and Honeywell.
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
We may require additional capital in the future to finance our growth and development, upgrade and improve our manufacturing capabilities, implement further marketing and sales activities, fund ongoing research and development activities, satisfy regulatory and environmental compliance obligations and national approvals requirements, fund acquisitions, pay preferred stock dividends to the extent we choose to settle these dividends in cash, and meet general working capital needs. If our access to capital were to become constrained significantly, or if costs of capital increased significantly, due to lowered credit ratings, increased interest rates, prevailing business conditions, financial leverage, the volatility of the capital markets, decreased investor interest, or other factors, our business, financial condition, results of operations, and cash flows could be adversely affected and our ability to fund future development and acquisition activities could be impacted.
We believe that we have adequate capital resources to meet our projected operating needs, capital expenditures, and other cash requirements. However, we may need additional capital resources in the future and if we are unable to obtain

Resideo Technologies, Inc.
sufficient resources for our operating needs, capital expenditures, and other cash requirements for any reason, our business, financial condition, and results of operations could be adversely affected.
Risks Relating to Our Common Stock and the Securities Market
Our stock price has been volatile; stockholder’s percentage ownership in our Company may be diluted in the future.
The market price of our common stock has been volatile in the past and may be volatile in the future. The market price of our common stock may be significantly affected by the following factors: actual or anticipated fluctuations in our operating results; changes in financial estimates by securities analysts or our failure to perform in line with such estimates; announcements by us or our competitors of significant technical innovations, acquisitions, divestitures, strategic partnerships, joint ventures, or capital commitments; the potential spin-off of the ADI Global Distribution business; the loss of, or decrease in sales to, one or more key customers; global macroeconomic conditions; and departures of key personnel.

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
In June 2024, we issued 500,000 shares of Series A Cumulative Convertible Participating Preferred Stock, par value $0.01 per share (the “Preferred Stock”), to CD&R Channel Holdings, L.P. (the “CD&R Stockholder”), an entity affiliated with the investment firm Clayton, Dubilier & Rice LLC, pursuant to an Investment Agreement dated April 14, 2024. The proceeds of the issuance were used to partially finance the Snap One transaction. The Preferred Stock is convertible perpetual participating preferred stock of Resideo. Refer to Note 16. Stockholders’ Equity of the Notes to Consolidated Financial Statements for a description of the material terms of the Preferred Stock, including with respect to conversion rights, voting rights, dividend rights, anti-dilution adjustments and the Company’s optional redemption rights.
Certain of the preferential rights belonging to the Preferred Stock could result in divergent interests between the holders of the Preferred Stock and our common shareholders. In addition, our obligations to pay regular dividends to the holders of the Preferred Stock (which we may elect to pay in cash or in-kind) or the exercise of any of our optional redemption rights with respect to the outstanding Preferred Stock could, if paid in cash, impact our liquidity and reduce the amount of cash available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes.
The CD&R Stockholder holds a significant equity interest in our business and may exercise influence over us, including through its ability to designate up to two directors to our board of directors, and its interests as a preferred equity holder may diverge from, or even conflict with, the interests of our other holders of our common stock.
The CD&R Stockholder beneficially owns shares of our common stock and Preferred Stock, which, taken together on an as-converted basis, represent approximately 19.9% of our total voting power based on CD&R’s Schedule 13-D filed November 11, 2025 and total shares outstanding as of December 31, 2025. As a result, the CD&R Stockholder may have the indirect ability to influence our policies and operations. In addition, under the Investment Agreement, the CD&R Stockholder is entitled to appoint up to two directors to our board of directors, subject to specified minimum ownership requirements. Both Nathan K. Sleeper and John Stroup, partners at CD&R, currently serve as directors. With such representation on our board of directors, the CD&R Stockholder has influence over the appointment of management and

Resideo Technologies, Inc.
any action requiring the vote of our board of directors, including significant corporate action such as mergers and sales of substantially all of our assets. Additionally, for so long as the CD&R Stockholder owns Preferred Stock, certain matters will require the approval of the CD&R Stockholder, including: (1) amendments to our certificate of incorporation, the certificate of designations for the Preferred Stock or our bylaws that would alter or change the terms or the powers, preferences, rights, or privileges of the Preferred Stock as to affect them adversely; (2) authorizing, creating, increasing the authorized amount of, or issuing any class or series of equity securities that rank senior to or on party with the Preferred Stock; (3) increasing or decreasing the authorized number of shares of Preferred Stock; (4) amending certain debt financing documents to include limitations on our ability to accrue dividends on the Preferred Stock that are more restrictive in any material respect than those set forth in our existing debt financing documents; or (5) adopting any plan of liquidation or filing any voluntary petition for bankruptcy, receivership, or any similar proceeding. The CD&R Stockholder and its affiliates are in the business of making or advising on investments in companies, including businesses that may directly or indirectly compete with certain portions of our business. In addition, the CD&R Stockholder may have an interest in pursuing acquisitions, divestitures, financings, or other transactions that, in their judgment, could enhance their overall equity investment and have a negative impact to holders of our common stock as a whole.
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
Our future performance is highly dependent upon the continued services of our employees and management who have significant industry expertise, including our engineering and design personnel and trained sales force. Our performance is also dependent on the development of additional personnel and the hiring of new qualified personnel for our operations. Competition for qualified personnel in our markets is intense; many locations in which we operate have seen competition for talent and increases in wages, and we may not be successful in attracting or retaining qualified personnel. The loss of key employees, our inability to attract new qualified employees or adequately train employees, or the delay in hiring key personnel could negatively affect our business, financial condition, results of operations and cash flows. With our intent to spin our ADI Global Distribution business, there can be no guarantee that we will be able to recruit and retain critical executive talent who have the necessary skill sets and capabilities required to lead the Company, nor can we guarantee the timeline required for such recruitment.
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
We are exposed to a variety of market risks, including the effects of changes in currency exchange rates. Refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Approximately 22% of our 2025 net revenue was derived outside the U.S., and we expect sales to non-U.S. customers to continue to represent a similar portion of our consolidated net revenue. A significant amount of our payment obligations, including pursuant to the Tax Matters Agreement and our debt obligations are denominated in U.S. dollars. Finally, we generate significant amounts

Resideo Technologies, Inc.
of cash outside of the U.S. that are invested with foreign financial counterparties. These factors expose us to foreign exchange risk.
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
We test, at least annually, the carrying value of goodwill for impairment, as discussed in Note 2. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements. We review other intangible assets and long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. The estimates and assumptions about future results of operations and cash flows made in connection with the impairment testing could differ from future actual results. If the assumptions used in our analysis are not realized or if there was an adverse change in facts and circumstances, it is possible that an impairment expense may need to be recorded in the future. If the fair value of our reporting units falls below their carrying amounts because of reduced operating performance, market declines, changes in the discount rate, or other conditions, expenses for impairment may be necessary. Any such expenses may have a material negative impact on our results of operations. There were no material impairment expenses taken during the years ended December 31, 2025, 2024, and 2023.
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
Item 1B. Unresolved Staff Comments.

None.

Resideo Technologies, Inc.

Item 1C. Cybersecurity.
We maintain an Enterprise Risk Management (“ERM”) program, which is managed by members of senior management, designed to identify, assess, and monitor key risks that are aligned with our strategic and business objectives. Our policies and processes are based on recognized frameworks established by the National Institute of Standards and Technology (“NIST”), the International Organization for Standardization and other applicable industry standards. We apply NIST best practices in how we implement security and privacy controls. We use NIST to define our practice in conducting risk assessments as well as to define our approach in managing internet of things (“IOT”) device security. We have identified various cybersecurity risks that could adversely affect our business, results of operations, and financial condition, including violation of privacy laws, intellectual property theft, fraud, business interruption or ransomware, harm to customers or employees and other legal and reputational risks.

Our Chief Information Security Officer (“CISO”) oversees our information security program, leading a team responsible for enterprise-wide cybersecurity strategy, policy, process, standards, and architecture. Our CISO holds a master’s in information security and an MBA in technology management and has over twenty-five years of technology leadership experience, along with other certifications in efficiency and project management. Beyond the CISO, the security team in charge of incident management has a strong bench of experienced information security practitioners holding diverse degrees in science, technology, computer science, and mathematics. Members of the operations team have certifications such as the Certified Information Systems Security Professional (“CISSP”), Certified Information Security Manager (“CISM”), Offensive Security Certified Professional (“OSCP”), Certified Ethical Hacker, and many more. They all come from backgrounds that complement professions in security and all of them have at least several years of industry experience.

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

We have an established practice to oversee and manage third-party service providers in order to protect our interests related to cybersecurity threats. The Contract and Procurement Security Services (“CPSS”) process has several key requirements of third-party vendors who manage or control our electronic information resources to ensure they protect our interests in cybersecurity, including: adherence to cybersecurity best practices, such as the NIST Cybersecurity Framework; completion of a security assessment questionnaire prior to any contract execution; and through application of our GRC (Governance, Risk, and Compliance) Tool, which triggers automatic annual security reviews of vendors. The security compliance team within the CISO’s organization actively reviews and assesses third-party responses and takes appropriate actions based on such responses.

The Board and the committees of the Board oversee our risk profile and exposures relating to matters within the scope of their authority. Among other matters, the Audit Committee is charged with oversight of Resideo’s risks relating to enterprise-wide cybersecurity, including review of the state of our cybersecurity policies and programs and steps

Resideo Technologies, Inc.
management has taken to monitor and control such exposures. Cybersecurity review with the CISO is a regular standing calendar item of the Audit Committee in connection with its overall ERM program oversight. In addition, our Audit Committee provides oversight of our product technology and software cybersecurity program. The Audit Committee, together with the CISO, provide the full Board with visibility into the risks that impact us and the plans to mitigate them. The CISO’s reports to the committees and the Board include insights on operations, business cyber risks, emerging threats and key strategic initiatives driving improved security capabilities, and special topics around what we are doing to strengthen Resideo’s security posture.

Item 2. Properties.
Our corporate headquarters is located in Scottsdale, Arizona. The following table shows the types of sites owned or leased by business segment:

	Products and Solutions	ADI Global Distribution	Corporate	Total
Manufacturing	15	—	—	15
Distribution centers	4	21	—	25
Branches	—	198	—	198
Other	36	26	3	65
Totals	55	245	3	303
Other sites owned or leased include offices, engineering, lab, and storage sites used by one or more of the business segments.
The following table shows the regional distribution of these sites:

	Americas	Asia Pacific	EMEA
Sites	215	11	77

With respect to our Products and Solutions segment, we operate six manufacturing facilities in Mexico and rely on third-party manufacturing partners with manufacturing capabilities in Mexico.

In addition to the above sites, we partner with third-party logistics that operate warehousing and transportation sites for some of our ADI Global Distribution products.

The majority of our sites are leased rather than owned. We believe our properties are adequate and suitable for our business as presently conducted and are adequately maintained.

Item 3. Legal Proceedings.

We are subject to various lawsuits, investigations, and disputes arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employee matters, intellectual property, trade and tax compliance, compliance with laws and environmental, health, and safety matters. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of adverse judgments of outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. We do not currently believe that such matters are material to our results of operations. Refer to Note 15. Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Item 4. Mine Safety Disclosures.

Not applicable.

Resideo Technologies, Inc.
PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the New York Stock Exchange under the symbol “REZI.” On February 17, 2026, there were 30,288 holders of record of our common stock and the closing price of our common stock on the New York Stock Exchange was $36.42 per share. As of February 17, 2026, approximately 151 million shares of our common stock and 0.5 million shares of our Preferred Stock were outstanding.
Dividends
We have never declared or paid any cash dividends on our common stock and we currently do not intend to pay cash dividends on our common stock. However, we are required to make preferred dividend payments under the terms of our Preferred Stock in cash or in-kind. We currently expect to retain any future earnings to fund the operation and expansion of our business, pay back debt obligations, or to repurchase our common stock. The Board’s decision regarding any future payment of common stock dividends will depend on the consideration of many factors, including our financial condition, earnings, sufficiency of distributable reserves, opportunities to retain future earnings for use in the operation of our business and to fund future growth, capital requirements, debt service obligations, obligations under the Tax Matters Agreement, legal requirements, regulatory constraints, and other factors that the Board deems relevant. Additionally, the terms of the indebtedness, including obligations owed to Honeywell under the Tax Matters Agreement, Trademark License, and Patent Cross-License Agreements, may limit our ability to pay cash dividends. Refer to Note 15. Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information.
Issuer Purchases of Equity Securities

During the three months ended December 31, 2025, we did not make any common share repurchases. As of December 31, 2025, we had approximately $108 million of authorized repurchases remaining under our share repurchase program.

Stock Performance

The following graph shows a comparison through December 31, 2025 of the cumulative total returns for (i) our common stock, (ii) the S&P Small Cap 600 Index, and (iii) the S&P 400 Industrials assuming an initial investment of $100 in the stock or the index on December 31, 2020 and reinvestment of all dividends. This graph covers the period from December 31, 2020 through December 31, 2025. The returns in the graph are not intended to forecast or be indicative of possible future performance of our common stock.
Item 6. [RESERVED]

Resideo Technologies, Inc.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In millions, except per share amounts)

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help readers understand the results of our operations and financial condition for the three years ended December 31, 2025, and should be read in conjunction with the Consolidated Financial Statements and the notes thereto contained elsewhere in this Form 10-K.
Current Period Highlights
•Net revenue of $7.47 billion in 2025, up 10.5% from $6.76 billion in 2024
•Gross profit margin of 29.4%, compared to 28.1% in the prior year comparable period
•Income from operations of $607 million, or 8.1% of revenue, compared to $520 million, or 7.7% of revenue in 2024
•Fully diluted earnings (loss) per common share of $(3.77), compared to $0.61 per common share in the same period last year

Overview and Business Trends
We are a global manufacturer, developer, and distributor of technology-driven sensing and controls products and solutions that help homeowners and businesses stay connected and in control of their comfort, security, energy use, and smart living. We are a leading player in key product markets including home heating, ventilation, and air conditioning controls; smoke and carbon monoxide detection home safety and fire suppression; and security. Our global footprint serves residential and commercial end-markets. Our solutions and services can be found in over 150 million residential and commercial spaces globally, with tens of millions of new devices sold annually.

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
Our ADI Global Distribution segment is a leading, global specialty distributor of professionally installed low-voltage products, including security and AV solutions, serving commercial and residential markets through an omnichannel go-to-market platform. ADI Global Distribution sells primarily to licensed professional installers, dealers, and integrators. We offer an expansive list of products from leading suppliers across key specialty low-voltage categories. ADI complements our third-party supplier products with a suite of exclusive brands and services offerings.
Our financial performance is influenced by macroeconomic factors underlying end user demand such as repair and remodeling activity, residential and commercial construction, new and existing home sales, employment rates, interest rates and bank lending standards, and supply chain dynamics that can be influenced by geopolitics. The ongoing uncertainty and volatility in the global macroeconomic and political environments have affected, and could continue to affect, our visibility toward future performance. Uncertainties remain, including the global tariff environment, geopolitical relations between and among the U.S. and other countries, potential for changes in inflation and interest rates, increased labor costs, reduced consumer spending due to softening labor markets, elevated mortgage rates, shifts in energy policies, and potential market and other disruption from any of the above.

Outlook

For 2026, we anticipate executing our business operations against a highly dynamic global macroeconomic environment. The vast majority of costs associated with the building products that the Products and Solutions segment sells in the U.S. are incurred in Mexico. Most Products and Solutions products manufactured in Mexico, along with a significant portion of the ADI Global Distribution segment products sourced in Mexico, are currently exempt from tariffs under the USMCA or specific commodity exceptions. Tariff impacts related to imported products that are not subject to the USMCA or another exception may be impacted by the new tariff surcharge of at least 10%. We will continue to take actions to address the cost

Resideo Technologies, Inc.
impact of any tariffs that affect our business; however, rising prices and other macroeconomics factors may lead to lower purchase levels by our customers. We are monitoring these dynamics closely and will adjust our business operations as appropriate. Also, we anticipate slow growth in the U.S. residential housing market and a moderation of growth in the non-residential construction market. Based on the aforementioned, our 2026 revenue outlook is growth in the mid-single-digits range year-over-year.

Basis of Presentation and Reclassifications
Refer to Note 1. Nature of Operations and Basis of Presentation of the Notes to Consolidated Financial Statements.
Results of Operations
This section of the Form 10-K discusses fiscal 2025 and fiscal 2024 items and year-over-year comparisons of these periods. Discussions of fiscal 2023 items and year-over-year comparisons between fiscal 2024 and fiscal 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our 2024 Annual Report on Form 10-K filed February 20, 2025.
The following table represents results of operations on a consolidated basis for the periods indicated:

Resideo Technologies, Inc.

	Years Ended December 31,
(in millions, except per share data and percentages)	2025	2024	$ change	% change
Net revenue	$7,472	$6,761	$711	10.5%
Cost of goods sold	5,276	4,860	416	8.6%
Gross profit	2,196	1,901	295	15.5%
Gross Profit %	29.4%	28.1%		130 bps
Operating expenses:
Research and development expenses	167	111	56	50.5%
Selling, general and administrative expenses	1,266	1,138	128	11.2%
Intangible asset amortization	122	80	42	52.5%
Restructuring, impairment and extinguishment costs	16	52	(36)	(69.2)%
Business separation costs	18	—	18	NA
Total operating expenses	1,589	1,381	208	15.1%
Income from operations	607	520	87	16.7%
Indemnification Agreement expense (1)	972	211	761	360.7%
Other expense (income), net	(43)	7	(50)	(714.3)%
Interest expense, net	135	81	54	66.7%
Net income (loss) before taxes	(457)	221	(678)	(306.8)%
Provision for income taxes	70	105	(35)	(33.3)%
Net income (loss)	(527)	116	(643)	(554.3)%
Less: preferred stock dividends	35	19	16	84.2%
Less: undistributed income allocated to preferred stockholders	—	6	(6)	(100.0)%
Net income (loss) available to common stockholders	$(562)	$91	$(653)	(717.6)%

Earnings (loss) per common share
Basic	$(3.77)	$0.62	$(4.39)	(708.1)%
Diluted	$(3.77)	$0.61	$(4.38)	(718.0)%

Weighted average common shares outstanding:
Basic	149	146
Diluted	149	149
(1) In connection with the Honeywell Spin-Off, we entered into an indemnification and reimbursement agreement, pursuant to which we had an obligation to make cash payments associated with Honeywell’s environmental liabilities (the “Indemnification Agreement”) which was terminated in August 2025.

Net Revenue

Net revenue for the year ended December 31, 2025 was $7,472 million, an increase of $711 million, or 10.5%, compared to the same period in 2024. The increase was primarily due to $446 million of revenue from the acquisition of Snap One, $193 million from favorable price and mix, $47 million from higher sales volume, and $32 million from favorable foreign currency exchange rates.

Resideo Technologies, Inc.
Gross Profit

The chart below presents the drivers of the gross profit variance from the years ended December 31, 2024 to December 31, 2025.

2,500
2,000
1,500
1,000
500
$ in Millions
$1,901
$(5)
$162
$133
$(3)
$8
$2,196
2024 Gross Profit
Manufacturing Costs
Acquisition/ Divestiture, Net
Price & Mix
Sales Volume
Other
2025 Gross Profit

Gross profit for the year ended December 31, 2025 was $2,196 million, an increase of $295 million, or 15.5%, compared to the same period in 2024, as shown in the above waterfall.

Gross margin rate for the year ended December 31, 2025 was 29.4%, an increase of 130 basis points (“bps”) from the prior year. The increase was primarily driven by favorable price and mix shift of 100 bps, and favorable impacts from the acquisition of Snap One of 50 bps. The increase was partially offset by lower margins on sales volumes of 20 bps.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2025 were $167 million, an increase of $56 million, or 51% compared to the same period in 2024. The increase was primarily driven by $34 million from Products and Solutions related to incremental headcount and third-party services to develop and introduce new products into the market, and $22 million from ADI Global Distribution primarily as a result of the acquisition of Snap One.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2025, were $1,266 million, an increase of $128 million, or 11.2%, compared to the same period in 2024. The increase was driven by $78 million of higher operating costs versus prior year associated with the acquisition and integration of Snap One, $44 million of incremental operating costs including payroll and benefits, rent, and third-party spend, and $6 million of unfavorable foreign currency impacts.

Intangible Asset Amortization

Intangible asset amortization for the year ended December 31, 2025 was $122 million, an increase of $42 million, or 53% compared to the same period in 2024. The increase was primarily due to amortization expense of $36 million associated with the new intangible assets acquired in the Snap One acquisition, and $6 million higher amortization primarily related to an increase in capitalized software development.

Resideo Technologies, Inc.
Restructuring, Impairment and Extinguishment Costs

Restructuring, impairment and extinguishment costs for the year ended December 31, 2025 were $16 million, a decrease of $36 million, or 69% compared to the same period in 2024. The decrease was due to $26 million of lower restructuring costs in 2025 due to fewer restructuring actions, $6 million of lower impairment expenses associated with certain equity investments in the prior year, and $4 million of lower debt extinguishment and modification costs.

Business Separation Costs

Business separation costs for the year ended December 31, 2025 were $18 million. These expenditures are one‑time in nature and included third‑party advisory, consulting, legal, and other incremental separation‑related costs incurred in connection with the announced ADI Spin-Off.

Indemnification Agreement Expense

Indemnification Agreement expense for the year ended December 31, 2025 was $972 million, an increase of $761 million compared to the same period in 2024. The increase was driven by additional expense incurred in connection with the termination of the Indemnification Agreement with Honeywell.

Other expense (income), net

Other income, net for the year ended December 31, 2025 was $43 million, a change of $50 million compared to other expenses, net of $7 million in the same period in 2024. The change was primarily driven by a $52 million gain on sale recorded in 2025 in connection with the sale of the Resideo Grid Services business by the Products and Solutions segment, and $11 million from amortization of actuarial gains related to the non-U.S. pension plans, which was partially offset by $17 million of foreign currency impacts.

Interest Expense, Net

Interest expense, net for the year ended December 31, 2025 was $135 million, an increase of $54 million, or 67% compared to the same period in 2024. The increase was primarily due to an approximately $1.2 billion increase in outstanding debt resulting in $34 million of higher interest expense, a decrease of $14 million in interest rate derivative related receipts due to interest rate fluctuations and a lower aggregate notional amount of interest rate swaps due to maturities, and lower interest income of $5 million as a result of lower interest rates and lower cash balances.

Tax Expense

Income tax expense for the year ended December 31, 2025 was $70 million, a decrease of $35 million or 33% compared to the same period in 2024. The decrease was primarily driven by a decrease in income before taxes and an increase in the non-deductible Indemnification Agreement expense, offset by an increase in deductible interest expense.

The effective income tax rate decreased from 47.5% to (15.3)%, compared to the same period in 2024, primarily driven by the mix of earnings across the jurisdictions in which we operate, decreased income before taxes with relatively fixed non-deductible expenses, a large increase in the non-deductible Indemnification Agreement expense offset by an increase in deductible interest expense and U.S. taxation of foreign earnings.

Resideo Technologies, Inc.
Segment Results of Operations

Products and Solutions

The chart below presents net revenue and income from operations for the years ended December 31, 2025 and December 31, 2024.
Products and Solutions net revenue for the year ended December 31, 2025 was $2,688 million, an increase of $124 million, or 4.8%, compared to the same period in 2024. The increase is primarily due to an $129 million favorable impact from price and mix, and $14 million from favorable foreign currency exchange rates. The increase was partially offset by $19 million from lower sales volumes.

Income from operations for the year ended December 31, 2025 was $555 million, an increase of $52 million, or 10.3%, compared to the same period in 2024. The increase is primarily due to favorable price and mix shift of $72 million, $11 million reduction in engineering costs within cost of goods sold, lower restructuring costs of $9 million, and lower manufacturing costs of $4 million. The increase was partially offset by $34 million of incremental research and development expenses, reflecting a strategic reallocation of engineering resources to support new product development, and lower sales volumes of $13 million.

ADI Global Distribution

The chart below presents net revenue and income from operations for the years ended December 31, 2025 and December 31, 2024.
ADI Global Distribution net revenue for the year ended December 31, 2025 was $4,784 million, an increase of $587 million, or 14.0%, compared to the same period in 2024. The increase was primarily driven by $446 million of

Resideo Technologies, Inc.
revenue from the acquisition of Snap One, $66 million from higher sales volumes, $64 million from favorable price and mix shift, and $18 million from favorable foreign currency exchange rates.

Income from operations for the year ended December 31, 2025 was $212 million, an increase of $17 million, or 8.7%, compared to the same period in 2024. The increase was primarily driven by $162 million in additional gross profit from the acquisition of Snap One, $61 million from net favorable price and mix shift, $11 million lower restructuring expense, and $10 million from higher sales volumes. This increase was partially offset by an increase in selling, general and administrative expenses of $146 million including payroll and benefits, rent, bad debt, and third-party spend. Additionally, amortization increased by $40 million primarily due to intangibles acquired as part of the Snap One acquisition, research and development costs increased by $22 million, freight and duties increased by $10 million primarily due to the one-time impacts from our system implementation, and we had $10 million in unfavorable impacts due to foreign currency exchange rates and other miscellaneous items.

Corporate

Corporate costs for the year ended December 31, 2025 were $160 million, a decrease of $18 million, or 10.1% compared to the same period in 2024. The decrease was primarily driven by $33 million of Snap One acquisition and integration costs incurred in the prior year, and lower restructuring, impairment and extinguishment costs of $16 million. The decrease was partially offset by $18 million of business separation costs related to the announced ADI Spin-Off and incremental operating costs of $11 million including payroll and benefits and third-party spend.

Liquidity and Capital Resources

As of December 31, 2025, total cash and cash equivalents were $661 million, of which 33% were held by foreign subsidiaries. Our liquidity is primarily dependent on our ability to continue to generate positive cash flows from operations, supplemented by external sources of capital as needed. Additional liquidity may also be provided through access to the capital markets and our senior secured revolving credit facility in an aggregate principal amount of $500 million (the “A&R Revolving Credit Facility”).

In August 2025, we made a pre-tax, one-time cash payment of $1,590 million to Honeywell to terminate the Indemnification Agreement. This was partially financed in the amount of $1,225 million in incremental term loans under our credit agreement with JPMorgan Chase Bank N.A. as administrative agent (the “A&R Credit Agreement”), which mature in August 2032. The remainder of the payment to Honeywell was financed with our existing cash. Refer to Note 11. Long-Term Debt and Note 15. Commitments and Contingencies of the Notes to Consolidated Financial Statements for further discussion.

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

A&R Credit Agreement and Senior Notes

As of December 31, 2025, we had $3,231 million of total debt, including $2,331 million outstanding under our A&R Credit Agreement, $300 million 4.000% Senior Notes due 2029, and $600 million 6.500% Senior Notes due 2032. We have $18 million in outstanding debt due in the next twelve months and $46 million of unamortized deferred financing costs. The Senior Notes due 2029 and Senior Notes due 2032 are senior unsecured obligations of Resideo guaranteed by Resideo’s existing and future domestic subsidiaries and rank equally with all of Resideo’s senior unsecured debt.

Resideo Technologies, Inc.

We have also entered into certain interest rate swap agreements based on the term secured overnight financing rate (“Term SOFR”). These interest rate swap agreements effectively convert a portion of our variable-rate debt to fixed-rate debt. Additionally, we assumed an interest rate cap in 2024 which effectively capped the interest on a portion of our variable-rate debt with a notional amount of $342 million and a strike rate of 4.79% (the “Interest Rate Cap”). Pursuant to the terms of the Interest Rate Cap, we paid a premium of $7 million at the maturity date of December 31, 2025; therefore, the instrument was fully settled and is no longer outstanding.

In August 2025, we issued $1,225 million of incremental terms loans which mature in August 2032, the net proceeds of which were used primarily to fund the termination of the Indemnification Agreement. As a result of the August 2025 amendment, the A&R Term B Facility bears interest at a rate per annum based on Term SOFR plus an interest rate margin of 2.00% per annum.

As of December 31, 2025, we were in compliance with all covenants related to the A&R Credit Agreement, Senior Notes due 2029, and Senior Notes due 2032.

Refer to Note 11. Long-Term Debt and Note 12. Derivative Financial Instruments of the Notes to Consolidated Financial Statements for a description of our debt obligations and the timing of future principal and interest payments, including impacts from our interest rate derivatives.

Common Share Repurchase Program

In August 2023, we announced that our Board of Directors authorized a share repurchase program for the repurchase of up to $150 million of our common stock over an unlimited time period. During the twelve months ended December 31, 2025, there were no common stock repurchases. During the twelve months ended December 31, 2024, we repurchased approximately 75 thousand shares of common stock in the open market at a total cost of $1 million. As of December 31, 2025, we had approximately $108 million of authorized repurchases remaining under the share repurchase program.

Cash Flow Summary for the Years Ended December 31, 2025 and 2024

Our cash flows from operating, investing, and financing activities for the years ended December 31, 2025 and 2024, as reflected in the Consolidated Financial Statements are summarized as follows:

	Years Ended December 31,
	2025	2024	$ change
Cash provided by (used in):
Operating activities	$(1,137)	$444	$(1,581)
Investing activities	(39)	(1,409)	1,370
Financing activities	1,128	1,031	97
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	17	(10)	27
Net increase (decrease) in cash, cash equivalents and restricted cash	$(31)	$56	$(87)

2025 compared with 2024

Net cash used for operating activities for the year ended December 31, 2025 was $1,137 million, a decrease in cash from operating activities of $1,581 million. This change was primarily driven by a net loss of $527 million in 2025 compared to net income of $116 million in the prior year, a $583 million use of cash in 2025 versus a $71 million source of cash in the prior year associated with long-term obligations payable under the Indemnification Agreement. The decrease was also driven by an $111 million greater use of cash in accrued liabilities associated primarily with a reduction in short-term obligations payable under the Indemnification Agreement and $97 million lower cash provided by accounts payable.

Net cash used for investing activities for the year ended December 31, 2025 was $39 million, a decrease of $1,370 million, or 97.2%, as compared to 2024. The decrease was primarily driven by the prior year acquisition of Snap One for $1,337

Resideo Technologies, Inc.
million and $77 million received in 2025 in connection with the sale of the Resideo Grid Services business, partially offset by an increase in capital expenditures of $36 million in 2025.

Net cash provided by financing activities for the year ended December 31, 2025 was $1,128 million, an increase of $97 million, or 9.4% as compared to 2024. This increase was primarily driven by a $596 million reduction in long term debt repayments offset by prior year proceeds of $482 million related to the issuance of Preferred Stock and an increase in Preferred Stock dividend payments of $23 million in 2025.

Contractual Obligations and Probable Liability Payments

In addition to our long-term debt discussed above, our material cash requirements include the following contractual obligations.

Indemnification Agreement Payments

In connection with the Honeywell Spin-Off, we entered into the Indemnification Agreement with Honeywell. On July 30, 2025, we entered into the Termination Agreement with Honeywell to terminate the Indemnification Agreement. Subject to the terms and conditions of the Termination Agreement, we made a pre-tax, one-time cash payment of $1,590 million to Honeywell in August 2025 using proceeds from the incremental term loans issued under the A&R Credit Agreement, together with a portion of our cash on hand. We are no longer required to make any further payments to Honeywell under the Indemnification Agreement and the associated affirmative and negative covenants no longer apply. During the twelve months ended December 31, 2025, we paid Honeywell $1,695 million under the Indemnification Agreement, which includes the impact of the Termination Agreement. For further discussion on the Indemnification Agreement refer to Note 15. Commitments and Contingencies of the Notes to Consolidated Financial Statements.

Environmental Liability

We make environmental liability payments for sites which we own and are directly responsible for. As of December 31, 2025, $22 million was deemed probable and reasonably estimable.

Operating Leases

We have operating lease arrangements for the majority of our manufacturing sites, offices, engineering, lab, and storage sites, stocking locations, warehouses, automobiles, and certain equipment. As of December 31, 2025, we had operating lease payment obligations of $346 million, with $57 million payable within 12 months.

Purchase Obligations

We enter into purchase obligations with various vendors in the normal course of business. As of December 31, 2025, we had purchase obligations of $178 million, with $130 million payable within 12 months.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, net revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Significant Estimates

Our Consolidated Financial Statements are prepared in accordance with U.S. GAAP and pursuant to SEC regulations and is based, in part, on the application of significant accounting policies, many of which require us to make estimates and assumptions. Application of the critical accounting estimates discussed below requires management’s significant judgments and involves a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. We review our estimates and assumptions on an ongoing basis and reflect changes as appropriate when additional information becomes available. We base our estimates and assumptions on extensive historical experience and/or other pertinent factors we believe are applicable and reasonable under the circumstances, such as forecasts of future performance, which serve as the foundation for determining how to

Resideo Technologies, Inc.
recognize and measure assets and liabilities not readily apparent from other sources. We consider the below critical areas in the application of our accounting policies and estimates that involve a significant level of estimation uncertainty, complex judgment, subjectivity, and have had or are reasonably likely to have a material impact on our financial condition or results of operations and are critical to the understanding of our Consolidated Financial Statements. Actual results could differ from our estimates and assumptions. Refer to Note 2. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Goodwill and Intangible Assets

We review the carrying values of goodwill and identifiable intangible assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable and annually, on the first day of the fourth quarter. If the carrying value of a reporting unit exceeds its fair value, we record a goodwill impairment loss as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Refer to Note 9. Goodwill and Other Intangible Assets, net of the Notes to Consolidated Financial Statements.

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

Revenue is adjusted for variable consideration, which includes customer volume rebates and prompt payment discounts. We measure variable consideration by estimating expected outcomes using analysis and inputs based upon anticipated performance, historical data, and current and forecasted information. Customer returns are recorded as a reduction to sales on an actual basis throughout the year and also include an estimate at the end of each reporting period for future customer returns related to sales recorded prior to the end of the period. We generally estimate customer returns based upon the time lag that historically occurs between the sale date and the return date, while also factoring in any new business conditions that might impact the historical analysis such as new product introduction. Measurement of variable consideration is reviewed by management periodically and revenue is adjusted accordingly. We do not have significant financing components. Refer to Note 5. Revenue Recognition of the Notes to Consolidated Financial Statements.

Income Taxes

Significant judgment is required in evaluating tax positions. We establish additional reserves for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum recognition threshold. The approach for evaluating certain and uncertain tax positions is defined by the authoritative guidance which determines when a tax position is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, we are examined by various federal, state, and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability, and deferred taxes in the period in which the facts that give rise to a change in estimate become known. Refer to Note 17. Income Taxes of the Notes to Consolidated Financial Statements.

Other Matters

Litigation, Environmental Matters and the Indemnification Agreement

Refer to Note 15. Commitments and Contingencies of the Notes to Consolidated Financial Statements for further discussion.

Recent Accounting Pronouncements

Refer to Note 2. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Resideo Technologies, Inc.
Cautionary Statement Concerning Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions, and projections about our industries and our business and financial results. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals,” and words and terms of similar substance in connection with discussions of future operating or financial performance. This Annual Report includes industry and market data that we obtained from various third-party sources, including forecasts based upon such data; as with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Although we believe that the forward-looking statements contained in this Annual Report are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

•our ability to spin-off the ADI Global Distribution business, including the timeframe and process for the same and unexpected consequences of the spin-off, including loss of customers;
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
•the impact of potentially volatile global market, geo-political and economic conditions and industry, and end market cyclicality, including factors such as interest rates, inflation, energy costs, availability of financing, consumer spending habits, and preferences, housing market changes, and employment rates;
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
•the failure to acquire, implement, maintain and upgrade business technology infrastructure systems;
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

Resideo Technologies, Inc.
•currency exchange rate, stock price, and effective tax rate fluctuations;
•the CD&R Stockholder’s interest in and influence over us that may diverge from, or even conflict with, interests of the holders of our common stock, and the reduction in the relative voting power of holders of our common stock resulting from the issuance of preferred stock;
•our ability to maintain effective internal controls, and deliver timely financial statements;
•impairment of goodwill, other intangible assets, and long-lived assets;
•being required to make significant cash contributions to our defined benefit pension plans;
•compatibility and ease of integration of our products and solutions with third-party products and services and our ability to control such third-party integrations;
•other risks detailed under the caption “Risk Factors” in this Annual Report, in Part I, Item 1A. Risk Factors; and
•certain factors discussed elsewhere in this Form 10-K.

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

Interest Rate Risk

In March 2021, we entered into eight interest rate swap agreements (“Swap Agreements”) with several financial institutions for a combined notional value of $560 million. As of December 31, 2025, the remaining Swap Agreements, with a notional value of $280 million, effectively convert a portion of our $2,331 million long-term variable rate A&R Term B Facility to fixed-rate debt. Specifically, the Swap Agreements effectively convert a portion of our variable interest rate obligations to a rate based on Term SOFR with a minimum rate of 0.39% per annum to a base fixed weighted average rate of 1.57% over the remaining terms. Additionally, our Interest Rate Cap notional value, which matured on December 31, 2025, was $342 million with a strike rate of 4.79% which effectively capped SOFR on the notional amount at that rate. Pursuant to the terms of the Interest Rate Cap, we paid a premium of $7 million at the maturity date of December 31, 2025; therefore, the instrument was fully settled and is no longer outstanding.

As of December 31, 2025, an increase in interest rates by 100 bps would have an approximately $22 million impact on our annual interest expense.

For more information on the Swap Agreements and Interest Rate Cap, refer to Note 12. Derivative Financial Instruments of the Notes to Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

We are exposed to market risks from changes in currency exchange rates. While we primarily transact with customers and suppliers in the U.S. dollar, we also transact in foreign currencies, primarily including the British Pound, Mexican Peso, Euro, Canadian Dollar, Indian Rupee, and Czech Koruna. These exposures may impact total assets, liabilities, future earnings and/or operating cash flows. Our exposure to market risk for changes in foreign currency exchange rates emerges from transactions arising from international trade, foreign currency denominated monetary assets and liabilities, and international financing activities between subsidiaries. We rely primarily on natural offsets to address our exposures and may supplement this approach from time to time by entering into forward and option hedging contracts. As of December 31, 2025, we have no outstanding foreign currency hedging arrangements.

Resideo Technologies, Inc.
Commodity Price Risk

We are exposed to price risk for commodities used in manufacturing including steel, aluminum, copper, brass, gold, silver, nickel, as well as other critical components such as semiconductors, memory cells, connectors, and printed circuit boards. Current macroeconomic and geopolitical factors, including commodity-based tariffs and export restrictions on critical materials such as rare earth minerals, may increase the risk of price volatility. We attempt to pass through significant changes in component and raw material costs to our customers based on the contractual terms of our arrangements. In limited situations, we may not be fully compensated for such changes in costs.

Item 8. Financial Statements and Supplementary Data.

Resideo Technologies, Inc.
Consolidated Balance Sheets

	December 31,
(in millions, except par value)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$661	$692
Accounts receivable, net	1,073	1,023
Inventories, net	1,354	1,237
Other current assets	270	220
Total current assets	3,358	3,172

Property, plant and equipment, net	447	410
Goodwill	3,100	3,072
Intangible assets, net	1,091	1,176
Other assets	437	369
Total assets	$8,433	$8,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,131	$1,073
Accrued liabilities	624	717
Total current liabilities	1,755	1,790

Long-term debt	3,167	1,983
Non-current obligations payable under the Indemnification Agreement	—	583
Other liabilities	594	534
Total liabilities	5,516	4,890

COMMITMENTS AND CONTINGENCIES (Note 15)

Stockholders’ equity
Preferred stock, $0.001 par value, 100 shares authorized, 0.5 shares issued and outstanding, and $500 liquidation preference at December 31, 2025 and December 31, 2024	482	482
Common stock, $0.001 par value: 700 shares authorized, 158 and 150 shares issued and outstanding at December 31, 2025, respectively, and 154 and 147 shares issued and outstanding at December 31, 2024, respectively	—	—
Additional paid-in capital	2,391	2,315
Retained earnings	345	907
Accumulated other comprehensive income (loss)	(157)	(284)
Treasury stock at cost	(144)	(111)
Total stockholders’ equity	2,917	3,309
Total liabilities and stockholders’ equity	$8,433	$8,199
Refer to accompanying Notes to Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
(in millions, except per share data)	2025	2024	2023
Net revenue	$7,472	$6,761	$6,242
Cost of goods sold	5,276	4,860	4,546
Gross profit	2,196	1,901	1,696
Operating expenses:
Research and development expenses	167	111	109
Selling, general and administrative expenses	1,266	1,138	960
Intangible asset amortization	122	80	38
Restructuring, impairment and extinguishment costs	16	52	42
Business separation costs	18	—	—
Total operating expenses	1,589	1,381	1,149
Income from operations	607	520	547
Indemnification Agreement expense	972	211	178
Other expense (income), net	(43)	7	(9)
Interest expense, net	135	81	65
Net income (loss) before taxes	(457)	221	313
Provision for income taxes	70	105	103
Net income (loss)	(527)	116	210
Less: preferred stock dividends	35	19	—
Less: undistributed income allocated to preferred stockholders	—	6	—
Net income (loss) available to common stockholders	$(562)	$91	$210

Earnings (loss) per common share:
Basic	$(3.77)	$0.62	$1.43
Diluted	$(3.77)	$0.61	$1.42

Weighted average common shares outstanding:
Basic	149	146	147
Diluted	149	149	148
Refer to accompanying Notes to Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(in millions)	2025	2024	2023
Comprehensive income (loss):
Net income (loss)	$(527)	$116	$210
Other comprehensive income (loss), net of tax:
Foreign exchange translation gain (loss)	132	(88)	47
Pension liability adjustments	3	15	(12)
Changes in fair value of effective cash flow hedges	(8)	(17)	(17)
Total other comprehensive income (loss), net of tax	127	(90)	18
Comprehensive income (loss)	$(400)	$26	$228

Refer to accompanying Notes to Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in millions)	2025	2024	2023
Cash Flows From Operating Activities:
Net income (loss)	$(527)	$116	$210
Adjustments to reconcile net income (loss) to net cash in operating activities:
Depreciation and amortization	195	144	98
Restructuring, impairment and extinguishment costs	16	52	42
Stock-based compensation expense	57	59	44
Other, net	(36)	(24)	(42)
Changes in assets and liabilities, net of acquired companies:
Accounts receivable, net	(29)	(18)	19
Inventories, net	(92)	(71)	32
Other current assets	(54)	(5)	6
Accounts payable	30	127	18
Accrued liabilities	(107)	4	(34)
Non-current obligations payable under the Indemnification Agreement	(583)	71	38
Other, net	(7)	(11)	9
Net cash provided by (used in) operating activities	(1,137)	444	440
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	—	(1,337)	(16)
Capital expenditures	(116)	(80)	(105)
Proceeds from sale of business	77	—	86
Other investing activities, net	—	8	(9)
Net cash used in investing activities	(39)	(1,409)	(44)
Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt, net	1,198	1,176	—
Proceeds from issuance of preferred stock, net of issuance costs	—	482	—
Preferred stock dividend payments	(35)	(12)	—
Acquisition of treasury stock to cover stock award tax withholding	(29)	(17)	(17)
Repayments of long-term debt	(9)	(605)	(12)
Common stock repurchases	—	(1)	(41)
Other financing activities, net	3	8	6
Net cash provided by (used in) financing activities	1,128	1,031	(64)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	17	(10)	(24)
Net increase (decrease) in cash, cash equivalents and restricted cash	(31)	56	308
Cash, cash equivalents and restricted cash at beginning of year	693	637	329
Cash, cash equivalents and restricted cash at end of year	$662	$693	$637
Refer to accompanying Notes to Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Stockholders’ Equity

	Preferred Stock		Common Stock					Treasury Stock
(in millions, except shares in thousands)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shares	Amount	Total Stockholders’ Equity
January 1, 2023	—	$—	146,222	$—	$2,176	$600	$(212)	2,050	$(35)	$2,529
Net income (loss)	—	—	—	—	—	210	—	—	—	210
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	18	—	—	18
Common stock issuance, net of shares withheld for taxes	—	—	1,726	—	6	—	—	927	(17)	(11)
Stock-based compensation expense	—	—	—	—	44	—	—	—	—	44
Common stock repurchases	—	—	(2,559)	—	—	—	—	2,559	(41)	(41)
Balance at December 31, 2023	—	$—	145,389	$—	$2,226	$810	$(194)	5,536	$(93)	$2,749
Net income (loss)	—	—	—	—	—	116	—	—	—	116
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(90)	—	—	(90)
Preferred stock issuance, net of issuance costs	500	482	—	—	—	—	—	—	—	482
Common stock issuance, net of shares withheld for taxes	—	—	1,916	—	8	—	—	825	(17)	(9)
Stock-based compensation awards issued for acquisition of Snap One	—	—	—	—	17	—	—	—	—	17
Stock-based compensation	—	—	—	—	64	—	—	—	—	64
Preferred stock dividend	—	—	—	—	—	(19)	—	—	—	(19)
Common stock repurchases	—	—	(75)	—	—	—	—	75	(1)	(1)
Balance at December 31, 2024	500	$482	147,230	$—	$2,315	$907	$(284)	6,436	$(111)	$3,309
Net income (loss)	—	—	—	—	—	(527)	—	—	—	(527)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	127	—	—	127
Common stock issuance, net of shares withheld for taxes	—	—	2,644	—	16	—	—	1,280	(33)	(17)
Stock-based compensation expense	—	—	—	—	60	—	—	—	—	60
Preferred stock dividend	—	—	—	—	—	(35)	—	—	—	(35)
Balance at December 31, 2025	500	$482	149,874	$—	$2,391	$345	$(157)	7,716	$(144)	$2,917
Refer to accompanying Notes to Consolidated Financial Statements.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

Note 1. Nature of Operations and Basis of Presentation

Nature of Operations

Resideo is a global manufacturer, developer, and distributor of technology-driven sensing and controls products and solutions that help homeowners and businesses stay connected and in control of their comfort, security, energy use, and smart living. We are a leading player in key product markets including home heating, ventilation, and air conditioning controls; smoke and carbon monoxide detection home safety and fire suppression; and security. Our global footprint serves residential and commercial end-markets. Our solutions and services can be found in over 150 million residential and commercial spaces globally, with tens of millions of new devices sold annually. We manage our business operations through two business segments: Products and Solutions and ADI Global Distribution.

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

Announced Future Spin-Off of ADI Global Distribution Segment

On July 30, 2025, we announced our intention to separate the ADI Global Distribution segment through a tax-free spin-off to our shareholders. Following the completion of the announced future ADI Spin-Off, the Products and Solutions segment would continue to operate as Resideo and ADI Global Distribution would become an independent public company. In connection with the announced future ADI Spin-Off, we incurred third-party advisory, consulting, legal, and other costs that are incremental and one-time in nature. We expect to incur such costs through the completion of the separation of the businesses. Business separation costs were $18 million as reflected in the Consolidated Statements of Operations for the year ended December 31, 2025.

Note 2. Summary of Significant Accounting Policies
We consider the following policies in the preparation of our Consolidated Financial Statements and the uncertainties that could impact our financial condition, results of operations and cash flows.
(a) Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities within the Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to, provisions for expected credit losses and inventory reserves, revenue recognition, accounting for income taxes, accounting for business combinations and dispositions, valuation of reporting units for purposes of assessing goodwill for impairment, valuation of long-lived asset groups for impairment testing, the useful lives of long-lived assets, accruals for employee benefits, stock-based compensation, pension benefits, indemnification liabilities, deferred taxes, warranties, and certain contingencies. We base our estimates on historical experience, market participant fair value considerations, projected future cash flows, and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.
(b) Business Combinations—Our acquisitions are accounted for under ASC 805, Business Combinations. Accordingly, the assets and liabilities of acquired companies are included on the Consolidated Balance Sheets from the acquisition date, adjusted to reflect their fair value. Intangible assets are measured and recognized at fair value and amortized over their estimated useful lives. We recognize goodwill equal to the difference between the purchase price and the fair value of identifiable assets and liabilities. Acquisition-related costs are recognized as incurred.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
We estimate the fair value of acquired assets and liabilities as of the acquisition date utilizing either a cost or income approach. Determining the fair value of acquired intangible assets involves significant estimates and assumptions, including, but not limited to, forecasted revenue growth rates, customer attrition rates, market-participant discount rates, assumed royalty rates, and income tax rates. The valuation of tangible and intangible assets and liabilities resulting from an acquisition is subject to management review and may change materially between the preliminary allocation and end of the purchase price allocation period, which is a maximum of one year.

Customer relationships are valued using the multi-period excess earnings method. The multi-period excess earnings method estimates the discounted net earnings attributable to the customer relationships that are acquired after considering items, such as possible customer attrition. Estimated useful lives and the length and trend of the projected cash flow period are determined based on the expected attrition of the customer relationships, which is based on our historical experience and future expectations for renewing and extending similar customer relationships.

Technology and trade names are valued using the relief from royalty method to estimate the cost savings based on what we would otherwise have to pay for royalties or license fees on revenue earned by using the asset. The useful lives of the assets are determined based on management’s estimate of the period of time the technology or name will be in use. Refer to Note 3. Acquisitions and Divestitures of the Notes to Consolidated Financial Statements for additional information.
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

(d) Accounts Receivable, net of Allowance for Credit Losses—Accounts receivable are recorded at the invoiced amount, presented net of allowance for credit losses and do not bear interest. We review the adequacy of the allowance for credit losses on an ongoing basis using historical collection trends and aging of receivables. Management also periodically evaluates individual customers’ financial condition, credit history, and the current economic conditions to make adjustments to the allowance when it is considered necessary. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowance for credit losses was not material as of December 31, 2025 and 2024.

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

The following table summarizes the details of our inventories, net:

	December 31,
(in millions)	2025	2024
Raw materials	$154	$171
Work in process	16	14
Finished products	1,184	1,052
Total inventories, net	$1,354	$1,237

(g) Property, Plant and Equipment—Property, plant and equipment are stated at cost, less accumulated depreciation. For financial reporting purposes, the straight-line method of depreciation is used over the estimated useful lives. Leasehold improvements are capitalized and amortized using the straight-line method over the shorter of their estimated useful lives or the term of the underlying lease. Depreciation is recognized in cost of sales, research and development, and selling, general and administrative expenses based on the nature and use of the underlying assets.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the details of our property, plant and equipment, including useful lives:

	December 31,
(in millions)	2025	2024	Useful Lives
Machinery and equipment	$705	$618	3-16 years
Buildings and improvements	376	339	6-50 years
Construction in progress	83	80	NA
Land	11	9	NA
Gross property, plant and equipment	1,175	1,046
Accumulated depreciation	(728)	(636)
Total property, plant and equipment, net	$447	$410
NA = Not applicable; assets categorized as construction in progress and land are not depreciated.

Depreciation expense was $73 million, $64 million, and $59 million for the years ended December 31, 2025, 2024 and 2023, respectively.

(h) Impairment of Long-Lived Assets—We assess the recoverability of the carrying amount of property, plant and equipment if events or changes in circumstances indicate that the carrying amount of the related group of assets may not be recoverable. We perform an impairment test primarily utilizing the replacement cost method (a Level 3 valuation method) for the fair value of property, plant and equipment. If the expected undiscounted cash flows are less than the carrying amount of the asset an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

(i) Goodwill and Intangible Assets—We review the carrying values of goodwill and indefinite-lived intangible assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable as well as annually, on the first day of the fourth quarter. The fair values calculated during the goodwill and indefinite-lived intangible asset impairment test use the market approach in combination with the income approach for the reporting units. We use the relief from royalty method for the indefinite-lived intangible assets. The fair values are Level 3 valuations based on certain unobservable inputs including estimated future cash flows and discount rates aligned with market-based assumptions, that would be utilized by market participants in valuing these assets or prices of similar assets. If the carrying value of a reporting unit exceeds its fair value, we record a goodwill impairment loss at the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

For definite-lived intangible assets, cost is generally amortized on a straight-line basis over the asset’s estimated economic life. Definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In these circumstances, they are tested for impairment based on undiscounted cash flows and, if impaired, written down to estimated fair value based on either discounted cash flows or appraised values. Refer to Note 9. Goodwill and Other Intangible Assets, net of the Notes to Consolidated Financial Statements.

(j) Restructuring—We enter into various restructuring initiatives, optimization projects, strategic transactions, and other business activities that may include the recognition of exit or disposal costs. Exit or disposal costs are typically costs of termination benefits, such as severance, and costs associated with the closure or consolidation of operating facilities. Impairment of property and equipment and other current or long-term assets as a result of a restructuring initiative is recognized as a reduction of the appropriate asset. Refer to Note 6. Restructuring of the Notes to Consolidated Financial Statements.

(k) Derivatives—We have interest rate swap agreements and had an interest rate cap agreement which was settled on December 31, 2025. Our interest rate swap agreements effectively modify our exposure to interest rate risk by converting floating rate debt to a fixed rate for the term of the swap agreements, reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of floating rate amounts in exchange for fixed rate interest payments over the life of the agreement without an exchange of the underlying principal amount. Our interest rate cap agreement protected us from increases in interest rates above the capped rate.

Our interest rate derivative agreements are designated as cash flow hedges with hedge effectiveness assessed at inception and quarterly thereafter. To the extent the hedging relationship is highly effective, the unrealized gains or losses on the

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
swaps and interest rate cap are recorded in accumulated other comprehensive income (loss) and reclassified into earnings within interest expense, net when the payments occur. We classify our cash flows related to interest rate swap agreements as operating activities in the Consolidated Statements of Cash Flows.

The fair values of the interest rate derivatives are reflected as an other asset or liability on the Consolidated Balance Sheets and the change in fair value is reported in accumulated other comprehensive income (loss). The fair values of the interest rate derivatives are estimated as the net present value of projected cash flows based upon forward interest rates at the balance sheet date. We do not offset fair value amounts recognized in our Consolidated Balance Sheets for presentation purposes. Refer to Note 12. Derivative Financial Instruments of the Notes to Consolidated Financial Statements.
(l) Warranties and Guarantees—Expected warranty costs for products sold are recognized based on an estimate of the amount that will eventually be required to settle such obligations. These accruals are based on factors such as historical experience, warranty period, and various other considerations. Costs of product recalls, which may include the cost of replacing the product as well as the customer’s cost of the recall, including labor to remove and replace the recalled part, are accrued as part of the warranty accrual when an obligation becomes probable and can be reasonably estimated. We periodically adjust these provisions to reflect actual experience and other facts and circumstances that impact the status of existing claims. Refer to Note 15. Commitments and Contingencies of the Notes to Consolidated Financial Statements.

(m) Leases—Included on our Consolidated Balance Sheets are certain operating leases which are reported as a component of other assets and other liabilities with the short-term portion of the lease liability reported as a component of accrued liabilities. The leased assets represent our right to use an underlying asset for the lease term and the lease liabilities represent our obligation to make lease payments arising from the lease. An incremental borrowing rate is used to calculate the present value of the remaining lease payments.

Each contract is reviewed at inception to determine if it contains a lease and whether the lease qualifies as an operating or financing lease. For short-term leases (leases with a term of 12 months or less), right-of-use assets or lease liabilities are not recognized on our Consolidated Balance Sheets. Operating leases are expensed on a straight-line basis over the term of the lease. In determining the lease term, we consider the probability of exercising renewal or early termination options. In addition to the monthly base rent, we are often charged separately for common area maintenance, utilities, and taxes, which are considered non-lease components. These non-lease component payments are expensed as incurred and are not included in operating lease assets or liabilities.

Right-of-use assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with our long-lived asset impairment assessment policy. We perform an impairment test primarily utilizing the income method to estimate the fair value of right-of-use assets, which incorporates Level 3 inputs such as internal business plans, real estate market capitalization and rental rates, and discount rates. Refer to Note 10. Leases of the Notes to Consolidated Financial Statements.

(n) Revenue Recognition—We enter into contracts that pertain to products, which are accounted for as separate performance obligations and are typically one year or less in duration. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For product sales, typically each product sold to a customer represents a distinct performance obligation. Revenue is measured as the amount of consideration expected to be received in exchange for our products. We recognize the majority of our revenue from performance obligations outlined in contracts with our customers that are satisfied at a point in time, generally when the product has shipped from our facility and control has transferred to the customer. For certain products, it is industry practice that customers take title to products upon delivery, at which time revenue is then recognized. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation based on the relative standalone selling price (“SSP”). Judgment is required to determine the SSP for each distinct performance obligation that is not sold separately. In instances where SSP is not directly observable, the primary method used to estimate the SSP is the expected cost plus an estimated-margin approach. For services, revenue is recognized ratably over the contract period in an amount that reflects the consideration expected to be received in exchange for those services as the customer receives such services on a consistent basis throughout the contract period. Allowances for cash discounts, volume rebates, and other customer incentive programs, as well as gross customer returns, among others, are recorded as a reduction of sales.

Revenue is adjusted for variable consideration, which includes customer volume rebates and prompt payment discounts. We measure variable consideration by estimating expected outcomes using analysis and inputs based upon anticipated performance, historical data, and current and forecasted information. Customer returns are recorded as a reduction to sales on an actual basis throughout the year at the time of sale and also include an estimate at the end of each reporting period for future customer returns related to sales recorded prior to the end of the period. We generally estimate customer returns

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
based upon the time lag that historically occurs between the sale date and the return date, while also factoring in any new business conditions that might impact the historical analysis such as new product introduction. Measurement of variable consideration is reviewed by management periodically and revenue is adjusted accordingly. We do not have significant financing components.

Sales, use, and value added taxes collected and remitted to various government authorities are not recognized as revenue and are reported on a net basis. Shipping and handling fees billed to customers are included in cost of goods sold. Refer to Note 5. Revenue Recognition of the Notes to Consolidated Financial Statements.

(o) Royalty—In connection with the Honeywell Spin-Off, we entered into a 40-year Trademark License Agreement (the “Trademark Agreement”) with Honeywell that authorizes our use of certain licensed trademarks in the operation of Resideo’s business for the advertising, sale, and distribution of certain licensed products. In exchange, we pay a royalty fee of 1.5% of net revenue of the licensed products to Honeywell, which is recorded in selling, general and administrative expense in the Consolidated Statements of Operations. Refer to Note 15. Commitments and Contingencies of the Notes to Consolidated Financial Statements.

(p) Indemnification Agreement—In connection with the Honeywell Spin-Off, we entered into an Indemnification Agreement pursuant to which we had an obligation to make cash payments to Honeywell in amounts equal to 90% of payments, which include amounts billed, with respect to certain environmental claims, remediation and, to the extent arising after the Honeywell Spin-Off, hazardous exposure or toxic tort claims, in each case, including consequential damages (the liabilities) in respect of specified Honeywell properties contaminated through historical business operations prior to the Honeywell Spin-Off (Honeywell Sites), including the legal and other costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts relating to such liabilities, and less 90% of the net proceeds received by Honeywell in connection with (i) affirmative claims relating to such liabilities, (ii) contributions by other parties relating to such liabilities, and (iii) certain property sales. The amount payable in respect of such liabilities arising in any given year was subject to a cap of $140 million. Indemnification Agreement expense is presented in the Consolidated Statements of Operations. The liability is presented in non-current obligations payable under the Indemnification Agreement on the Consolidated Balance Sheets.

On July 30, 2025, we entered into a definitive agreement with Honeywell to terminate the Indemnification Agreement. As a result, we are no longer required to make any further payments to Honeywell under the Indemnification Agreement. Refer to Note 15. Commitments and Contingencies of the Notes to Consolidated Financial Statements.

(q) Environmental—We accrue costs related to environmental matters when it is probable that we have incurred a liability related to a contaminated site and the amount can be reasonably estimated. Environmental costs for our owned, operating sites are presented within cost of goods sold in the Consolidated Statements of Operations. Refer to Note 15. Commitments and Contingencies of the Notes to Consolidated Financial Statements.

(r) Tax Matters Agreement—The Tax Matters Agreement provides that Resideo is required to indemnify Honeywell for any taxes (and reasonable expenses) resulting from the failure of the Honeywell Spin-Off and related internal transactions to qualify for their intended tax treatment under U.S. federal, state and local income tax law, as well as foreign tax law, where such taxes result from (a) breaches of covenants and representations we make and agree to in connection with the Honeywell Spin-Off, (b) the application of certain provisions of U.S. federal income tax law to these transactions or (c) any other action taken or omission made (other than actions expressly required or permitted by the Separation and Distribution Agreement, the Tax Matters Agreement or other ancillary agreements) after the consummation of the Honeywell Spin-Off that gives rise to these taxes. As of December 31, 2025 and 2024, we had an indemnity outstanding to Honeywell for past and potential future tax payments of $88 million and $91 million, respectively, which are presented within other liabilities on the Consolidated Balance Sheets. Refer to Note 15. Commitments and Contingencies of the Notes to Consolidated Financial Statements.

(s) Research and Development—We conduct research and development activities, which consist primarily of the development of new products and solutions as well as enhancements and improvements to existing products that substantially change the product. Research and development costs primarily relate to employee compensation and consulting fees, which are expensed as incurred.

(t) Defined Contribution Plans—Certain eligible employees participate in our various defined contribution plans. These plans have various terms depending on the country of employment. For the years ended December 31, 2025, 2024 and

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
2023, we recognized compensation expense related to the defined contribution plans of $29 million, $23 million, and $22 million, respectively.

(u) Stock-Based Compensation Plans—The principal awards issued under our stock-based compensation plans, which are described in Note 8. Stock-Based Compensation Plans, are restricted stock units (“RSUs”), performance stock units (“PSUs”) and stock option awards. The cost for such awards is measured at the grant date based on the fair value of the award. Some awards are issued with a market condition, which are valued on the grant date utilizing the Monte Carlo simulation model. Stock options are also issued under our stock-based compensation plans and are valued on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model and the Monte Carlo simulation model require estimates of future stock price volatility, expected term, risk-free interest rate, and forfeitures.

For all stock-based compensation, the fair value of the award is recognized as expense over the requisite service period (generally the vesting period of the equity award) and is included in either selling, general and administrative expenses or restructuring, impairment and extinguishment costs in the Consolidated Statements of Operations based on the nature of the expense. Our time-based restricted stock awards are typically subject to graded vesting over a service period, while our performance- or market-based awards are typically subject to cliff vesting at the end of the service period.

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

We have recorded the service cost component of pension expense in costs of goods sold and selling, general and administrative expenses based on the classification of the employees it relates to. The remaining components of net benefit costs within pension expense, primarily interest costs and expected return on plan assets, are recorded in other expense (income), net. We recognize net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plans’ projected benefit obligation (the “corridor”) annually in the fourth quarter of each year. This adjustment is reported in other expense (income), net in the Consolidated Statements of Operations. Refer to Note 7. Pension Plans of the Notes to Consolidated Financial Statements.

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

Financial and non-financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Refer to Note 13. Fair Value of the Notes to Consolidated Financial Statements.

(x) Foreign Currency Translation and Remeasurement—Assets and liabilities of operations outside the U.S. with a functional currency other than U.S. dollars are translated into U.S. dollars using year-end exchange rates. Revenue, costs, and expenses are translated at the average exchange rates in effect during the year. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income (loss) on the Consolidated Financial Statements. For the years ended December 31, 2025, 2024 and 2023, foreign currency remeasurement and transaction gains (losses) totaled a gain of $16 million, a loss of $1 million, and not material, respectively, and are included in other expenses (income), net in the Consolidated Statements of Operations.

(y) Advertising Costs—Advertising costs are expensed as incurred. For the years ended December 31, 2025, 2024 and 2023, total advertising costs totaled $44 million, $41 million, and $37 million, respectively, and are included in selling, general and administrative expenses.

(z) Income Taxes—Significant judgment is required in evaluating tax positions. We established additional reserves for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum recognition threshold. The approach for evaluating certain and uncertain tax positions is defined by the authoritative guidance, which determines when a tax position is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, we are examined by various federal, state, and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
period in which the facts that give rise to a change in estimate become known. Refer to Note 17. Income Taxes of the Notes to Consolidated Financial Statements.

(aa) Accounting Pronouncements—We consider the applicability and impact of all recent accounting standards updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on our Consolidated Financial Statements.

Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. We adopted annual requirements under ASU 2023-09 on January 1, 2025 which have been incorporated into Note 17. Income Taxes to our Consolidated Financial Statements on a prospective basis.

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

Note 3. Acquisitions and Divestitures

2025

In the fourth quarter of 2025, we sold our Resideo Grid Services business in a cash transaction for $77 million, subject to working capital and other closing adjustments. The sale resulted in a $52 million pre-tax gain on sale which is included in other expense (income), net in the Consolidated Statements of Operations. As a result of the transaction, we derecognized $26 million of goodwill. This divestiture relates to our Products and Solutions segment and will enable us to better focus on our core strategy to be a leader in residential controls and sensing products serving our professional contractor and integrator customer base. The divested business did not represent a strategic shift that has a major effect on our operations and financial results, and, as such, it was not presented as discontinued operations.

2024

On June 14, 2024, we acquired 100% of the issued and outstanding equity of Snap One Holdings Corp. (“Snap One”), a leading provider of smart-living products, services, and software to professional integrators, for an aggregate purchase price of $1.4 billion. The business is included within the ADI Global Distribution segment.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
During the first quarter of 2025, measurement period adjustments were made to income tax assets and liabilities within the one-year measurement period. As a result, goodwill related to the acquisition decreased by $9 million, reflecting a net decrease in income tax liabilities. We completed accounting for the acquisition of Snap One in June 2025, and the following table presents the final fair values of assets acquired and liabilities assumed as of the date of acquisition:

(in millions)
Assets acquired:
Cash and cash equivalents	$47
Accounts receivable	49
Inventories	240
Other current assets	26
Property, plant and equipment	63
Goodwill (1)	396
Intangible assets (2)	770
Other assets	69
Total assets acquired	1,660
Liabilities assumed:
Accounts payable	48
Accrued liabilities	69
Other liabilities (3)	138
Total liabilities assumed	255
Net assets acquired	$1,405
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
(3) Includes $68 million of deferred tax liabilities.

We expensed approximately $34 million of costs related to the acquisition of Snap One during the twelve months ended December 31, 2024. These costs are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and consisted primarily of advisory, insurance, and legal fees. We assumed $21 million of seller success fees which were paid upon the closing of the acquisition.

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

2023

Genesis Cable—On October 16, 2023, we sold the Genesis Cable business in a cash transaction for $86 million, subject to working capital and other closing adjustments. We recognized a pre-tax gain of $18 million in other expense (income), net in our Consolidated Statements of Operations, which includes $5 million of divestiture related costs. The divested business did not represent a strategic shift that has a major effect on our operations and financial results, and, as such, it was not presented as discontinued operations.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
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

ADI Global Distribution—Our ADI Global Distribution segment is a leading, global specialty distributor of professionally installed low-voltage products, including security and AV solutions, serving commercial and residential markets through an omnichannel go-to-market platform. ADI Global Distribution sells primarily to licensed professional installers, dealers, and integrators. We offer an expansive list of products from leading suppliers across key specialty low-voltage categories. ADI complements our third-party supplier products with a suite of exclusive brands and services offerings.

Corporate—Corporate expenses include costs related to the corporate functions such as the executive function, legal, accounting, tax, treasury, corporate development, human resources, investor relations, and information technology. Additionally, unallocated amounts for restructuring, impairment and extinguishment costs, business separation costs, and non-operating items such as Indemnification Agreement expense, interest income (expense), other income (expense), and provision for income taxes are reported within Corporate.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
Segment results of operations for Products and Solutions, including significant segment expenses that are regularly reviewed by the CODM, are included in the table below:

	Years Ended December 31,
(in millions)	2025	2024	2023
Net revenue	$2,688	$2,564	$2,672
Cost of goods sold	1,557	1,514	1,640
Research and development expenses	128	94	108
Selling, general and administrative expenses	417	416	428
Intangible asset amortization	26	23	23
Restructuring and impairment costs	5	14	27
Segment income from operations	$555	$503	$446

Segment results of operations for ADI Global Distribution, including significant segment expenses that are regularly reviewed by the CODM, are included in the table below:

	Years Ended December 31,
(in millions)	2025	2024	2023
Net revenue	$4,784	$4,197	$3,570
Cost of goods sold	3,719	3,346	2,902
Research and development expenses	39	17	—
Selling, general and administrative expenses	712	566	407
Intangible asset amortization	94	54	11
Restructuring and impairment costs	8	19	12
Segment income from operations	$212	$195	$238

The following table provides a reconciliation of segment income from operations to consolidated income (loss) before taxes:

	Years Ended December 31,
	2025	2024	2023
(in millions)
Segment income from operations
Products and Solutions	$555	$503	$446
ADI Global Distribution	212	195	238
Total segment income from operations	767	698	684
Unallocated amounts:
Selling, general and administrative expenses	137	156	125
Restructuring, impairment and extinguishment costs	3	19	3
Business separation costs	18	—	—
Indemnification Agreement expense	972	211	178
Other expense (income), net	(43)	7	(9)
Interest expense, net	135	81	65
Other corporate items	2	3	9
Income (loss) before taxes	$(457)	$221	$313

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
The following table provides detail on cash paid for capital expenditures, which are regularly reviewed by the CODM:

	Years Ended December 31,
	2025	2024	2023
(in millions)
Capital expenditures
Products and Solutions	$62	$55	$77
ADI Global Distribution	54	25	26
Total segment capital expenditures	116	80	103
Corporate activities	—	—	2
Total capital expenditures	$116	$80	$105

Capital expenditures in accounts payable for the years ended December 31, 2025, 2024, and 2023 was $25 million, $22 million, and $14 million, respectively.

Note 5. Revenue Recognition

A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For product sales, typically each product sold to a customer represents a distinct performance obligation. We recognize the majority of our revenue from performance obligations outlined in contracts with our customers that are satisfied at a point in time. Our revenue satisfied over time is not material. We have contract liabilities of $41 million and $40 million as of December 31, 2025 and 2024, respectively, which primarily relate to deferred revenues associated with the ADI Global Distribution operating segment. Additionally, contract assets were not material as of December 31, 2025 and 2024.

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

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
The following table presents revenue by business line and geographic location, as we believe this presentation best depicts how the nature, amount, timing, and uncertainty of net revenue and cash flows are affected by economic factors:

	Years Ended December 31,
(in millions)	2025	2024	2023
Products and Solutions
Safety and Security	$963	$885	$965
Air	841	858	862
Energy	563	512	525
Water	321	309	320
Total Products and Solutions	2,688	2,564	2,672

ADI Global Distribution
Americas (1)	4,189	3,680	3,085
International (2)	595	517	485
Total ADI Global Distribution	4,784	4,197	3,570

Total net revenue	$7,472	$6,761	$6,242
(1)Americas represents North, Central, and South America.
(2)International represents all geographies that are not included in Americas.

Note 6. Restructuring

We took restructuring actions, including capturing synergies from our acquisition of Snap One, to align our cost structure based on our strategic objectives and our outlook of market conditions. The intent of these actions is to improve our operating efficiency and position us for long-term growth. We expect to fully execute on our restructuring programs over the next 12 months, and the estimated cost of these actions is approximately $21 million. We may incur additional restructuring expenses associated with these plans or new plans in the future.

The following table summarizes information concerning recorded obligations for our restructuring programs included within accrued liabilities on the Consolidated Balance Sheets. Amounts associated with impairment and extinguishment costs are not included in the table below because those amounts are charged directly against the relevant assets and debt, respectively.

	December 31,
(in millions)	2025	2024	2023
Beginning of period	$31	$30	$27
Charges	15	41	34
Usage (1)	(25)	(40)	(31)
End of period	$21	$31	$30
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

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
The following table summarizes the balance sheet impact, including the benefit obligations, assets, and funded status associated with the pension plans:

	U.S. Plans			Non-U.S. Plans
(in millions)	2025	2024	2023	2025	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$209	$234	$281	$98	$108	$96
Service cost	2	2	3	4	4	4
Interest cost	12	12	13	3	3	3
Actuarial losses (gains) (1)	6	(16)	23	(14)	(5)	8
Net benefits paid	(15)	(2)	(3)	—	—	4
Settlements and curtailments (2)	—	(21)	(83)	(3)	(4)	(13)
Foreign currency translation and other	—	—	—	12	(8)	6
Benefit obligation at end of year	214	209	234	100	98	108

Change in plan assets:
Fair value of plan assets at beginning of year	181	197	262	24	26	27
Actual return on plan assets	18	7	20	—	1	1
Employer contributions	10	—	—	3	2	2
Net benefits paid	(15)	(2)	(3)	—	—	4
Settlements and curtailments (2)	—	(21)	(83)	(3)	(4)	(11)
Foreign currency translation and other	—	—	1	3	(1)	3
Fair value of plan assets at end of year	194	181	197	27	24	26
Funded status of plans (3)	$(20)	$(28)	$(37)	$(73)	$(74)	$(82)
(1) Primarily driven by actuarial assumptions.
(2) Settlement accounting was triggered in 2024 and 2023, resulting in a remeasurement of our U.S. qualified defined benefit pension plan.
(3) The amounts recognized in accrued liabilities on the Consolidated Balance Sheets were $2 million at December 31, 2025 and 2024. The amounts recognized in other liabilities on the Consolidated Balance Sheets were $92 million and $100 million at December 31, 2025 and 2024, respectively.

Actuarial losses and prior service costs recognized in accumulated other comprehensive income (loss) associated with pension plans at December 31, 2025 and 2024 are immaterial, and therefore, any amortization into net periodic pension cost over the next fiscal year is also immaterial.

The components of net periodic benefit cost (income), excluding service costs, are included in other expense (income), net in the Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023 and are as follows:

	U.S. Plans			Non-U.S. Plans
(in millions)	2025	2024	2023	2025	2024	2023
Net periodic benefit cost (income)
Service cost	$2	$2	$3	$4	$4	$4
Interest cost	12	12	13	3	3	3
Expected return on plan assets	(10)	(10)	(11)	(1)	(1)	(1)
Amortization of actuarial losses (gains)	—	—	2	(11)	—	—
Other (1)	—	—	5	—	—	(2)
Net periodic benefit cost (income)	$4	$4	$12	$(5)	$6	$4
(1) Other includes immaterial impacts from amortization of prior service credit and settlements.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

The following table outlines the impacts of the pensions on other comprehensive income (loss):

	U.S. Plans			Non-U.S. Plans
(in millions)	2025	2024	2023	2025	2024	2023
Pension liability adjustments
Actuarial losses (gains)	$(1)	$(13)	$14	$(13)	$(6)	$9
Actuarial (losses) gains recognized during the year	—	(1)	(8)	11	—	—
Other	—	—	1	(1)	—	(1)
Total recognized in other comprehensive (income) loss	(1)	(14)	7	(3)	(6)	8
Net periodic benefit cost (income)	4	4	12	(5)	6	4
Total recognized in net periodic benefit cost (income) and other comprehensive (income) loss	$3	$(10)	$19	$(8)	$—	$12

Significant actuarial assumptions used in determining the benefit obligations and net periodic benefit cost (income) for benefit plans are presented in the following table as weighted averages:

	U.S. Plans			Non-U.S. Plans
	2025	2024	2023	2025	2024	2023
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	5.7%	5.0%	5.2%	3.1%	3.0%	3.4%
Interest crediting rate	6.0%	6.0%	6.0%	2.2%	2.3%	2.5%
Expected annual rate of compensation increase	3.5%	3.5%	3.5%	2.5%	2.7%	2.6%

Actuarial assumptions used to determine net periodic benefit cost (income) for the year ended December 31:
Discount rate - benefit obligation	5.6%	5.7%	5.0%	3.8%	3.0%	3.0%
Interest crediting rate	6.0%	6.0%	6.0%	0.4%	0.4%	2.2%
Expected rate of return on plan assets	5.7%	5.5%	5.3%	1.1%	1.1%	3.4%
Expected annual rate of compensation increase	3.5%	3.5%	3.5%	2.3%	2.5%	2.7%

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

The expected rate of return on U.S. plan assets of 5.7% is a long-term rate based on historical plan asset returns over varying long-term periods combined with current market conditions and broad asset mix considerations. We review the expected rate of return on an annual basis and revise it as appropriate. For non-U.S. benefit plans, actuarial assumptions reflect economic, market factors, and demographic developments relevant to each country.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
The following amounts relate to pension plans with accumulated benefit obligations exceeding the fair value of plan assets at December 31, 2025 and 2024:

	U.S. Plans		Non-U.S. Plans
(in millions)	2025	2024	2025	2024
Projected benefit obligation	$214	$209	$93	$97
Accumulated benefit obligation	$212	$207	$86	$89
Fair value of plan assets	$194	$181	$20	$23

The amounts related to pension plans with projected benefit obligations exceeding the fair value of the plan assets at December 31, 2025 and 2024 are not materially different from the table above.

We utilize a third-party investment management firm and have an internal investment committee that monitors adherence to the investment guidelines. We employ an investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities and plan funded status. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalizations. Other assets such as real estate and hedge funds may be used to improve portfolio diversification. The non-U.S. investment policies are different for each country as local regulations, funding requirements, and financial and tax considerations are part of the funding and investment allocation process in each country.

A majority of the U.S. pension plan assets as of December 31, 2025 do not have published pricing and are valued using Net Asset Value (“NAV”). As a practical expedient, assets valued using NAV have not been classified in the fair value hierarchy. NAV and fair value by asset category are as follows for December 31, 2025 and 2024:

	U.S. Plans NAV
(in millions)	2025	2024
Cash and cash equivalents	$3	$2
Equity	64	58
Government bonds	16	10
Corporate bonds	52	50
Real estate / property	23	22
Other	36	39
Total assets at fair value	$194	$181

The fair values of the non-U.S. pension plan assets by asset category are as follows for December 31, 2025 and 2024:

	Non-U.S. Plans
	2025				2024
(in millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Equity	$8	$8	$—	$—	$7	$7	$—	$—
Government bonds	6	—	6	—	5	—	5	—
Insurance contracts	7	—	—	7	6	—	—	6
Other	6	—	—	6	6	—	—	6
Total assets at fair value	$27	$8	$6	$13	$24	$7	$5	$12

Refer to Note 13. Fair Value of the Notes to Consolidated Financial Statements.

Government bonds and corporate bonds held as of December 31, 2025 and 2024 are valued either by using pricing models, bids provided by brokers or dealers, quoted prices of securities with similar characteristics, or discounted cash flows and as

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
such include adjustments for certain risks that may not be observable such as credit and liquidity risks. Real estate, insurance contracts, and other investments as of December 31, 2025 and 2024 are classified as Level 3 as there are neither quoted prices nor other observable inputs for pricing. Insurance contracts are issued by insurance companies and are valued at cash surrender value, which approximates the contract fair value. Other investments consist of a collective pension foundation that is valued and allocated by the plan administrator.

We utilize the services of retirement and investment consultants to actively manage the assets of our pension plans. We have established asset allocation targets and investment guidelines based on the guidance of the consultants. Our target allocations are 35% fixed income investments, 33% global equity investments, 12% global real estate investments, and 20% cash and other investments.

Our general funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. In 2025, we made contributions of $10 million to the U.S. pension plans and expect to make contributions of $10 million in 2026.

Benefit payments are expected to be approximately $18 million per year through 2028, $17 million per year through 2030 and $80 million in aggregate from 2031 to 2036 for our U.S. pension plans and $3 million in 2026, $4 million per year through 2028, $7 million in 2029, $4 million in 2030, and $26 million in aggregate from 2031 to 2036 for our non-U.S. pension plans.

Note 8. Stock-Based Compensation Plans

The Stock Incentive Plan, which consists of the Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates and the 2018 Stock Incentive Plan for Non-Employee Directors of Resideo Technologies, Inc., provides for the grant of stock options, stock appreciation rights, restricted stock units, restricted stock, and other stock-based awards. At December 31, 2025, 27.8 million shares of our common stock are authorized under the Stock Incentive Plan and 7.6 million are available to be granted in the future.

Our stock-based compensation expense, net of tax was $59 million, $64 million, and $43 million for the years ended December 31, 2025, 2024, and 2023. Stock-based compensation expense is included in either selling, general and administrative expenses or restructuring, impairment and extinguishment costs in the Consolidated Statements of Operations based on the nature of the expense.

Restricted Stock Units and Performance Stock Units

RSUs are issued to certain key employees and to non-employee directors. These awards entitle the holder to receive one share of common stock for each unit upon vesting. RSUs typically become fully vested over a three-year period following the grant date; however, RSUs granted to our non-employee directors have a one-year service period. We expense the grant-date fair value of these awards on a straight-line basis over the vesting period.

PSUs are issued to certain key employees. The number of shares of common stock that may ultimately be issued as settlement for each award may range from 0% to 200% of the target award, subject to the achievement of our market-based Total Shareholder Return (“TSR”) relative to the performance of the S&P SmallCap 600 Index over a three-year performance period for a portion of the PSUs. A portion of the PSUs granted in 2025 are separately subject to the achievement of a performance-based return on invested capital (“ROIC”). PSUs typically vest at the end of a three-year period and upon achievement of the performance target.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
The fair value of market-based PSUs based on relative TSR was estimated using a Monte Carlo simulation model. For PSUs issued during the years ended December 31, 2025, 2024 and 2023, the calculation of the fair value of these awards was calculated using the following assumptions:

	Years Ended December 31,
	2025	2024	2023
Expected volatility	45.2%	45.9% - 47.6%	63.4%
Risk-free interest rate %	4.3%	3.9% - 4.3%	4.2%
Expected term (in years)	2.88	2.39 - 2.90	2.88
Dividend yield (1)	—%	—%	—%
(1) We have never declared or paid any cash dividends on our common stock and we currently do not intend to pay cash dividends on our common stock.

The following table summarizes activity related to the Stock Incentive Plan for employees and non-employee directors:

	PSUs (1)		RSUs
(in thousands except for per share amounts)	Number of Performance Stock Units	Weighted Average Grant Date Fair Value Per Share	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested as of January 1, 2025	1,680	$31.33	5,749	$19.65
Granted	237	25.56	2,263	22.25
Vested	(341)	36.11	(2,704)	19.97
Forfeited	(311)	33.12	(537)	19.24
Non-vested as of December 31, 2025	1,265	$28.51	4,771	$20.75
(1) Includes PSUs at target payout. Final common shares issued may be different based upon the actual achievement versus the performance measure target.

Weighted average grant date fair value per share of awards granted during the years ended December 31, 2024 and 2023 was $27.94 and $29.89, respectively, for PSUs and $19.59 and $18.79, respectively, for RSUs.

As of December 31, 2025, unrecognized compensation cost related to unvested awards granted to employees and non-employee directors under the Stock Incentive Plan is as follows:

(in millions)	Unrecognized Compensation Cost	Weighted-Average Period
RSUs	$61	1 year, 8 months
PSUs	10	11 months
Total unrecognized compensation cost	$71
The fair value of shares vested follows:

	Years Ended December 31,
(in millions)	2025	2024	2023
RSUs	$67	$47	$29
PSUs	7	—	14
Total	$74	$47	$43

Stock Options

Stock option awards entitle the holder to purchase shares of our common stock at a specific price when the options vest. Stock options typically vest over 3 years from the date of grant and expire 7 years from the grant date. There were no stock options granted to employees during the twelve months ended December 31, 2025, 2024, or 2023.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
The following table summarizes stock option activity related to the Stock Incentive Plan:

	Stock Options
	Number of Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value (1) (in millions)
Stock Options outstanding as of January 1, 2025	1,006	$14.34	2.3 years	$9
Expired	(28)	24.39
Exercised	(608)	17.15
Stock Options outstanding and exercisable as of December 31, 2025	370	$8.97	1.4 years	$10
(1) Represents the total intrinsic value (the difference between the fair market value of our common stock as of January 1, 2025 and December 31, 2025, respectively, and the exercise price, multiplied by the number of in-the-money service-based common stock options) that would have been received by the option holders had all option holders exercised their options on January 1, 2025 and December 31, 2025, respectively. This amount is subject to change based on changes to the fair market value of our common stock.

For the year ended December 31, 2025, there was no unrecognized compensation cost related to stock options as all stock option awards were fully vested. Cash received from stock options exercised during the year ended December 31, 2025 was $7 million, while amounts received in 2024 and 2023 were not material.

Note 9. Goodwill and Other Intangible Assets, net

Our goodwill balance and changes in carrying value by segment were as follows:

(in millions)	Products and Solutions	ADI Global Distribution	Total
Balance at January 1, 2024	$2,045	$660	$2,705
Acquisitions (1)	—	405	405
Impact of foreign currency translation	(30)	(8)	(38)
Balance as of December 31, 2024	2,015	1,057	3,072
Divestitures (1)	(26)	—	(26)
Adjustments (1)	—	(9)	(9)
Impact of foreign currency translation	47	16	63
Balance as of December 31, 2025	$2,036	$1,064	$3,100
(1) Refer to Note 3. Acquisitions and Divestitures for additional information.

The following table summarizes the net carrying amount of intangible assets:

	December 31,
(in millions)	2025	2024
Intangible assets subject to amortization	$911	$996
Indefinite-lived intangible assets	180	180
Total intangible assets	$1,091	$1,176

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
Intangible assets subject to amortization consisted of the following:

	December 31, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives	Weighted Average Amortization
Patents and technology	$170	$(63)	$107	5 - 10 years	8 years
Customer relationships	912	(253)	659	7 - 15 years	13 years
Trademarks	79	(20)	59	5 - 10 years	10 years
Software	256	(170)	86	3 - 7 years	5 years
Total intangible assets subject to amortization	$1,417	$(506)	$911

	December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Lives	Weighted Average Amortization
Patents and technology	$170	$(41)	$129	5 - 10 years	8 years
Customer relationships	901	(177)	724	7 - 15 years	13 years
Trademarks	78	(12)	66	5 - 10 years	10 years
Software	222	(145)	77	2 - 12 years	5 years
Total intangible assets subject to amortization	$1,371	$(375)	$996

Intangible assets are amortized on a straight-line basis or a basis consistent with the expected future cash flows over their expected useful lives. Intangible assets amortization expense was $122 million, $80 million, and $38 million during the years ended December 31, 2025, 2024 and 2023, respectively.

The estimated aggregate amortization on these intangible assets for each of the next five years as of December 31, 2025, follows:

(in millions)	Amortization Expense
2026	$119
2027	$110
2028	$106
2029	$96
2030	$85

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

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
Total operating lease costs were as follows:

	Years Ended December 31,
(in millions)	2025	2024	2023
Operating lease cost:
Selling, general and administrative expenses	$82	$69	$57
Cost of goods sold	19	16	20
Total operating lease costs (1)	$101	$85	$77
(1) Total operating lease costs include variable lease costs of $18 million, $17 million, and $22 million for the years ended December 31, 2025, 2024, and 2023, respectively.

The following table summarizes the carrying amounts of our operating leased assets and liabilities along with key inputs used to discount our lease liabilities:

		December 31,
(in millions, except weighted-average data)	Financial Statement Line Item	2025	2024
Operating lease assets	Other assets	$327	$248
Operating lease liabilities - current	Accrued liabilities	$57	$51
Operating lease liabilities - non-current	Other liabilities	$289	$212
Weighted-average remaining term		6.89 years	5.95 years
Weighted-average incremental borrowing rate		6.36%	6.08%

The following table summarizes our future minimum lease payments under our non-cancelable leases as of December 31, 2025:

(in millions)	Commitments
2026	$72
2027	70
2028	62
2029	48
2030	40
Thereafter	137
Total lease payments	429
Less: Imputed interest	(83)
Present value of operating lease liabilities	$346

Supplemental cash flow information related to operating leases follows:

	Years Ended December 31,
(in millions)	2025	2024	2023
Cash paid for operating lease liabilities	$69	$41	$36
Non-cash activities: operating lease assets obtained in exchange for new operating lease liabilities (1)	$126	$116	$39
(1) The year ended December 31, 2024 includes $61 million of operating lease assets acquired from the Snap One acquisition.

As of December 31, 2025, we have additional operating leases that have not yet commenced. Obligations under these leases are not material. Additionally, as a lessor, we lease all or a portion of certain owned and subleased properties. Rental income for the years ended December 31, 2025, 2024, and 2023 was not material.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
Note 11. Long-Term Debt

Long-term debt is comprised of the following:

	December 31,
(in millions)	2025	2024
4.000% Senior Notes due 2029	$300	$300
6.500% Senior Notes due 2032	600	600
Variable rate A&R Term B Facility	2,331	1,115
Gross debt	3,231	2,015
Less: current portion of long-term debt (1)	(18)	(6)
Less: unamortized deferred financing costs	(46)	(26)
Total long-term debt	$3,167	$1,983
(1) Included within accrued liabilities on the Consolidated Balance Sheets.

Aggregate required principal payments on long-term debt outstanding at December 31, 2025, follows:

(in millions)	Payments
2026	$18
2027	18
2028	536
2029	318
2030	18
Thereafter	2,323
Total	$3,231

A&R Credit Agreement

In 2021, we entered into a credit agreement with JPMorgan Chase Bank N.A. as administrative agent which was most recently amended on August 13, 2025 (as amended, the “A&R Credit Agreement”). As part of the August 2025 amendment, we issued $1,225 million of incremental term loans which mature in August 2032. Net proceeds of $1,198 million were primarily used to fund the termination of the Indemnification Agreement. A 1.00% prepayment premium is payable in connection with certain repricing transactions if executed within six months of the closing date. Refer to Note 15. Commitments and Contingencies of the Notes to the Consolidated Financial Statements for further discussion.

In addition to the $1,222 million of remaining principal on the incremental term loans, the A&R Credit Agreement includes $518 million of term loans maturing in February 2028 and $591 million of term loans maturing in June 2031 (together, the “A&R Term B Facility”). As a result of the August 2025 amendment, the A&R Term B Facility bears interest at a rate per annum based on Term SOFR plus an interest rate margin of 2.00% per annum. As of December 31, 2025 and December 31, 2024, the weighted average interest rate on the A&R Term B Facility, excluding the impact of the interest rate swaps, was 5.76% and 6.13%, respectively.

The A&R Credit Agreement also includes a senior secured revolving credit facility (the “A&R Revolving Credit Facility”) with an aggregate capacity of $500 million and a five-year term ending in June 2029. There were no outstanding borrowings and no letters of credit issued under the A&R Revolving Credit Facility.

We are obligated to make quarterly principal payments throughout the term of the A&R Term B Facility according to the amortization provisions in the A&R Credit Agreement. In addition to paying interest on outstanding borrowings under the A&R Revolving Credit Facility, we are required to pay a quarterly commitment fee between 0.25% and 0.35% based on the unused portion of the A&R Revolving Credit Facility depending on our consolidated leverage ratio. Up to $75 million may be utilized under the A&R Revolving Credit Facility for the issuance of letters of credit to us or any of our subsidiaries.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
The A&R Credit Agreement includes customary affirmative and negative covenants and reporting requirements, including limitations on indebtedness, liens, investments, and other restricted transactions. All obligations under the A&R Credit Agreement are unconditionally guaranteed jointly and severally by us and substantially all of the direct and indirect wholly owned subsidiaries of ours that are organized under the laws of the U.S. (collectively, the “Guarantors”). The A&R Credit Agreement is secured on a first priority basis by the equity interests of each direct subsidiary of ours, as well as the tangible and intangible personal property and material real property of ours and each of the Guarantors. As of December 31, 2025, we are in compliance with all covenants.

We have entered into certain interest rate swap agreements based on Term SOFR that effectively convert a portion of our variable-rate debt to fixed-rate debt. Additionally, we assumed the Interest Rate Cap in 2024 with a maturity date of December 31, 2025 that effectively capped the interest on a portion of our variable rate debt. Refer to Note 12. Derivative Financial Instruments of the Notes to Consolidated Financial Statements.

Senior Notes

In August 2021, we issued $300 million in principal amount of 4.000% Senior Notes due 2029 (“Senior Notes due 2029”).

In July 2024, we issued $600 million in aggregate principal of 6.500% Senior Notes due 2032 (“Senior Notes due 2032” and together with the Senior Notes due 2029, the “Senior Notes”).

We may, at our option, redeem the Senior Notes in whole (at any time) or in part (from time to time), at varying prices based on the timing of the redemption. The Senior Notes are senior unsecured obligations of Resideo guaranteed by Resideo’s existing and future domestic subsidiaries and rank equally with all of Resideo’s senior unsecured debt and senior to all of Resideo’s subordinated debt. The Senior Notes limit us and our restricted subsidiaries’ ability to, among other things, incur additional secured indebtedness; enter into certain sale and leaseback transactions; incur liens; and consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of limitations and exceptions. Additionally, upon certain events constituting a change of control together with a ratings downgrade, the holders of the Senior Notes have the right to require us to offer to repurchase the Senior Notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, to (but not including) the date of purchase.

Interest Paid

At December 31, 2025, 2024 and 2023, cash paid for interest net of interest rate derivative receipts was $136 million, $78 million, and $80 million, respectively.

Note 12. Derivative Financial Instruments

In March 2021, we entered into eight interest rate swap agreements with several financial institutions for a combined notional value of $560 million. The Swap Agreements were entered into to reduce the consolidated interest rate risk associated with variable rate long-term debt and designated as cash flow hedges.

During 2023, we modified two of the Swap Agreements, each with a notional value of $70 million, by blending the asset positions of the original interest rate swap agreements into new interest rate swap agreements and extending the term of our hedged positions to February 2027. The new pay-fixed interest rate swap agreements qualify as hybrid instruments in accordance with Accounting Standards Codification 815, Derivatives and Hedging, consisting of financing components and embedded at-market derivatives that were designated as cash flow hedges. The amounts remaining in accumulated other comprehensive income (loss) for the modified interest rate swap agreements were amortized as a reduction to interest expense over the effective period of the original interest rate swap agreements, or May 2024. The financing components are accounted for at amortized cost over the life of the swap while the embedded at-market derivatives are accounted for at fair value.

Two of the Swap Agreements matured in February 2025, two matured in May 2025, two mature in February 2026, and two mature in February 2027. As of December 31, 2025 and 2024, the Swap Agreements had a combined notional value of $280 million and $560 million, respectively. The remaining Swap Agreements effectively convert a portion of our variable interest rate obligations to a rate based on Term SOFR with a minimum rate of 0.39% per annum to a base fixed weighted average rate of 1.57% over the remaining terms. We designated the Swap Agreements as cash flow hedges of the variability in expected cash outflows for interest payments.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

In 2024, in connection with our acquisition of Snap One, we assumed an interest rate cap that matured on December 31, 2025. At its maturity, the Interest Rate Cap had a notional value of $342 million and a strike rate of 4.79%, which effectively capped SOFR on the notional amount at that rate. The Interest Rate Cap qualified as a hybrid instrument consisting of a financing component and an embedded at-market derivative that was designated as a cash flow hedge on our A&R Term B Facility as of the Snap One acquisition date. Pursuant to the terms of the Interest Rate Cap, we paid a premium of $7 million at the maturity date of December 31, 2025; therefore, the instrument was fully settled and is no longer outstanding.

The Swap Agreements and Interest Rate Cap (referred to collectively as “interest rate derivatives”) are adjusted to fair value on a quarterly basis. The following tables summarize the fair value and presentation of derivative instruments in the Consolidated Balance Sheets as well as the changes in fair value recorded in accumulated other comprehensive income (loss):

	Fair Value of Derivative Assets
		Years Ended December 31,
(in millions)	Financial Statement Line Item	2025	2024
Derivatives designated as hedging instruments:
Interest rate derivatives	Other current assets	$2	$10
Interest rate derivatives	Other assets	1	3
Total derivative assets designated as hedging instruments		$3	$13

	Fair Value of Derivative Liabilities
		Years Ended December 31,
(in millions)	Financial Statement Line Item	2025	2024
Derivatives designated as hedging instruments:
Interest rate derivatives	Accrued liabilities	$—	$6

Unrealized gain	Accumulated other comprehensive income (loss)	$—	$8

The following table summarizes the effect of derivative instruments designated as cash flow hedges in other comprehensive income (loss) in the Consolidated Statements of Operations:

		Years Ended December 31,
(in millions)	Financial Statement Line Item	2025	2024
Gains recorded in accumulated other comprehensive income (loss), beginning of year		$8	$25
Current period losses recognized in/reclassified from other comprehensive income (loss)	Other comprehensive income (loss)	(10)	(16)
Gains reclassified from accumulated other comprehensive income (loss) to net income (loss)	Interest expense, net	2	(1)
Gains recorded in accumulated other comprehensive income (loss), end of year		$—	$8

Unrealized gains expected to be reclassified from accumulated other comprehensive income (loss) in the next 12 months are estimated to be immaterial as of December 31, 2025.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
Note 13. Fair Value

The estimated fair value of our financial instruments held, and when applicable, issued to finance our operations, is summarized below. Certain estimates and judgments are required to develop fair value amounts. The fair value amounts shown below are not necessarily indicative of the amounts that we would realize upon disposition nor do they indicate our intent or ability to dispose of the financial instrument. There were no material changes in the methodologies used in our valuation practices as of December 31, 2025.

The fair values of long-term debt instruments were determined using quoted market prices in inactive markets or discounted cash flows based upon current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy.

The following table provides a summary of the carrying amount and fair value of outstanding debt:

	December 31, 2025		December 31, 2024
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt
4.000% Senior Notes due 2029	$300	$291	$300	$272
6.500% Senior Notes due 2032	600	615	600	602
Variable rate A&R Term B Facility	2,331	2,339	1,115	1,119
Total debt	$3,231	$3,245	$2,015	$1,993

As of December 31, 2025 and 2024, there were no borrowings and no letters of credit issued under the A&R Revolving Credit Facility. Refer to Note 11. Long-Term Debt of the Notes to Consolidated Financial Statements.

Foreign Currency Risk Management—We conduct business on a multinational basis in a wide variety of foreign currencies. We are exposed to market risks from changes in currency exchange rates. These exposures may impact future earnings and/or operating cash flows. The exposure to market risk for changes in foreign currency exchange rates arises from international trade transactions, foreign currency denominated monetary assets and liabilities, and international financing activities between subsidiaries. We rely on natural offsets to address these market risk exposures. As of December 31, 2025 and 2024, we had no forward or option hedging contracts.

Interest Rate Risk—We have exposure to movements in interest rates associated with cash and borrowings. We may enter into various interest rate protection agreements in order to limit the impact of movements in interest rates.

The following table provides a summary of the carrying amount and fair value of our interest rate derivatives:

	December 31, 2025		December 31, 2024
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Interest rate derivatives	$3	$3	$13	$13
Liabilities:
Interest rate derivatives	$—	$—	$6	$6

The fair values of derivative financial instruments have been determined based on market value equivalents at the balance sheet date, taking into account the current interest rate environment and therefore were classified as Level 2 measurements in the fair value hierarchy. Refer to Note 12. Derivative Financial Instruments of the Notes to Consolidated Financial Statements for further discussion.

The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, and accrued liabilities approximate fair value due to their short-term maturity.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
Note 14. Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
(in millions)	2025	2024
Compensation, benefit and other employee-related	$137	$131
Customer rebate reserve	129	112
Current operating lease liability	57	51
Current obligations payable under the Indemnification Agreement	—	140
Other (1)	301	283
Total accrued liabilities	$624	$717
(1) Other includes accruals for taxes payable, deferred revenue, freight payable, interest, product warranties, restructuring, current portion of long-term debt, legal and professional reserves, advertising, royalties, and other miscellaneous items.

Note 15. Commitments and Contingencies

Environmental Matters

We are subject to various federal, state, local, and foreign government requirements relating to the protection of the environment and accrue costs related to environmental matters when it is probable that we have incurred a liability related to a contaminated site and the amount can be reasonably estimated. We believe that, as a general matter, our policies, practices, and procedures are properly designed to prevent unreasonable risk of environmental damage and personal injury and that our handling, manufacture, use, and disposal of hazardous substances are in accordance with environmental and safety laws and regulations. We have incurred remedial response and voluntary cleanup costs for site contamination. Additional claims and costs involving environmental matters may arise in the future.

Environmental expenses for sites owned and operated by us are presented within cost of goods sold for operating sites. For the years ended December 31, 2025, 2024, and 2023, environmental expenses related to these operating sites were not material. Liabilities for environmental costs were $22 million for the years ended December 31, 2025 and 2024.

Obligations Payable Under the Indemnification Agreement and Tax Matters Agreement

Indemnification Agreement

We separated from Honeywell on October 29, 2018, becoming an independent publicly traded company as a result of a pro rata distribution of our common stock to shareholders of Honeywell. In connection with the Honeywell Spin-Off, we entered into an indemnification and reimbursement agreement, pursuant to which we had an obligation to make cash payments associated with Honeywell’s environmental liabilities which were capped at $140 million annually (the “Indemnification Agreement”). Pursuant to its terms, the Indemnification Agreement extended until the earlier of (1) December 31, 2043; or (2) December 31 of the third consecutive anniversary where the annual reimbursement obligation (including accrued amounts) had been less than $25 million.

On July 30, 2025, we entered into a definitive agreement with Honeywell to terminate the Indemnification Agreement (the “Termination Agreement”). We paid our regularly scheduled payments of $35 million each in the first quarter, second quarter, and third quarter of 2025, and subject to the terms and conditions of the Termination Agreement, we made a pre-tax, one-time cash payment of $1,590 million to Honeywell in August 2025 (the “Closing”). Proceeds from the incremental term loans issued under the A&R Credit Agreement in August 2025, together with a portion of our cash on hand, were utilized to fund the payment required under the Termination Agreement. Refer to Note 11. Long-Term Debt of the Notes to Consolidated Financial Statements for further discussion. Upon the Closing, the Indemnification Agreement terminated. As a result, we are no longer required to make any further payments to Honeywell under the Indemnification Agreement, and the associated affirmative and negative covenants no longer apply.

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

The following table summarizes information concerning the Indemnification Agreement and Tax Matters Agreement liabilities:

(in millions)	Indemnification Agreement	Tax Matters Agreement	Total
Beginning balance, January 1, 2024	$652	$97	$749
Accruals for liabilities deemed probable and reasonably estimable	211	(2)	209
Payments to Honeywell	(140)	(4)	(144)
Balance as of January 1, 2025	723	91	814
Accruals for liabilities deemed probable and reasonably estimable	972	(3)	969
Payments to Honeywell	(1,695)	—	(1,695)
Balance as of December 31, 2025	$—	$88	$88

The liabilities related to the Indemnification Agreement and Tax Matters Agreement are included in the following balance sheet accounts:

	December 31,
(in millions)	2025	2024
Accrued liabilities	$—	$140
Non-current obligations payable under the Indemnification Agreement	—	583
Other liabilities	88	91
Total indemnification liabilities	$88	$814

Neither the timing nor the amount of the ultimate costs associated with such Tax Matters Agreement liability payments can be determined although they could be material to our consolidated results of operations and operating cash flows in the periods recognized or paid.

Trademark Agreement

We entered into a 40-year Trademark Agreement with Honeywell that authorizes our use of the Honeywell Home trademark in the operation of our business for the advertising, sale and distribution of certain licensed products. In exchange, we pay Honeywell a royalty fee of 1.5% based on net revenue related to such licensed products, which is recorded in selling, general and administrative expense in the Consolidated Statements of Operations. For the year ended December 31, 2025 royalty fees were $16 million and $18 million each for the years ended December 31, 2024 and 2023.

Other Matters

We are subject to lawsuits, investigations and disputes arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability, acquisitions and divestitures, employee matters, intellectual property, trade and tax compliance, compliance with laws and environmental, health, and safety matters. We

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of adverse judgments or outcomes in these matters, as well as potential ranges of possible losses, based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. No such matters are material to our financial statements.
Warranties and Guarantees

In the normal course of business, we issue product warranties and product performance guarantees. We accrue for the estimated cost of product warranties and product performance guarantees based on contract terms and historical experience at the time of sale. Adjustments to initial obligations for warranties and guarantees are made as changes to the obligations become reasonably estimable. Product warranties and product performance guarantees are included in accrued liabilities and other liabilities on the Consolidated Balance Sheets. The following table summarizes information concerning recorded obligations for product warranties and product performance guarantees:

	Years Ended December 31,
(in millions)	2025	2024	2023
Beginning balance	$35	$34	$48
Accruals for warranties/guarantees issued during the year	30	31	24
Settlement/adjustment of warranty/guarantee claims	(29)	(30)	(38)
Ending balance	$36	$35	$34

Purchase Commitments

Our unconditional purchase obligations include purchase commitments with suppliers and other obligations entered into during the normal course of business regarding the purchase of goods and services. For the years ended December 31, 2025, 2024, and 2023, purchases related to these obligations were $220 million, $276 million, and $91 million, respectively.

The following table summarizes the future aggregate payments on these obligations as of December 31, 2025:

(in millions)	Payments
2026	$130
2027	31
2028	9
2029	8
2030 and thereafter	—
Total	$178

Note 16. Stockholders’ Equity

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

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
and other agreements, applicable legal requirements, the nature of other investment opportunities available to us, and other considerations.

During the twelve months ended December 31, 2025, there were no common stock repurchases. During the twelve months ended December 31, 2024, we repurchased 0.1 million of common stock in the open market at a total cost of $1 million. Common stock repurchases are recorded at cost and presented as a reduction to stockholders’ equity. As of December 31, 2025, we had approximately $108 million of authorized repurchases remaining under the Share Repurchase Program.

Preferred Stock

On June 14, 2024, in connection with our acquisition of Snap One, we issued 500,000 shares of Preferred Stock to the CD&R Stockholder for an aggregate purchase price of $500 million pursuant to an investment agreement dated April 15, 2024. In connection with the issuance of the Preferred Stock, we incurred direct and incremental expenses of $18 million which reduced the Preferred Stock carrying value.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. It includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key Tax Cuts and Jobs Act provisions (both U.S. and non-U.S.). The tax effects of the OBBBA have been reflected in our financial results for the period ended December 31, 2025, with no material impact to the effective tax rate. We continue to assess the overall impact of potential changes as developments occur, consistent with our practice of monitoring all tax law changes.

The following is a summary of the components of income before provision for income taxes:

	Years Ended December 31,
(in millions)	2025	2024	2023
U.S.	$(793)	$(65)	$76
Non-U.S.	336	286	237
Total	$(457)	$221	$313

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
The components of the provision for income taxes consisted of the following for 2025:

Year Ended December 31,
(in millions)	2025
Current:
U.S. federal	$4
U.S. state and local	4
Non-U.S.	54
Total current	62
Deferred:
U.S. federal	(14)
U.S. state and local	3
Non-U.S.	19
Total deferred	8
Total income tax expense:
U.S. federal	(10)
U.S. state and local	7
Non-U.S.	73
Total income tax expense	$70

The components of the provision for income taxes consisted of the following for 2024 and 2023:

	Years Ended December 31,
(in millions)	2024	2023
Current:
U.S.	$76	$80
Non-U.S.	60	51
Total current	136	131
Deferred:
U.S. federal	(23)	(6)
Non-U.S.	(8)	(22)
Total deferred	(31)	(28)
Total provision	$105	$103

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
The reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate is as follows for 2025:

	Year Ended December 31,
	2025
	$	%
Federal statutory tax rate	$(96)	21.0%
State and local income taxes, net of federal income tax effect (1)	7	(1.5)
Foreign tax effects
Switzerland
Cantonal tax	16	(3.5)
Statutory tax rate difference	(34)	7.4
Other	2	(0.4)
Germany
Changes in valuation allowances	6	(1.3)
Other	3	(0.7)
Other foreign jurisdictions	8	(1.8)
Effect of cross-border tax laws	3	(0.7)
Tax credits	(5)	1.1
Changes in valuation allowances	(1)	0.2
Nontaxable or nondeductible items
Non-deductible Indemnification Agreement costs	204	(44.5)
Interest expense deduction	(61)	13.4
§162(m) excess officer compensation	6	(1.3)
Other	4	(0.9)
Changes in unrecognized tax benefits	8	(1.8)
Total	$70	(15.3)%
(1) State taxes in New York, Florida, Pennsylvania and Tennessee made up the majority (greater than 50%) of the tax effect in this category.

The reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate is as follows for 2024 and 2023:

	Years Ended December 31,
	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%
Impact of foreign operations	(0.9)	(0.9)
U.S. state income taxes	4.9	4.4
Non-deductible Indemnification Agreement costs	18.1	10.9
Executive compensation over $1 million	2.4	1.6
U.S. taxation of foreign earnings	3.1	2.8
Tax credits	(2.3)	(0.8)
Change in tax basis in foreign assets (1)	(0.9)	(6.5)
All other items, net	1.8	0.2
Effective income tax rate	47.2%	32.7%
(1) The 2024 impact represents subsequent adjustment to tax basis, net of valuation allowance, based on refinement of the step-up calculation. The 2023 impact represents the initial recognition of a step-up in the tax basis of intangible assets recorded under Switzerland tax reform, net of valuation allowance.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements

Deferred income taxes reflect the net impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects of the temporary differences as of December 31, 2025 and 2024 are as follows:

	Years Ended December 31,
(in millions)	2025	2024
Deferred tax assets:
Pension	$14	$17
Intangibles (1)	29	27
Other asset basis differences	43	44
Operating lease liabilities	89	60
Employee compensation and benefits	29	30
Inventory costing and related reserves	16	15
Capitalized research and development	2	56
Other accruals and reserves	28	27
§163(j) carryforward	63	13
Net operating losses, capital losses, and tax credits	104	81
Other	12	18
Gross deferred tax assets	429	388
Valuation allowance	(93)	(86)
Total deferred tax assets	$336	$302

Deferred tax liabilities:
Intangibles	$(191)	$(191)
Property, plant and equipment	(10)	(9)
Operating lease assets	(84)	(56)
Other	(6)	(10)
Total deferred tax liabilities	$(291)	$(266)

Net deferred tax asset	$45	$36
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

We maintain a valuation allowance of $93 million against a portion of deferred tax assets. Valuation allowances principally relate to foreign net operating loss carryforwards. As of December 31, 2025, we have deferred tax assets relating to foreign net operating loss carryforwards of $63 million. These tax losses can be carried forward to offset the income tax liabilities

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
on future income in these countries. Cumulative tax losses of $58 million can be carried forward indefinitely, while the remaining $5 million of tax losses must be used during tax years 2025 to 2045.

The rollforward of the valuation allowance on deferred taxes is as follows for the periods indicated:

	Years Ended December 31,
(in millions)	2025	2024	2023
Beginning balance	$86	$75	$63
Additions / (Subtractions)	7	11	12
Ending balance	$93	$86	$75

As of December 31, 2025, our total undistributed earnings of foreign affiliates were $1.6 billion, of which $1.1 billion was not considered indefinitely reinvested. While these earnings would not be subject to incremental U.S. tax, if we were to actually distribute these earnings, they could be subject to additional foreign income taxes and/or withholding taxes payable in foreign jurisdictions. Thus, we provide for foreign income taxes payable upon future distributions of the earnings not considered indefinitely reinvested annually. For the year ended December 31, 2025, the tax charge related to earnings that are not considered indefinitely reinvested is not material. Determination of the unrecognized deferred foreign income tax liability related to these undistributed earnings is not practicable due to the complexities associated with this hypothetical calculation.

Uncertain tax positions

The table below sets forth the changes to our gross unrecognized tax benefit as a result of uncertain tax positions, excluding interest and penalties for the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
(in millions)	2025	2024	2023
Unrecognized tax benefits at beginning of year	$24	$22	$22
Decreases related to positions taken on items from prior years	—	—	(1)
Increases related to positions taken in the current year	16	8	5
Decreases due to expiration of statutes of limitations	(5)	(6)	(4)
Unrecognized tax benefits at end of year	$35	$24	$22

Included in the balance of unrecognized tax benefits as of December 31, 2025 and December 31, 2024, are potential benefits of $35 million and $24 million, respectively, that if recognized would affect the effective tax rate.

We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the year ended December 31, 2025, we recognized no net expense for interest and penalties for unrecognized tax benefits and had net accumulated accrued interest and penalties of $2 million as of December 31, 2025. For the year ended December 31, 2024, we recognized no net expense for interest and penalties relating to unrecognized tax benefits and had net accumulated accrued interest and penalties of $2 million as of December 31, 2024.

Open tax periods

We file income tax returns in the U.S. federal jurisdiction, all states, and various local and foreign jurisdictions. Our U.S. federal tax returns are no longer subject to income tax examinations for taxable years before 2022. With limited exception, state, local, and foreign income tax returns for taxable years before 2021 are no longer subject to examination.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
Income taxes paid, net of refunds

The following table presents the income taxes paid, net of refunds, disaggregated by jurisdiction for the year ended December 31, 2025:

Year Ended December 31,
(in millions)	2025
U.S. federal	$20
U.S. state and local	16
Foreign
Canada	7
Mexico	13
Switzerland	26
Other foreign jurisdictions	11
Total income tax payments, net of refunds	$93

Income taxes paid, net of refunds was $162 million and $123 million for the years ended December 31, 2024 and 2023, respectively.

Note 18. Earnings (Loss) Per Common Share

The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings (loss) per common share follows:

	Years Ended December 31,
(in millions, except per share data)	2025	2024	2023
Numerator for basic and diluted earnings (loss) per common share:
Net income (loss)	$(527)	$116	$210
Less: preferred stock dividends	35	19	—
Less: undistributed income allocated to preferred stockholders	—	6	—
Net income (loss) available to common stockholders	$(562)	$91	$210

Denominator for basic and diluted earnings (loss) per common share:
Basic	149	146	147
Plus: dilutive effect of common stock equivalents	—	3	1
Weighted average diluted number of common shares outstanding	149	149	148

Earnings (loss) per common share
Basic	$(3.77)	$0.62	$1.43
Diluted	$(3.77)	$0.61	$1.42

Diluted earnings (loss) per common share is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the if-converted method and treasury stock method using the average market price of our common stock for the period, except when the inclusion of such instruments would be antidilutive.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
The following potentially dilutive instruments, presented as a weighted average of the instruments outstanding, were excluded from the calculation of diluted (loss) earnings per common share because their effect would have been antidilutive, and in the case of certain PSUs, the contingency has not been satisfied.

	Years Ended December 31,
(in millions)	2025	2024	2023
RSUs and other rights	5.9	0.7	1.5
PSUs	2.5	0.7	1.2
Preferred stock	0.5	0.3	—

Note 19. Geographic Areas - Financial Data

Revenue and long-lived assets by geography are as follows:

	Net Revenue (1)			Long-Lived Assets (2)
	Years Ended December 31,			December 31,
(in millions)	2025	2024	2023	2025	2024	2023
U.S.	$5,817	$5,232	$4,720	$494	$412	$332
Europe	1,098	1,046	1,065	159	138	143
Other International	557	483	457	121	108	107
Total	$7,472	$6,761	$6,242	$774	$658	$582
(1)Net revenue is classified according to the country of origin. Included in U.S. net revenue are export sales of $66 million, $57 million, and $41 million for the years ended December 31, 2025, 2024, and 2023, respectively.
(2)Long-lived assets are comprised of property, plant and equipment, net and right-of-use lease assets.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
Note 20. Subsequent Events

On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed by the U.S. government under the IEEPA were unauthorized. The Court did not address refunds or remedies but instead remanded the matter to the Court of International Trade to address remedies. The president also issued an executive order rescinding the IEEPA tariffs and directing agencies to take measures to cease collection of the tariffs. However, in addition, a presidential proclamation was issued imposing a tariff surcharge of at least 10% under the balance of payments statute (19 USC 2132) on all imports with certain exceptions for certain commodities (e.g., electronics, critical minerals) and USMCA qualified products. The tariffs under this statute are intended to take effect on February 24, 2026, and will remain in effect for 150 days (the maximum under the statute). Tariffs have not been previously imposed under this statutory provision. We are evaluating the impacts of these actions on our business which are uncertain at this time.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Resideo Technologies, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Resideo Technologies, Inc. (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 24, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 24, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Resideo Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Resideo Technologies, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Honeywell Termination Agreement – Refer to Note 15 to the financial statements

Critical Audit Matter Description

On July 30, 2025, the Company entered into a Termination Agreement (the “Agreement”) with Honeywell International, Inc. (“Honeywell”) pursuant to which, upon closing of the transactions contemplated thereby, a one-time cash payment of $1,590,000,000 was made to Honeywell on August 13, 2025 (the “Closing”) in lieu of all future payments to which Honeywell was entitled pursuant to the Indemnification and Reimbursement Agreement (the “Indemnification Agreement”). Effective as of the Closing, the Indemnification Agreement is terminated, subject only to certain limited provisions that survived.

Prior to the execution of the Agreement on July 30, 2025, the Company evaluated the nature, amounts and timing of recording its liabilities due to Honeywell under the Indemnification Agreement, and related expenses under Accounting Standards Codification (“ASC”) 450. Upon execution of the Agreement, the Company evaluated the nature, amount and timing of recording its liabilities to Honeywell and related expenses under ASC 405.

Given the significant assumptions and judgments made by management in determining the relevant accounting guidance both prior to and subsequent to the execution of the Agreement, as well as the significant assumptions and judgments made relating to the associated amounts of liability incurred in connection with the Agreement, performing audit procedures to evaluate the same required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s obligations arising from and pursuant to the Termination Agreement included the following, among others:·
•We evaluated the Company’s accounting conclusions through the following procedures:

◦We tested the effectiveness of controls related to management’s controls over the recording of and changes to the liability for the Company’s obligations under the Indemnification Agreement and the Agreement
◦Obtained, read and evaluated the underlying terms of the Agreement
◦Obtained, read and evaluated the Company’s accounting position papers, including relevant accounting literature, regarding the timing of and amount recorded and the associated liability and expense
◦Obtained, read and evaluated the relevant accounting literature to be applied prior to and subsequent to the execution and completion of the Agreement
◦Obtained support of payment to Honeywell as defined within the Termination Agreement
◦Evaluated the completeness and accuracy of the disclosures related to the Agreement and Indemnification Agreement

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 24, 2026

We have served as the Company’s auditor since 2018.

RESIDEO TECHNOLOGIES, INC.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
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
Management assessed the effectiveness of internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on this assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2025.
The effectiveness of the internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8. Financial Statements and Supplementary Data of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a) Chief Executive Officer Transition Agreement Amendment.

On February 20, 2026, the Company entered into a letter agreement with Mr. Geldmacher further amending his prior letter agreement governing the terms of his transition in connection with his retirement from the Company. Given that Mr. Geldmacher’s retirement date has extended beyond what was originally contemplated, the Compensation and Human Capital Management Committee, as reflected in the letter agreement, approved an increase to his annual base salary to $1,103,310, effective April 1, 2026 and granted him, on February 18, 2026, a restricted stock unit that vests on the first

RESIDEO TECHNOLOGIES, INC.
anniversary of the grant date so long as he remains employed through the vesting date or, if his employment has ended six months following the date a new Chief Executive Officer commences employment as Chief Executive Officer pursuant to the original letter agreement, he remains in compliance with his noncompete and other restrictive covenant agreements as of the vesting date, subject to the other provisions of the award agreement.

(b) Securities Trading Plans of Directors and Executive Officers.

During the three months ended December 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

RESIDEO TECHNOLOGIES, INC.
PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in the 2026 Proxy Statement under the headings “Proposal 1: Election of Directors,” “Other Executive Officers,” “Delinquent Section 16(a) Reports,” “Our Governance Framework,” and “Elements of Compensation.” That information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in the 2026 Proxy Statement under the headings “Non-Employee Director Compensation” and “Compensation Discussion and Analysis” (excluding the information presented under the subheading “Pay Versus Performance”). That information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item relating to security ownership of certain beneficial owners and management will be included in the 2026 Proxy Statement under the heading “Stock Ownership of Directors and Executive Officers.” That information is incorporated herein by reference.
Information required by this item relating to equity compensation plans will be included in the 2026 Proxy Statement under the heading “Equity Compensation Plan Information.” That information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in the 2026 Proxy Statement under the headings “Related Party Transactions” and “Director Independence.” That information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information relating to fees paid to and services performed by Deloitte & Touche LLP and our Audit Committee’s pre-approval policies and procedures with respect to non-audit services are contained in the 2026 Proxy Statement under the heading “Proposal 3: Ratification of the Appointment of Independent Registered Public Accounting Firm.” That information is incorporated herein by reference.

RESIDEO TECHNOLOGIES, INC.
PART IV.

Item 15. Exhibits and Financial Statement Schedules.
(a)(1)Financial Statements
The Consolidated Financial Statements and accompanying notes, together with the report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm (PCAOB ID No. 34), appear in Part II Item 8. Financial Statements and Supplementary Data of this Form 10-K.
(a)(2)Financial Statements Schedules
All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or accompanying notes thereto.
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

2.2
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

2.8
Second Amendment to Trademark License Agreement, dated as of September 23, 2020, between Resideo Technologies, Inc. and Honeywell International Inc. (incorporated by reference to Exhibit 2.11 to Resideo’s Form 10-K filed on February 25, 2021, File No. 001-38635)

2.9
Third Amendment to Trademark License Agreement, dated as of May 12, 2021, between Resideo Technologies, Inc. and Honeywell International Inc. (incorporated by reference to Exhibit 2.14 to Resideo's Form 10-K filed on February 21, 2023, File No. 001-38635)

2.10
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

RESIDEO TECHNOLOGIES, INC.

4.1	Description of Securities of Registrant (incorporated by reference to Exhibit 4.1 to Resideo’s Form 10-K filed on February 20, 2025, File No. 001-38635)

4.2
First Supplemental Indenture, dated April 1, 2022, to the Senior Notes Indenture, dated August 26, 2021, relating to the Issuer’s 4.000% 2029 Notes (incorporated by reference to Exhibit 4.1 to Resideo’s Form 8-K filed on April 4, 2022, File No. 001-38635)

4.3
Second Supplemental Indenture, dated May 19, 2022, to the Senior Notes Indenture, dated August 26, 2021, relating to the Issuer's 4.000% 2029 Notes (incorporated by reference to Exhibit 4.2 to Resideo’s Form 10-Q filed on August 4, 2022, File No. 001-38635)

4.4
Third Supplemental Indenture, dated September 26, 2022, to the Senior Notes Indenture, dated August 26, 2021, relating to the Issuer's 4.000% 2029 Notes (incorporated by reference to Exhibit 4.1 to Resideo’s Form 10-Q filed on November 1, 2022, File No. 001-38635)

4.5
Fourth Supplemental Indenture, dated April 11, 2023, to the Senior Notes Indenture, dated August 26, 2021, relating to the Issuer's 4.000% 2029 Notes (incorporated by reference to Exhibit 4.1 to Resideo’s Form 10-Q filed May 3, 2023, File No. 001-38635)

4.6
Fifth Supplemental Indenture dated July 17, 2024 to the Senior Notes Indenture, dated August 26, 2021, relating to the Issuer’s 4.000% 2029 Notes (incorporated by reference to Exhibit 4.2 to Resideo's Form 10-Q filed on August 9, 2024, File No. 001-38635)

4.7
Sixth Supplemental Indenture dated December 20, 2024, to the Senior Notes Indenture, dated August 26, 2021, relating to the Issuer's 4.000% 2029 Notes (incorporated by reference to Exhibit 4.9 to Resideo’s Form 10-K filed on February 20, 2025, File No. 001-38635)

4.8
Indenture, dated as of July 17, 2024, among Resideo Funding Inc., as issuer, Resideo Technologies, Inc., the other guarantors named therein, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Resideo’s Form 8-K filed on July 17, 2024, File No. 001-38635)

4.9
First Supplemental Indenture, dated December 20, 2024, to the Senior Notes Indenture, dated July 17, 2024, relating to the Issuer's 6.500% 2032 Senior Notes (incorporated by reference to Exhibit 4.11 to Resideo’s Form 10-K filed on February 20, 2025, File No. 001-38635)

4.10
Seventh Supplemental Indenture dated September 30, 2025, to the Senior Notes Indenture, dated August 26, 2021, relating to the Issuer's 4.000% 2029 Notes (incorporated by reference to Exhibit 4.1 to Resideo’s Form 10-Q filed on November 5, 2025, File No. 001-38635)

4.11
Second Supplemental Indenture, dated September 30, 2025, to the Senior Notes Indenture, dated July 17, 2024, relating to the Issuer's 6.500% 2032 Senior Notes (incorporated by reference to Exhibit 4.2 to Resideo’s Form 10-Q filed on November 5, 2025, File No. 001-38635)

10.01	Form of Internal Hire Offer Letter ‡ (incorporated by reference to Exhibit 10.03 to Resideo’s Form 10-K filed on August 23, 2018, File No. 001-38635)

10.02	Resideo Technologies Supplemental Savings Plan ‡ (incorporated by reference to Exhibit 10.05 to Resideo’s Form 10-K filed on March 18, 2019, File No. 001-38635)

10.03
Resideo Technologies, Inc. Severance Plan For Designated Officers as amended on July 31, 2025 ‡ (incorporated by reference to Exhibit 10.2 to Resideo’s Form 10-Q filed on August 5, 2025, File No. 001-38635)

10.04
Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates (incorporated by reference to Exhibit 10.1 to the Form S-8 filed with the Securities and Exchange Commission on June 14, 2024, File No. 333-280220)

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

10.08	Resideo Technologies UK Sharebuilder Plan. ‡ (incorporated by reference to Exhibit 4.12 to Resideo’s Form S-8 filed on December 6, 2018, File No. 333-228687)

10.09	Supplemental Deed to Resideo Technologies UK Sharebuilder Plan ‡ (filed herewith)

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

10.14	Resideo Supplemental Pension Plan ‡ (incorporated by reference to Exhibit 10.24 to Resideo’s Form 10-K filed on March 18, 2019, File No. 001-38635)

10.15	Resideo Technologies, Inc. Bonus Plan, amended as of April 28, 2022. ‡ (incorporated by reference to Exhibit 10.1 to Resideo’s Form 10-Q filed on August 4, 2022, File No. 001-38635)

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

10.18	Employment Agreement Letter with Jay Geldmacher dated May 18, 2020. ‡ (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K filed on May 19, 2020, File No. 001-38635)

10.19	Amendment to Employment Agreement Letter with Jay Geldmacher dated July 1, 2021. ‡ (incorporated nu reference to Exhibit 10.1 to Resideo’s Form 10-Q filed August 5, 2021, File No. 001-38635)

10.20	Restricted Stock Unit Agreement with Robert B. Aarnes dated February 15, 2024 ‡ (incorporated by reference to Exhibit 10.1 to Resideo's Form 10-Q filed on May 2, 2024 (File No. 001-38635)

RESIDEO TECHNOLOGIES, INC.

10.21	Employment Agreement Letter with Michael Carlet ‡ (incorporated by reference to Exhibit 10.1 to Resideo's Form 10-Q filed on November 7, 2024 (File No. 001-38635)

10.22
Letter Agreement with Terms and Conditions of Employment with Jay Geldmacher, dated November 6, 2024 ‡ (incorporated by reference to Exhibit 10.25 to Resideo's Form 10-K filed on February 20, 2025, File No. 001-38635)

10.23	Amendment to Letter Agreement with Terms and Conditions of Employment with Jay Geldmacher, dated January 6, 2026 ‡ (filed herewith)

10.24	Second Amendment to Letter Agreement with Terms and Conditions of Employment with Jay Geldmacher, dated February 20, 2026 ‡ (filed herewith)

10.25	Amendment to Stock Option Agreement with Jay Geldmacher dated July 31, 2025 ‡ (incorporated by reference to Exhibit 10.3 to Resideo’s Form 10-Q filed on August 5, 2025, File No. 001-38635)

10.26
Amendment and Restatement Agreement, dated as of February 12, 2021, by and among the Resideo Technologies, Inc., Resideo Holding Inc., Resideo Intermediate Holding Inc., Resideo Funding Inc., certain other subsidiaries of Resideo Technologies, Inc., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K filed February 17, 2021, File No. 001-38635)

10.27
First Amendment dated as of March 28, 2022 to Amended and Restated Credit Agreement, dated as of February 12, 2021, among Resideo Funding Inc., Resideo Technologies Inc., Resideo Holding Inc., Resideo Intermediate Holding Inc., the other subsidiaries of Resideo Technologies, Inc., party thereto JPMorgan Chase Bank N.A., as administrative agent, and the lending institutions party thereto (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K filed March 28, 2022, File No. 001-38635)

10.28
Second Amendment dated as of June 30, 2023 to Amended and Restated Credit Agreement dated as of February 12, 2021, among Resideo Funding Inc., Resideo Technologies Inc., Resideo Holding Inc., Resideo Intermediate Holding Inc., the other subsidiaries of Resideo Technologies, Inc., party thereto JPMorgan Chase Bank N.A., as administrative agent, and the lending institutions party thereto (incorporated by reference to Exhibit 10.2 to Resideo’s Form 10-Q filed August 4, 2023, File No. 001-38635)

10.29
Third Amendment to Amended and Restated Credit Agreement, dated as of May 24, 2024, among Resideo Technologies, Inc., a Delaware corporation, Resideo Holding Inc., a Delaware Corporation, Resideo Intermediate Holding Inc., a Delaware corporation, Resideo Funding Inc., a Delaware corporation, the financial institutions party thereto as Lenders and Issuing Banks and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K filed on May 28, 2024, File No. 001-38635)

10.30
Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 14, 2024, among Resideo Technologies, Inc., a Delaware corporation, Resideo Holding Inc., a Delaware Corporation, Resideo Intermediate Holding Inc., a Delaware corporation, Resideo Funding Inc., a Delaware corporation, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to Resideo’s Form 8-K filed on June 18, 2024, File No. 001-38635)

10.31
Fifth Amendment to Amended and Restated Credit Agreement, dated as of December 16, 2024, among Resideo Technologies, Inc., a Delaware corporation, Resideo Holding Inc., a Delaware Corporation, Resideo Intermediate Holding Inc., a Delaware corporation, Resideo Funding Inc., a Delaware corporation, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K filed on December 18, 2024, File No. 001-38635)

RESIDEO TECHNOLOGIES, INC.

10.32
Sixth Amendment to Amended and Restated Credit Agreement, dated as of August 13, 2025, among Resideo Technologies, Inc., a Delaware corporation, Resideo Holding Inc., a Delaware corporation, Resideo Intermediate Holding Inc., a Delaware corporation, Resideo Funding Inc., a Delaware corporation, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Resideo’s Current Report on Form 8-K filed on August 14, 2025, File No. 001-38635)

10.33
Investment Agreement, dated as of April 14, 2024, by and among Resideo Technologies, Inc., CD&R Channel Holdings, L.P. and Clayton, Dubilier & Rice Fund XII, L.P. (solely for purposes of Section 4.10 thereof) (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K filed on April 15, 2024, File No. 001-38635)

10.34
Amendment No. 1 to Investment Agreement, dated as of June 14, 2024, by and among Resideo Technologies, Inc., CD&R Channel Holdings, L.P. and Clayton, Dubilier & Rice Fund XII, L.P. (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K filed on June 18, 2024, File No. 001-38635)

10.35
Registration Rights Agreement, dated as of June 14, 2024, by and between Resideo Technologies, Inc. and CD&R Channel Holdings, L.P. (incorporated by reference to Exhibit 10.2 to Resideo’s Form 8-K filed on June 18, 2024, File No. 001-38635)

10.36
Termination Agreement, dated as of July 30, 2025, by and among Honeywell International Inc., Resideo Technologies, Inc., Resideo Intermediate Holding Inc. and the guarantors party thereto and identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 30, 2025, File No. 001-38635)

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

RESIDEO TECHNOLOGIES, INC.

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

Item 16. Form 10-K Summary.

None.

RESIDEO TECHNOLOGIES, INC.
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Resideo Technologies, Inc.

Date: February 24, 2026	By:	/s/ Michael Carlet
Michael Carlet
Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as the Registrant’s Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Name	Title	Date
/s/ Jay Geldmacher	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2026
Jay Geldmacher
/s/ Jeffrey Kutz	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2026
Jeffrey Kutz
*	Chairman of the Board	February 24, 2026
Andrew C. Teich
*	Director	February 24, 2026
Paul F. Deninger
*	Director	February 24, 2026
Cynthia Hostetler
*	Director	February 24, 2026
Brian G. Kushner
*	Director	February 24, 2026
Jack R. Lazar
*	Director	February 24, 2026
Nina L. Richardson
*	Director	February 24, 2026
Nathan K. Sleeper
*	Director	February 24, 2026
John Stroup
*	Director	February 24, 2026
Sharon Wienbar
*	Director	February 24, 2026
Kareem Yusuf

*By:	/s/ Jeannine J. Lane
(Jeannine J. Lane, Attorney-in-Fact)

February 24, 2026