Form 10-Q
period 2026-04-04
RESIDEO TECHNOLOGIES, INC.
filed 2026-05-12
CIK 1740332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 5, 2026 was 151,426,260 shares.

Part I. Financial Information
Item 1. Financial Statements.
Resideo Technologies, Inc.
Consolidated Balance Sheets
(Unaudited)

(in millions, except par value)	April 4, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$438	$661
Accounts receivable, net	1,114	1,073
Inventories, net	1,357	1,354
Other current assets	265	270
Total current assets	3,174	3,358

Property, plant and equipment, net	444	447
Goodwill	3,096	3,100
Intangible assets, net	1,069	1,091
Other assets	424	437
Total assets	$8,207	$8,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,015	$1,131
Accrued liabilities	516	624
Total current liabilities	1,531	1,755

Long-term debt	3,165	3,167
Other liabilities	589	594
Total liabilities	5,285	5,516

COMMITMENTS AND CONTINGENCIES (Note 14)

Stockholders’ equity:
Preferred stock, $0.001 par value: 100 shares authorized, 0.5 shares issued and outstanding, and $500 liquidation preference at April 4, 2026 and December 31, 2025	482	482
Common stock, $0.001 par value: 700 shares authorized, 160 and 151 shares issued and outstanding at April 4, 2026, respectively, and 158 and 150 shares issued and outstanding at December 31, 2025, respectively	—	—
Additional paid-in capital	2,410	2,391
Retained earnings	374	345
Accumulated other comprehensive loss	(168)	(157)
Treasury stock at cost	(176)	(144)
Total stockholders’ equity	2,922	2,917
Total liabilities and stockholders’ equity	$8,207	$8,433
Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
(in millions, except per share data)	April 4, 2026	March 29, 2025
Net revenue	$1,912	$1,770
Cost of goods sold	1,361	1,259
Gross profit	551	511
Operating expenses:
Research and development expenses	48	35
Selling, general and administrative expenses	340	306
Intangible asset amortization	31	30
Restructuring expenses	6	4
Business separation costs	24	—
Total operating expenses	449	375
Income from operations	102	136
Indemnification Agreement expense	—	90
Other expense (income), net	—	6
Interest expense, net	47	25
Net income before taxes	55	15
Provision for income taxes	17	9
Net income	38	6
Less: preferred stock dividends	9	9
Less: undistributed income allocated to preferred stockholders	3	—
Net income (loss) available to common stockholders	$26	$(3)

Earnings (loss) per common share:
Basic	$0.17	$(0.02)
Diluted	$0.17	$(0.02)

Weighted average common shares outstanding:
Basic	151	148
Diluted	155	148
Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(in millions)	April 4, 2026	March 29, 2025
Comprehensive income:
Net income	$38	$6
Other comprehensive income (loss), net of tax:
Foreign exchange translation gain (loss)	(11)	41
Changes in fair value of effective cash flow hedges	—	(3)
Total other comprehensive income (loss), net of tax	(11)	38
Comprehensive income	$27	$44
Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(in millions)	April 4, 2026	March 29, 2025
Cash Flows From Operating Activities:
Net income	$38	$6
Adjustments to reconcile net income to net cash in operating activities:
Depreciation and amortization	51	47
Restructuring expenses	6	4
Stock-based compensation expense	14	15
Other, net	—	6
Changes in assets and liabilities:
Accounts receivable, net	(42)	(13)
Inventories, net	(6)	17
Other current assets	6	9
Accounts payable	(106)	(101)
Accrued liabilities	(114)	(112)
Non-current obligations payable under the Indemnification Agreement	—	54
Other, net	8	3
Net cash used in operating activities	(145)	(65)
Cash Flows From Investing Activities:
Capital expenditures	(36)	(31)
Net cash used in investing activities	(36)	(31)
Cash Flows From Financing Activities:
Repayments of long-term debt	(5)	—
Acquisition of treasury stock to cover stock award tax withholding	(32)	(15)
Preferred stock dividend payments	(9)	(9)
Other financing activities, net	4	2
Net cash used in financing activities	(42)	(22)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	1	3
Net decrease in cash, cash equivalents and restricted cash	(222)	(115)
Cash, cash equivalents and restricted cash at beginning of period	662	693
Cash, cash equivalents and restricted cash at end of period	$440	$578
Refer to accompanying Notes to the Unaudited Consolidated Financial Statements.

Resideo Technologies, Inc.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
Fiscal Quarters

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Income	Treasury Stock
(in millions, except shares in thousands)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings		Shares	Amount	Total Stockholders’ Equity
Balance at January 1, 2026	500	$482	149,874	$—	$2,391	$345	$(157)	7,716	$(144)	$2,917
Net income	—	—	—	—	—	38	—	—	—	38
Other comprehensive loss, net of tax	—	—	—	—	—	—	(11)	—	—	(11)
Common stock issuance, net of shares withheld for taxes	—	—	1,546	—	4	—	—	892	(32)	(28)
Stock-based compensation expense	—	—	—	—	15	—	—	—	—	15
Preferred stock dividend	—	—	—	—	—	(9)	—	—	—	(9)
Balance at April 4, 2026	500	$482	151,420	$—	$2,410	$374	$(168)	8,608	$(176)	$2,922

Balance at January 1, 2025	500	$482	147,230	$—	$2,315	$907	$(284)	6,436	$(111)	$3,309
Net income	—	—	—	—	—	6	—	—	—	6
Other comprehensive income, net of tax	—	—	—	—	—	—	38	—	—	38
Common stock issuance, net of shares withheld for taxes	—	—	1,263	—	2	—	—	700	(15)	(13)
Stock-based compensation expense	—	—	—	—	16	—	—	—	—	16
Preferred stock dividend	—	—	—	—	—	(9)	—	—	—	(9)
Balance at March 29, 2025	500	$482	148,493	$—	$2,333	$904	$(246)	7,136	$(126)	$3,347
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

Basis of Consolidation and Reporting

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the Unaudited Consolidated Financial Statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the Unaudited Consolidated Financial Statements included herein contain all adjustments, which consist of normal, recurring adjustments, necessary to fairly present our financial position, results of operations, and cash flows for the periods indicated. For the purpose of comparability, certain prior period amounts have been reclassified to conform to current period classification.

For additional information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”), filed with the United States Securities and Exchange Commission (the “SEC”) on February 24, 2026.

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

Announced Future Spin-Off of ADI Global Distribution Segment

On July 30, 2025, we announced our intention to separate the ADI Global Distribution segment through a tax-free spin-off to our shareholders (the “ADI Spin-Off”). Following the completion of the announced future ADI Spin-Off, the Products and Solutions segment would continue to operate as Resideo and ADI Global Distribution would become an independent public company. In connection with the announced future ADI Spin-Off, we incurred third-party advisory, consulting, legal, and other costs that are incremental and one-time in nature. We expect to incur such costs through, and for a limited time beyond, the completion of the separation of the businesses. Business separation costs were $24 million as reflected in the Unaudited Consolidated Statements of Operations for the three months ended April 4, 2026. The ADI Spin-Off is expected to be completed in the second half of 2026, subject to certain conditions.

Note 2. Summary of Significant Accounting Policies

Our significant accounting policies are detailed in Note 2. Summary of Significant Accounting Policies of the 2025 Annual Report on Form 10-K. There have been no significant changes to these policies that have had a material impact on the Unaudited Consolidated Financial Statements and the accompanying disclosure notes for the three months ended April 4, 2026.

We consider the applicability and impact of all recent accounting standards updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on our Unaudited Consolidated Financial Statements.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses. This ASU requires entities to disaggregate operating expenses into specific categories, such as purchases of inventory, employee compensation, depreciation, and amortization to provide enhanced transparency into the nature and function of expenses. The guidance is effective for annual reporting years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. We are currently assessing the impact of adoption to our Consolidated Financial Statements and related disclosures.

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

Corporate—Corporate expenses include costs related to the corporate functions such as the executive function, legal, accounting, tax, treasury, corporate development, human resources, investor relations, and information technology. Additionally, unallocated amounts for restructuring expenses, business separation costs, and non-operating items such as Indemnification Agreement expense, interest income (expense), other income (expense), and provision for income taxes are reported within Corporate.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Segment results of operations for Products and Solutions, including significant segment expenses that are regularly reviewed by the CODM, are included in the table below:

	Three Months Ended
(in millions)	April 4, 2026	March 29, 2025
Net revenue	$706	$649
Cost of goods sold	411	380
Research and development expenses	36	27
Selling, general and administrative expenses	119	101
Intangible asset amortization	6	6
Restructuring expenses	6	(1)
Segment income from operations	$128	$136

Segment results of operations for ADI Global Distribution, including significant segment expenses that are regularly reviewed by the CODM, are included in the table below:

	Three Months Ended
(in millions)	April 4, 2026	March 29, 2025
Net revenue	$1,206	$1,121
Cost of goods sold	950	879
Research and development expenses	12	8
Selling, general and administrative expenses	186	173
Intangible asset amortization	24	23
Restructuring expenses	—	4
Segment income from operations	$34	$34

The following table provides a reconciliation of segment income from operations to consolidated income before taxes:

	Three Months Ended
(in millions)	April 4, 2026	March 29, 2025
Segment income from operations
Products and Solutions	$128	$136
ADI Global Distribution	34	34
Total segment income from operations	162	170
Unallocated amounts:
Selling, general and administrative expenses	35	32
Restructuring expenses	—	1
Business separation costs	24	—
Indemnification Agreement expense	—	90
Other expense (income), net	—	6
Interest expense, net	47	25
Other corporate items	1	1
Net income before taxes	$55	$15

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
The following table provides detail on capital expenditures which are regularly reviewed by the CODM:

	Three Months Ended
(in millions)	April 4, 2026	March 29, 2025
Cash paid for capital expenditures
Products and Solutions	$23	$20
ADI Global Distribution	13	11
Total capital expenditures	$36	$31

For the three months ended April 4, 2026 and March 29, 2025, capital expenditures in accounts payable were $18 million and $12 million, respectively.

Note 4. Revenue Recognition

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

The following table presents revenue by business line and geographic location, as we believe this presentation best depicts how the nature, amount, timing, and uncertainty of net revenue and cash flows are affected by economic factors:

	Three Months Ended
(in millions)	April 4, 2026	March 29, 2025
Products and Solutions
Safety and Security	$254	$221
Air	208	211
Energy	156	139
Water	88	78
Total Products and Solutions	706	649

ADI Global Distribution
Americas (1)	1,038	986
International (2)	168	135
Total ADI Global Distribution	1,206	1,121

Total net revenue	$1,912	$1,770
(1)Americas represents North, Central, and South America.
(2)International represents all geographies that are not included in Americas.

Note 5. Restructuring

We took restructuring actions to better align our cost structure with our strategic objectives and to improve operating efficiency. We expect to fully execute on our restructuring programs over the next 12 months, and the estimated cost of these remaining actions is approximately $21 million. We may incur additional restructuring expenses associated with these plans or new plans in the future.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes information concerning recorded obligations for our restructuring programs included within accrued liabilities on the Unaudited Consolidated Balance Sheets:

	Three Months Ended	Twelve Months Ended
(in millions)	April 4, 2026	December 31, 2025
Beginning of period	$21	$31
Charges	6	15
Usage	(6)	(25)
End of period	$21	$21

Note 6. Stockholders’ Equity

Share Repurchase Program

On August 3, 2023, we announced that our Board of Directors authorized a share repurchase program for the repurchase of up to $150 million of our common stock over an unlimited time period (the “Share Repurchase Program”). During the three months ended April 4, 2026 and March 29, 2025, there were no common share repurchases. Common stock repurchases are recorded at cost and presented as a reduction to stockholders’ equity. As of April 4, 2026, we had approximately $108 million of authorized repurchases remaining under the Share Repurchase Program.

Preferred Stock

On June 14, 2024, in connection with our acquisition of Snap One, we issued 500,000 shares of Series A Cumulative Convertible Participating Preferred Stock (“Preferred Stock”) to CD&R Channel Holdings, L.P. (the “CD&R Stockholder”) for an aggregate purchase price of $500 million pursuant to an investment agreement dated April 14, 2024.

Note 7. Stock-Based Compensation Plans

The following table summarizes awards granted during the relevant periods:

	Three Months Ended April 4, 2026		Three Months Ended March 29, 2025
(in thousands, except per share data)	Number of Stock Units Granted	Weighted Average Grant Date Fair Value Per Share	Number of Stock Units Granted	Weighted Average Grant Date Fair Value Per Share
Performance Stock Units (“PSUs”) (1)	110	$35.99	237	$25.56
Restricted Stock Units (“RSUs”)	906	$36.05	1,519	$21.32
(1) Includes PSUs at target payout. Final common shares issued may be different based upon the actual achievement against the performance measure target.

For the three months ended April 4, 2026 and March 29, 2025 stock-based compensation expense was $15 million and $16 million, respectively. Stock-based compensation expense is included in either selling, general and administrative expenses or restructuring expenses in the Unaudited Consolidated Statements of Operations based on the nature of the expense.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 8. Inventories, net

The following table summarizes the details of our inventories, net:

(in millions)	April 4, 2026	December 31, 2025
Raw materials	$150	$154
Work in process	15	16
Finished products	1,192	1,184
Total inventories, net	$1,357	$1,354

Note 9. Goodwill and Intangible Assets, net

Our goodwill balance and changes in carrying value by segment were as follows:

(in millions)	Products and Solutions	ADI Global Distribution	Total
Balance as of December 31, 2025	$2,036	$1,064	$3,100
Impact of foreign currency translation	(3)	(1)	(4)
Balance as of April 4, 2026	$2,033	$1,063	$3,096

The following table summarizes the net carrying amount of intangible assets:

(in millions)	April 4, 2026	December 31, 2025
Intangible assets subject to amortization	$889	$911
Indefinite-lived intangible assets	180	180
Total intangible assets	$1,069	$1,091

Intangible assets subject to amortization consisted of the following:

	April 4, 2026			December 31, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$911	$(269)	$642	$912	$(253)	$659
Patents and technology	170	(69)	101	170	(63)	107
Software	266	(177)	89	256	(170)	86
Trademarks	79	(22)	57	79	(20)	59
Intangible assets subject to amortization	$1,426	$(537)	$889	$1,417	$(506)	$911

For the three months ended April 4, 2026 and March 29, 2025, intangible asset amortization expense was $31 million and $30 million, respectively.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 10. Leases

The following table summarizes operating lease costs:

	Three Months Ended
(in millions)	April 4, 2026	March 29, 2025
Operating lease costs:
Selling, general and administrative expenses	$23	$20
Cost of goods sold	5	4
Total operating lease costs (1)	$28	$24
(1) Total operating lease costs include variable lease costs of $5 million for the three months ended April 4, 2026 and March 29, 2025.

The following table summarizes the carrying amounts of our operating lease assets and liabilities:

(in millions)	Financial Statement Line Item	April 4, 2026	December 31, 2025
Operating lease assets	Other assets	$315	$327
Operating lease liabilities - current	Accrued liabilities	$57	$57
Operating lease liabilities - non-current	Other liabilities	$276	$289

The following table summarizes supplemental cash flow information related to operating leases:

	Three Months Ended
(in millions)	April 4, 2026	March 29, 2025
Cash paid for operating lease liabilities	$18	$12
Non-cash activities: operating lease assets obtained in exchange for new operating lease liabilities	$2	$4

As of April 4, 2026, we have additional operating leases that have not yet commenced. The total undiscounted future lease payments for these leases was $56 million.

Note 11. Long-Term Debt

Long-term debt is comprised of the following:

(in millions)	April 4, 2026	December 31, 2025
4.000% Senior Notes due 2029	$300	$300
6.500% Senior Notes due 2032	600	600
Variable rate A&R Term B Facility	2,326	2,331
Gross debt	3,226	3,231
Less: current portion of long-term debt (1)	(18)	(18)
Less: unamortized deferred financing costs	(43)	(46)
Total long-term debt	$3,165	$3,167
(1) Included within accrued liabilities on the Unaudited Consolidated Balance Sheets.

A&R Credit Agreement

In 2021, we entered into a credit agreement with JPMorgan Chase Bank N.A. as administrative agent which was most recently amended on August 13, 2025 (as amended, the “A&R Credit Agreement”). The remaining principal on the A&R Credit Agreement includes $518 million of term loans maturing in February 2028, $589 million of term loans maturing in June 2031, and $1,219 million of incremental term loans maturing in August 2032 (together, the “A&R Term B Facility”).

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
As of April 4, 2026 and December 31, 2025, the weighted average interest rate on the A&R Term B Facility, excluding the impact of the interest rate swaps, was 5.67% and 5.76%, respectively.

The A&R Credit Agreement also includes a senior secured revolving credit facility (the “A&R Revolving Credit Facility”) with an aggregate capacity of $500 million and a five-year term ending in June 2029. There were no outstanding borrowings and no letters of credit issued under the A&R Revolving Credit Facility as of April 4, 2026.

The A&R Credit Agreement includes customary affirmative and negative covenants and reporting requirements, including limitations on indebtedness, liens, investments, and other restricted transactions. As of April 4, 2026, we are in compliance with all covenants.

We have entered into certain interest rate swaps based on the term secured overnight financing rate (“Term SOFR”) which effectively converts a portion of our variable-rate debt to fixed-rate debt. Refer to Note 12. Fair Value of the Notes to Unaudited Consolidated Financial Statements for further discussion.

Senior Notes

In August 2021, we issued $300 million in principal amount of 4.000% Senior Notes due 2029 (“Senior Notes due 2029”).

In July 2024, we issued $600 million in aggregate principal of 6.500% Senior Notes due 2032 (“Senior Notes due 2032”).

The Senior Notes due 2029 and Senior Notes due 2032 are senior unsecured obligations of Resideo guaranteed by Resideo’s existing and future domestic subsidiaries.

Interest Paid

For the three months ended April 4, 2026 and March 29, 2025, cash paid for interest, net of interest rate derivative receipts was $58 million and $39 million, respectively.

Note 12. Fair Value

The estimated fair value of our financial instruments held, and when applicable, issued to finance our operations, is summarized below. Certain estimates and judgments are required to develop fair value amounts. The fair value amounts shown below are not necessarily indicative of the amounts that we would realize upon disposition, nor do they indicate our intent or ability to dispose of the financial instrument. There were no material changes in the methodologies used in our valuation practices as of April 4, 2026.

The fair values of long-term debt instruments were determined using quoted market prices in inactive markets or discounted cash flows based on current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy.

The following table provides a summary of the carrying amount and fair value of outstanding debt:

	April 4, 2026		December 31, 2025
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt
4.000% Senior Notes due 2029	$300	$286	$300	$291
6.500% Senior Notes due 2032	600	598	600	615
Variable rate A&R Term B Facility	2,326	2,329	2,331	2,339
Total debt	$3,226	$3,213	$3,231	$3,245
Foreign Currency Risk Management—We conduct business on a multinational basis in a wide variety of foreign currencies. We are exposed to market risks from changes in currency exchange rates. These exposures may impact future earnings and/or operating cash flows. The exposure to market risk for changes in foreign currency exchange rates arises

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
from international trade transactions, foreign currency denominated monetary assets and liabilities, and international financing activities between subsidiaries. We rely on natural offsets to address these market risk exposures. As of April 4, 2026 and December 31, 2025, we had no foreign currency forward or option hedging contracts.

Interest Rate Risk—We have exposure to movements in interest rates associated with cash and borrowings. We may enter into various interest rate protection agreements in order to limit the impact of movements in interest rates. As of April 4, 2026 and December 31, 2025, we had interest rate swaps with a combined notional value of $140 million and $280 million, respectively. Our interest rate swaps are designated as cash flow hedges of the variability in interest payments associated with a portion of our variable-rate debt equal to the swap notional amount, effectively converting the hedged debt from a variable interest rate based on Term SOFR (subject to a floor of 0.39%) to a fixed weighted average rate of 2.23% over the remaining term to maturity in February 2027. The carrying amounts of our interest rate swaps equal their fair values since these instruments are recorded at fair value. Our interest rate swaps were assets of $2 million and $3 million at April 4, 2026 and December 31, 2025, respectively, and reported in other current assets on the Unaudited Consolidated Balance Sheets.

The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued liabilities approximate fair value due to their short-term maturity.

Note 13. Accrued Liabilities

Accrued liabilities consist of the following:

(in millions)	April 4, 2026	December 31, 2025
Compensation, benefit and other employee-related	$81	$137
Customer rebate reserve	87	129
Current operating lease liability	57	57
Other (1)	291	301
Total accrued liabilities	$516	$624
(1) Other includes accruals for deferred revenue, freight payable, taxes payable, product warranties, legal and professional reserves, restructuring, interest, current portion of long-term debt, litigation reserves, advertising, dividends payable, royalties, and other reserves.

Note 14. Commitments and Contingencies

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

Environmental expenses for sites owned and operated by us are presented within cost of goods sold for operating sites. For the three months ended April 4, 2026 and March 29, 2025, environmental expenses related to these operating sites were not material. Liabilities for environmental costs were $22 million at April 4, 2026 and December 31, 2025.

Obligations Payable Under the Indemnification Agreement and Tax Matters Agreement

Indemnification Agreement

We separated from Honeywell International Inc. (“Honeywell”) on October 29, 2018, becoming an independent publicly traded company as a result of a pro rata distribution of our common stock to shareholders of Honeywell (the “Honeywell Spin-Off”). In connection with the Honeywell Spin-Off, we entered into an indemnification and reimbursement agreement,

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
pursuant to which we had an obligation to make cash payments associated with Honeywell’s environmental liabilities which were capped at $140 million annually (the “Indemnification Agreement”). Pursuant to its terms, the Indemnification Agreement extended until the earlier of (1) December 31, 2043; or (2) December 31 of the third consecutive anniversary where the annual reimbursement obligation (including accrued amounts) had been less than $25 million.

On July 30, 2025, we entered into a definitive agreement with Honeywell to terminate the Indemnification Agreement (the “Termination Agreement”). We paid our regularly scheduled payment of $35 million each in the first, second, and third quarters of 2025, and subject to the terms and conditions of the Termination Agreement, we made a pre-tax, one-time cash payment of $1,590 million to Honeywell in August 2025 (the “Closing”). Proceeds from the incremental term loans issued under the A&R Credit Agreement in August 2025, together with a portion of our cash on hand, were utilized to fund the payment required under the Termination Agreement. Refer to Note 11. Long-Term Debt of the Notes to Unaudited Consolidated Financial Statements for further discussion. Upon completion of the pre-tax, one-time cash payment, the Indemnification Agreement was fully terminated. We are no longer required to make any further payments to Honeywell under the Indemnification Agreement, and the associated affirmative and negative covenants no longer apply. As a result, the liability in connection with the Indemnification Agreement was fully repaid and is not presented on the Unaudited Consolidated Balance Sheets. No expense was incurred or recognized related to the Indemnification Agreement for the three months ended April 4, 2026. For the three months ended March 29, 2025, expenses related to the Indemnification Agreement were $90 million.

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

The liability associated with the Tax Matters Agreement was $88 million at April 4, 2026 and December 31, 2025, as reported in other liabilities on the Unaudited Consolidated Balance Sheets. For the three months ended April 4, 2026, and March 29, 2025, respectively, there were no expenses related to the Tax Matters Agreement. Expenses related to the Tax Matters Agreement are recognized within other expense, net in the Unaudited Consolidated Statements of Operations.

Other Matters

We are subject to lawsuits, investigations, and disputes arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability, acquisitions and divestitures, employee matters, intellectual property, trade and tax compliance, compliance with laws and environmental, health, and safety matters. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of adverse judgments or outcomes in these matters, as well as potential ranges of possible losses, based on analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts.

We had a one-time litigation settlement and an arbitration award not in our favor and otherwise aggregating to $24 million and for the three months ended April 4, 2026, we recorded a charge of approximately $19 million within selling, general and administrative expenses in the Unaudited Consolidated Statements of Operations.

Note 15. Income Taxes

For interim periods, income tax is equal to the total of (1) year-to-date pretax income multiplied by the forecasted effective tax rate plus (2) tax expense items specific to the period. In situations where we expect to report losses and where we do not expect to receive tax benefits, we apply separate forecasted effective tax rates to those jurisdictions rather than including them in the consolidated forecasted effective tax rate.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

For the three months ended April 4, 2026 and March 29, 2025, net tax expense was $17 million and $9 million, respectively. Net tax expense or benefit consists primarily of interim period tax expense based on year-to-date pretax income multiplied by our forecasted effective tax rate. In addition to items specific to the period, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, non-deductible expenses, and U.S. taxation of foreign earnings. Cash paid for taxes, net of refunds was $19 million and $21 million for the three months ended April 4, 2026 and March 29, 2025, respectively.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. It includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key Tax Cuts and Jobs Act provisions (both U.S. and non-U.S.). The tax effects of the OBBBA have been reflected in our financial results for the period ended April 4, 2026, with no material impact to the effective tax rate. We continue to assess the overall impact of potential changes as developments occur, consistent with our practice of monitoring all tax law changes.

Note 16. Earnings (Loss) Per Common Share

The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings (loss) per common share follows:

	Three Months Ended
(in millions, except per share data)	April 4, 2026	March 29, 2025
Numerator for basic and diluted earnings (loss) per common share:
Net income	$38	$6
Less: preferred stock dividends	9	9
Less: undistributed income allocated to preferred stockholders	3	—
Net income (loss) available to common stockholders	$26	$(3)

Denominator for basic and diluted earnings (loss) per common share:
Weighted average basic number of common shares outstanding	151	148
Plus: dilutive effect of common stock equivalents	4	—
Weighted average diluted number of common shares outstanding	155	148

Earnings (loss) per common share:
Basic	$0.17	$(0.02)
Diluted	$0.17	$(0.02)

The preferred stock is a participating security; therefore, we apply the two‑class method in the calculation of basic and diluted earnings (loss) per share. Under this method, net income is allocated to common stockholders and participating preferred stockholders based on their respective rights to receive dividends as if all earnings for the period had been distributed. Losses are not allocated to the preferred stockholders given the holders are not contractually obligated to share in losses. Diluted earnings (loss) per common share is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the if-converted method and treasury stock method using the average market price of our common stock for the period, except when the inclusion of such instruments would be antidilutive.

The following potentially dilutive instruments, presented as a weighted-average of the instruments outstanding, were excluded from the calculation of diluted earnings (loss) per common share because their effect would have been antidilutive, and in the case of certain PSUs, the contingency has not been satisfied.

Resideo Technologies, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended
(in millions)	April 4, 2026	March 29, 2025
RSUs and other rights	—	6.6
PSUs	—	1.4
Preferred stock	0.5	0.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the Unaudited Consolidated Financial Statements included herein under “Item 1. Financial Statements.” and the Audited Consolidated Financial Statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) included in our 2025 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts, but rather are based on current expectations, estimates, assumptions, and projections about our industries and our business and financial results. Forward-looking statements often include words such as “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals,” and words and terms of similar substance in connection with discussions of future operating or financial performance. This Quarterly Report includes industry and market data that we obtained from various third-party sources, including forecasts based upon such data; as with any projection or forecast, forward-looking statements are inherently susceptible to uncertainty and changes in circumstances. Our actual results may vary materially from those expressed or implied in our forward-looking statements. Accordingly, undue reliance should not be placed on any forward-looking statement made by us or on our behalf. Although we believe that the forward-looking statements contained in this Quarterly Report are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in such forward-looking statements, including but not limited to:

•our ability to spin-off the ADI Global Distribution business, including the timeframe and process for the same and unexpected consequences of the ADI Spin-Off, including loss of customers;
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

•failure to comply with the broad range of current and future standards, laws, and regulations in the jurisdictions in which we operate;
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
•regulations and societal actions to respond to global climate change; and
•other risks detailed under the caption “Risk Factors” in this Quarterly Report, in Part II, Item 1A. Risk Factors, and certain factors discussed elsewhere in our 2025 Annual Report on Form 10-K and other filings we make with the SEC.

There have been no material changes to the risk factors described in our 2025 Annual Report on Form 10-K. These risks could cause actual results to differ materially from those implied by forward-looking statements in this Quarterly Report. Even if our results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, those results or developments may not be indicative of results or developments in subsequent periods.

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

Our ADI Global Distribution segment is a leading, global specialty distributor of professionally installed low-voltage products, including security and AV solutions, serving commercial and residential markets through an omnichannel go-to-market platform. ADI Global Distribution sells primarily to licensed professional installers, dealers, and integrators. We offer an expansive list of products from leading suppliers across key specialty low-voltage categories. ADI complements our third-party supplier products with a suite of exclusive brands and services offerings. On July 30, 2025, we announced our intention to separate the ADI Global Distribution segment through a tax-free spin-off to our shareholders. The ADI Spin-Off is expected to be completed in the second half of 2026, subject to certain conditions.

Our financial performance is influenced by macroeconomic factors underlying end user demand such as repair and remodeling activity, residential and commercial construction, new and existing home sales, employment rates, interest rates and bank lending standards, and supply chain dynamics that can be influenced by geopolitics. The ongoing uncertainty and volatility in the global macroeconomic and political environments have affected both supply and demand dynamics, and could continue to affect our visibility toward future performance. Uncertainties remain, including the global tariff environment, geopolitical relations between and among the U.S. and other countries, potential for changes in inflation and interest rates, increased labor costs, reduced consumer spending due to softening labor markets, elevated mortgage rates, shifts in energy policies, and potential market and other disruption from any of the above.

Current Period Highlights
•Net revenue of $1.91 billion, up 8.0% from $1.77 billion in the first quarter of 2025
•Gross profit margin of 28.8%, compared to 28.9% in the first quarter of 2025
•Income from operations of $102 million, or 5.3% of revenue, compared to $136 million, or 7.7% of revenue in the first quarter of 2025
•Fully diluted earnings per common share of $0.17, compared to diluted loss per common share of $0.02 in the first quarter of 2025

Outlook

For 2026, we anticipate executing our business operations against a highly dynamic global macroeconomic environment. The vast majority of costs associated with the building products that the Products and Solutions segment sells in the U.S. are incurred in Mexico. Most Products and Solutions products manufactured in Mexico, along with a significant portion of the ADI Global Distribution segment products sourced in Mexico, are currently exempt from tariffs under the United States-Mexico-Canada Agreement (“USMCA”) or specific commodity exceptions. While imported products that are not subject to the USMCA or other exceptions are subject to the tariff surcharge of 10% implemented on February 24, 2026 (until July 24, 2026) and in some instances, the metals tariffs ranging from 15-50% on the finished goods that were implemented on April 6, 2026, we do not expect a material impact to our business due to these tariffs. We are monitoring the litigation and recent ruling from the Court of International Trade (“CIT”) on the Section 122 tariffs for potential change in status. We will continue to take actions to address the cost impact of tariffs that affect our business; however, rising prices and other macroeconomics factors may lead to lower purchase levels by our customers. We are monitoring these dynamics closely and will adjust our business operations as appropriate. Also, we anticipate slow growth in the U.S. residential housing market and a moderation of growth in the non-residential construction market. Based on the aforementioned, our 2026 revenue outlook is growth in the mid-single-digits range year-over-year.

Results of Operations

The following table represents results of operations on a consolidated basis for the periods indicated:

	Three Months Ended
(in millions, except per share data and percentages)	April 4, 2026	March 29, 2025	$ change	% change
Net revenue	$1,912	$1,770	$142	8.0%
Cost of goods sold	1,361	1,259	102	8.1%
Gross profit	551	511	40	7.8%
Gross profit %	28.8%	28.9%		(10) bps
Operating expenses:
Research and development expenses	48	35	13	37.1%
Selling, general and administrative expenses	340	306	34	11.1%
Intangible asset amortization	31	30	1	3.3%
Restructuring expenses	6	4	2	50.0%
Business separation costs	24	—	24	N/A
Total operating expenses	449	375	74	19.7%
Income from operations	102	136	(34)	(25.0)%
Indemnification Agreement expense	—	90	(90)	N/A
Other expense (income), net	—	6	(6)	N/A
Interest expense, net	47	25	22	88.0%
Net income before taxes	55	15	40	266.7%
Provision for income taxes	17	9	8	88.9%
Net income	38	6	32	533.3%
Less: preferred stock dividends	9	9	—	N/A
Less: undistributed income allocated to preferred stockholders	3	—	3	N/A
Net income (loss) available to common stockholders	$26	$(3)	$29	N/A

Earnings (loss) per common share:
Basic	$0.17	$(0.02)	$0.19	N/A
Diluted	$0.17	$(0.02)	$0.19	N/A

Weighted average common shares outstanding:
Basic	151	148
Diluted	155	148
N/A = Not applicable or not meaningful

Net Revenue

Net revenue for the three months ended April 4, 2026 was $1,912 million, an increase of $142 million, or 8.0%, compared to the same period in 2025, primarily due to incremental sales days in the year-over-year reporting period, and includes $90 million of revenue from favorable price and mix shift, favorable foreign currency exchange rates of $30 million, and higher sales volume of $27 million.

Gross Profit

The chart below presents the drivers of the gross profit variance from the three months ended March 29, 2025 to the three months ended April 4, 2026.

600
400
200
0
$ in Millions
$511
$(1)
$1
$30
$7
$3
$551
Q1 2025 Gross Profit
Manufacturing Costs
Sales Volume
Price & Mix
FX
Other
Q1 2026 Gross Profit

Gross profit for the three months ended April 4, 2026 was $551 million, an increase of $40 million, or 7.8%, compared to the same period in 2025, as shown in the above waterfall.

Gross margin rate for the three months ended April 4, 2026 was 28.8%, a decrease of 10 basis points (“bps”), compared to the same period in 2025. The decrease was primarily driven by lower margins on new sales volumes of 30 bps and was partially offset by net favorable price and mix shift of 20 bps.

Research and Development Expenses

Research and development expenses for the three months ended April 4, 2026 were $48 million, an increase of $13 million, or 37.1%, compared to the same period in 2025. The increase was driven by $9 million in the Products and Solutions segment and $4 million in the ADI Global Distribution segment related to incremental headcount and third-party services to develop and introduce new products into the market.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended April 4, 2026 were $340 million, an increase of $34 million, or 11.1%, compared to the same period in 2025. The increase was primarily driven by certain legal settlements of $19 million and an increase in operating costs including people costs, rent, and third-party spend primarily due to the incremental days in the year-over-year reporting period.

Intangible Asset Amortization

Intangible asset amortization for the three months ended April 4, 2026 was $31 million, an increase of $1 million, or 3.3%, compared with the same period in 2025.

Restructuring Expenses

Restructuring expenses for the three months ended April 4, 2026 were $6 million, an increase of $2 million, compared to the same period in 2025. The increase was primarily driven by employee termination costs related to our ongoing transformation initiatives, including changes to our global manufacturing footprint and workforce alignment.

Business Separation Costs

Business separation costs for the three months ended April 4, 2026 were $24 million. These expenditures are one‑time in nature and included third‑party advisory, consulting, legal, and other incremental separation‑related costs incurred in connection with the announced future ADI Spin-Off.

Indemnification Agreement Expense

We incurred no Indemnification Agreement expense for the three months ended April 4, 2026, a decrease of $90 million compared to the same period of 2025. The decrease was driven by the termination of the Indemnification Agreement with Honeywell on July 30, 2025.

Other Expense (Income), Net

Other expense, net for the three months ended April 4, 2026 were immaterial, a decrease of $6 million, compared to the same period in 2025. The decrease was primarily attributable to favorable impacts from foreign currency exchange rates of $4 million, and final settlement related to the previous sale of the Resideo Grid Services business resulting in $1 million of incremental gain.

Interest Expense, Net

Interest expense, net for the three months ended April 4, 2026 was $47 million, an increase of $22 million, or 88.0%, compared to the same period in 2025. The increase was driven by an approximately $1.2 billion increase in outstanding debt related to the settlement of the Indemnification Agreement, resulting in $23 million of higher interest expense.

Tax Expense

Income tax expense for the three months ended April 4, 2026 was $17 million, an increase of $8 million or 89%, compared to the same period in 2025. The increase was primarily driven by an increase in income before taxes for the quarter, partially offset by a decrease in the effective tax rate.

The effective income tax rate decreased from 60.0% to 30.9%, primarily driven by the mix of earnings across the jurisdictions in which we operate, increased income before taxes with relatively fixed non-deductible expenses and the elimination of the non-deductible Indemnification Agreement expense.

Segment Results of Operations

Products and Solutions

The chart below presents net revenue and income from operations for the three months ended April 4, 2026 and March 29, 2025.
Products and Solutions net revenue for the three months ended April 4, 2026 was $706 million, an increase of $57 million, or 8.8%, compared to the same period in 2025. The increase is primarily driven by incremental sales days in the year-over-year reporting period, and includes a $47 million favorable impact from price and mix shift, and favorable foreign currency exchange rates of $15 million. The increase was partially offset by lower sales volumes of $6 million due primarily to the pre-tariff orders resulting in higher sales volumes in the prior period.

Products and Solutions income from operations for the three months ended April 4, 2026 was $128 million, a decrease of $8 million, or 5.9%, compared to the same period in 2025. The decrease is primarily driven by approximately $18 million of certain one-time legal settlements, higher restructuring costs of $7 million, and lower sales volumes of $6 million. The decrease was partially offset by $22 million from favorable price and mix shift.

ADI Global Distribution

The chart below presents net revenue and income from operations for the three months ended April 4, 2026 and March 29, 2025.
ADI Global Distribution net revenue for the three months ended April 4, 2026, was $1,206 million, an increase of $85 million, or 7.6%, compared to the same period in 2025. The increase was primarily driven by $43 million from favorable price and mix shift, higher sales volumes of $32 million, and favorable foreign currency exchange rates of $15 million.

ADI Global Distribution income from operations remained consistent at $34 million for the three months ended April 4, 2026 and March 29, 2025. The favorable impacts from price and mix shift of $9 million, increase in sales volumes of $7 million, and lower restructuring costs of $4 million, were offset by an increase in selling, general and administrative expenses of $13 million primarily due to the incremental days in the year-over-year reporting period, higher freight and duty costs of $4 million, and higher research and development costs of $4 million.

Corporate

Corporate costs for the three months ended April 4, 2026 were $60 million, an increase of $26 million, or 76.5%, compared to the same period in 2025. The increase was primarily driven by business separation costs of $24 million incurred in connection with the announced future ADI Spin-Off and included third‑party advisory, consulting, legal, and other incremental separation‑related costs.

Liquidity and Capital Resources

As of April 4, 2026, total cash and cash equivalents were $438 million, of which 50% were held by foreign subsidiaries. Our liquidity is primarily dependent on our ability to continue to generate positive cash flows from operations, supplemented by external sources of capital as needed. Additional liquidity may also be provided through access to the capital markets and our senior secured revolving credit facility in an aggregate principal amount of $500 million.

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

A&R Credit Agreement and Senior Notes

As of April 4, 2026, we had $3,226 million of long-term debt, including $2,326 million outstanding under our A&R Credit Agreement, $300 million 4.000% Senior Notes due 2029, and $600 million 6.500% Senior Notes due 2032. We have $18 million in outstanding debt due in the next twelve months, and $43 million of unamortized deferred financing costs. The Senior Notes due 2029 and Senior Notes due 2032 are senior unsecured obligations of Resideo guaranteed by Resideo’s existing and future domestic subsidiaries and rank equally with all of Resideo’s senior unsecured debt.

We have also entered into certain interest rate swaps based on Term SOFR. These interest rate swaps effectively convert a portion of our variable-rate debt to fixed rate debt.

As of April 4, 2026, we were in compliance with all covenants related to the A&R Credit Agreement, Senior Notes due 2029, and Senior Notes due 2032.

Refer to Note 11. Long-Term Debt and Note 12. Fair Value of the Notes to the Unaudited Consolidated Financial Statements for a description of our debt obligations and the timing of future principal and interest payments, including impacts from our interest rate derivatives.

Common Share Repurchase Program

In August 2023, we announced that our Board of Directors authorized a share repurchase program for the repurchase of up to $150 million of our common stock over an unlimited time period. During the three months ended April 4, 2026, there were no common share repurchases. As of April 4, 2026, we had $108 million of authorized repurchases remaining under the Share Repurchase Program.

Cash Flow Summary for the Three Months Ended April 4, 2026 and March 29, 2025

Our cash flows from operating, investing, and financing activities for the three months ended April 4, 2026 and March 29, 2025, as reflected on the Unaudited Consolidated Financial Statements, are summarized as follows:

	Three Months Ended
(in millions)	April 4, 2026	March 29, 2025	$ change
Cash provided by (used for):
Operating activities	$(145)	$(65)	$(80)
Investing activities	(36)	(31)	(5)
Financing activities	(42)	(22)	(20)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	1	3	(2)
Net decrease in cash, cash equivalents and restricted cash	$(222)	$(115)	$(107)

Net cash used for operating activities for the three months ended April 4, 2026 was $145 million, compared to a $65 million use of cash for operations in the same period in 2025. The $80 million increase in the use of cash in the current period was primarily driven by $29 million higher use of cash in accounts receivable associated with the higher sales, $23 million higher use of cash associated with inventory build, $15 million cash payments for business separation activities in the current period, and a $54 million prior year source of cash associated with expenses incurred under the Indemnification Agreement, partially offset by a $32 million increase in current period net income.

Net cash used for investing activities for the three months ended April 4, 2026 was $36 million, compared to a $31 million use of cash for investing activities in the same period in 2025. The greater use of cash in the current period was due to a $5 million increase in capital expenditures in 2026 to enhance our operations.

Net cash used for financing activities for the three months ended April 4, 2026 was $42 million, compared to a $22 million use of cash for financing activities in the same period in 2025. The greater use of cash in the current period was driven primarily by a $17 million increase in cash used to acquire treasury stock in connection with stock award withholdings and a $5 million increase in long-term debt repayments in 2026.

Contractual Obligations and Probable Liability Payments

In addition to our long-term debt discussed above, our material cash requirements include the following contractual obligations.

Environmental Liability

We make environmental liability payments for sites which we own and operate. As of April 4, 2026, a liability of $22 million was deemed probable and reasonably estimable.

Operating Leases

We have operating lease arrangements for the majority of our branches, distribution centers, manufacturing sites, offices, engineering, lab, storage sites, automobiles, and certain equipment. As of April 4, 2026, we had operating lease payment obligations of $333 million, with $57 million payable within 12 months.

Other Matters

Litigation, Environmental Matters, and the Indemnification Agreement

Refer to Note 14. Commitments and Contingencies for further discussion.

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

Interest Rate Risk

As of April 4, 2026, we have interest rate swaps with a notional value of $140 million that effectively convert a portion of our variable-rate debt obligations that are based on Term SOFR (subject to a minimum rate of 0.39% per annum) to a fixed weighted average rate of 2.23% over the remaining terms.

As of April 4, 2026, an increase in interest rates by 100 bps would have an approximately $22 million impact on our annual interest expense.

For more information on our interest rate derivatives, refer to Note 12. Fair Value of the Notes to Unaudited Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

We are exposed to market risks from changes in currency exchange rates. While we primarily transact with customers and suppliers in the U.S. dollar, we also transact in foreign currencies, primarily including the British Pound, Mexican Peso, Canadian Dollar, Czech Koruna, Indian Rupee, and Euro. These exposures may impact total assets, liabilities, future earnings and/or operating cash flows. Our exposure to market risk for changes in foreign currency exchange rates emerges from transactions arising from international trade, foreign currency denominated monetary assets and liabilities, and international financing activities between subsidiaries. We rely primarily on natural offsets to address our exposures and may supplement this approach from time to time by entering into forward and option hedging contracts. As of April 4, 2026, we have no outstanding foreign currency hedging arrangements.

Commodity Price Risk

We are exposed to price risk for commodities used in manufacturing including steel, aluminum, copper, brass, gold, silver, nickel, as well as other critical components such as semiconductors, memory, connectors, and printed circuit boards. Current macroeconomic and geopolitical factors, including commodity-based tariffs and export restrictions on critical materials such as rare earth minerals, may increase the risk of price volatility. We attempt to pass through significant changes in component and raw material costs to our customers based on the contractual terms of our arrangements. In limited situations, we may not be fully compensated for such changes in costs.

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

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended April 4, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings.

Refer to Note 14. Commitments and Contingencies to Unaudited Consolidated Financial Statements of this Quarterly Report for a discussion on legal proceedings.

Item 1A. Risk Factors.

We face a variety of risks that are inherent in our business and our industry, including operational, legal, and regulatory risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations, and historical trends. There have been no material changes to the risk factors described in our 2025 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the three months ended April 4, 2026, we did not make any common share repurchases. As of April 4, 2026, we had approximately $108 million of authorized repurchases remaining under the Share Repurchase Program.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended April 4, 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The Exhibits listed below on the Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1
Amendment to Letter Agreement with Terms and Conditions of Employment with Jay Geldmacher, dated January 6, 2026 ‡ (incorporated by reference to Exhibit 10.23 to Resideo’s Form 10-K filed on February 24, 2026, File No. 001-038635)

10.2
Second Amendment to Letter Agreement with Terms and Conditions of Employment with Jay Geldmacher, dated February 20, 2026 ‡ (incorporated by reference to Exhibit 10.24 to Resideo’s Form 10-K filed on February 24, 2026, File No. 001-038635)

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

Resideo Technologies, Inc.

Date: May 12, 2026	By:	/s/ Michael Carlet
Michael Carlet Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Date: May 12, 2026	By:	/s/ Jeffrey Kutz
Jeffrey Kutz Senior Vice President and Chief Accounting Officer (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)