Form 10-Q
period 2026-07-04
RESIDEO TECHNOLOGIES, INC.
filed 2026-08-12
CIK 1740332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2026
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _____
Commission File Number 001-38635
Resideo Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	82-5318796
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16100 N. 71st Street, Suite 450 Scottsdale, Arizona	85254
(Address of principal executive offices)	(Zip Code)

(480) 573-5340
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol:	Name of each exchange on which registered:
Common Stock, $0.001 Par Value	REZI	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 5, 2026 was 151,847,378 shares.

Part I. Financial Information
Item 1. Financial Statements.
Resideo Technologies, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except par value)	July 4, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$549	$661
Restricted cash	400	—
Accounts receivable, net	1,214	1,073
Inventories, net	1,392	1,354
Other current assets	270	270
Total current assets	3,825	3,358

Property, plant and equipment, net	445	447
Goodwill	3,088	3,100
Intangible assets, net	1,049	1,091
Other assets	374	437
Total assets	$8,781	$8,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,116	$1,131
Accrued liabilities	605	624
Total current liabilities	1,721	1,755

Long-term debt	3,560	3,167
Other long-term liabilities	494	594
Total liabilities	5,775	5,516

COMMITMENTS AND CONTINGENCIES (Note 14)

Stockholders’ equity:
Preferred stock, $0.001 par value: 100 shares authorized, 0.5 shares issued and outstanding, and $500 liquidation preference at July 4, 2026 and December 31, 2025	482	482
Common stock, $0.001 par value: 700 shares authorized, 160 and 152 shares issued and outstanding at July 4, 2026, respectively, and 158 and 150 shares issued and outstanding at December 31, 2025, respectively	—	—
Additional paid-in capital	2,424	2,391
Retained earnings	463	345
Accumulated other comprehensive loss	(186)	(157)
Treasury stock at cost	(177)	(144)
Total stockholders’ equity	3,006	2,917
Total liabilities and stockholders’ equity	$8,781	$8,433
Refer to accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Resideo Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
(in millions, except per share data)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Revenue	$1,981	$1,943	$3,893	$3,713
Cost of goods sold	1,386	1,374	2,747	2,633
Gross profit	595	569	1,146	1,080
Operating expenses:
Research and development expenses	48	41	96	76
Selling, general and administrative expenses	332	319	672	625
Intangible asset amortization	31	30	62	60
Restructuring expenses	22	2	28	6
Business separation costs	31	—	55	—
Total operating expenses	464	392	913	767
Income from operations	131	177	233	313
Indemnification Agreement expense	—	882	—	972
Other (income) expense, net	(81)	9	(81)	15
Interest expense, net	46	24	93	49
Net income (loss) before taxes	166	(738)	221	(723)
Provision for income taxes	69	87	86	96
Net income (loss)	97	(825)	135	(819)
Less: preferred stock dividends	8	8	17	17
Less: undistributed income allocated to preferred stockholders	10	—	13	—
Net income (loss) available to common stockholders	$79	$(833)	$105	$(836)

Earnings (loss) per common share:
Basic	$0.52	$(5.59)	$0.70	$(5.65)
Diluted	$0.51	$(5.59)	$0.68	$(5.65)

Weighted average common shares outstanding:
Basic	151	149	151	148
Diluted	154	149	155	148
Refer to accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Resideo Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
(in millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Comprehensive income (loss):
Net income (loss)	$97	$(825)	$135	$(819)
Other comprehensive (loss) income, net of tax:
Foreign exchange translation (loss) gain	(15)	88	(26)	129
Other adjustments	(3)	(3)	(3)	(6)
Total other comprehensive (loss) income, net of tax	(18)	85	(29)	123
Comprehensive income (loss)	$79	$(740)	$106	$(696)
Refer to accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Resideo Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(in millions)	July 4, 2026	June 28, 2025
Cash Flows From Operating Activities:
Net income (loss)	$135	$(819)
Adjustments to reconcile net income (loss) to net cash in operating activities:
Depreciation and amortization	101	96
Restructuring expenses	28	6
Stock-based compensation expense	28	30
Deferred income taxes	43	4
Other, net	—	4
Changes in assets and liabilities:
Accounts receivable, net	(149)	(85)
Inventories, net	(45)	4
Other current assets	(2)	(26)
Accounts payable	(8)	8
Accrued liabilities	(50)	73
Non-current obligations payable under the Tax Matters Agreement	(88)	—
Non-current obligations payable under the Indemnification Agreement	—	902
Other, net	10	(62)
Net cash provided by operating activities	3	135
Cash Flows From Investing Activities:
Capital expenditures	(65)	(51)
Other investing activities	10	—
Net cash used in investing activities	(55)	(51)
Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	400	—
Repayments of long-term debt	(9)	(2)
Acquisition of treasury stock to cover stock award tax withholding	(33)	(16)
Preferred stock dividend payments	(17)	(17)
Other financing activities, net	1	2
Net cash provided by (used in) financing activities	342	(33)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(3)	10
Net increase in cash, cash equivalents and restricted cash	287	61
Cash, cash equivalents and restricted cash at beginning of period	662	693
Cash, cash equivalents and restricted cash at end of period	$949	$754
Refer to accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Resideo Technologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
Fiscal Quarters

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Income (Loss)	Treasury Stock
(in millions, except shares in thousands)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings		Shares	Amount	Total Stockholders’ Equity
Balance at April 5, 2026	500	$482	151,420	$—	$2,410	$374	$(168)	8,608	$(176)	$2,922
Net income	—	—	—	—	—	97	—	—	—	97
Other comprehensive loss, net of tax	—	—	—	—	—	—	(18)	—	—	(18)
Common stock issuance, net of shares withheld for taxes	—	—	94	—	—	—	—	26	(1)	(1)
Stock-based compensation expense	—	—	—	—	14	—	—	—	—	14
Preferred stock dividend	—	—	—	—	—	(8)	—	—	—	(8)
Balance at July 4, 2026	500	$482	151,514	$—	$2,424	$463	$(186)	8,634	$(177)	$3,006

Balance at March 30, 2025	500	$482	148,493	$—	$2,333	$904	$(246)	7,136	$(126)	$3,347
Net loss	—	—	—	—	—	(825)	—	—	—	(825)
Other comprehensive income, net of tax	—	—	—	—	—	—	85	—	—	85
Common stock issuance, net of shares withheld for taxes	—	—	145	—	—	—	—	44	(1)	(1)
Stock-based compensation expense	—	—	—	—	16	—	—	—	—	16
Preferred stock dividend	—	—	—	—	—	(8)	—	—	—	(8)
Balance at June 28, 2025	500	$482	148,638	$—	$2,349	$71	$(161)	7,180	$(127)	$2,614
Refer to accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Fiscal Year to Date Periods

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Income (Loss)	Treasury Stock
(in millions, except shares in thousands)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings		Shares	Amount	Total Stockholders’ Equity
Balance at January 1, 2026	500	$482	149,874	$—	$2,391	$345	$(157)	7,716	$(144)	$2,917
Net income	—	—	—	—	—	135	—	—	—	135
Other comprehensive loss, net of tax	—	—	—	—	—	—	(29)	—	—	(29)
Common stock issuance, net of shares withheld for taxes	—	—	1,640	—	4	—	—	918	(33)	(29)
Stock-based compensation expense	—	—	—	—	29	—	—	—	—	29
Preferred stock dividend	—	—	—	—	—	(17)	—	—	—	(17)
Balance at July 4, 2026	500	$482	151,514	$—	$2,424	$463	$(186)	8,634	$(177)	$3,006

Balance at January 1, 2025	500	$482	147,230	$—	$2,315	$907	$(284)	6,436	$(111)	$3,309
Net loss	—	—	—	—	—	(819)	—	—	—	(819)
Other comprehensive income, net of tax	—	—	—	—	—	—	123	—	—	123
Common stock issuance, net of shares withheld for taxes	—	—	1,408	—	2	—	—	744	(16)	(14)
Stock-based compensation expense	—	—	—	—	32	—	—	—	—	32
Preferred stock dividend	—	—	—	—	—	(17)	—	—	—	(17)
Balance at June 28, 2025	500	$482	148,638	$—	$2,349	$71	$(161)	7,180	$(127)	$2,614

Refer to accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Resideo Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Nature of Operations and Basis of Presentation

Nature of Operations

Resideo Technologies, Inc. (“Resideo”, the “Company”, “we”, “us”, or “our”) is a global manufacturer, developer, and distributor of technology-driven sensing and controls products and solutions that help homeowners and businesses stay connected and in control of their comfort, security, energy use, and smart living. We are a leading player in key product markets including home heating, ventilation, and air conditioning controls; smoke and carbon monoxide detection home safety and fire suppression; and security. Our global footprint serves residential and commercial end-markets. Our solutions and services can be found in over 150 million residential and commercial spaces globally, with tens of millions of new devices sold annually. We manage our business operations through two business segments: Products and Solutions and ADI Global Distribution (“ADI”).

On August 3, 2026, we completed the previously announced separation of our ADI Global Distribution business (the “ADI Spin-Off”), which was accomplished through the pro rata distribution of 100% of the outstanding shares of common stock of ADI Global Distribution Inc. (“ADIG”) to holders of Resideo common stock as of the close of business on July 20, 2026 (the “record date”). Resideo stockholders as of the record date received one share of ADIG common stock for every two shares of Resideo stock. Following the completion of the ADI Spin-Off, ADIG became an independent public company trading under the symbol “ADIG” on the New York Stock Exchange and Resideo retains no ownership interest in ADIG. The ADI Spin-Off is intended to qualify as a tax-free transaction for U.S. federal income tax purposes. Refer to Note 17. Subsequent Events of the Notes to the Unaudited Condensed Consolidated Financial Statements for further discussion.

The accompanying Unaudited Condensed Consolidated Financial Statements for the three and six months ended July 4, 2026 include the historical results of ADI for all periods presented as the ADI Spin-Off occurred subsequent to the end of the reported period. In future filings, we will no longer consolidate ADIG and the historical results of ADI will be reflected as discontinued operations in Resideo’s Consolidated Financial Statements.

In connection with the ADI Spin-Off, we have entered into a separation and distribution agreement and certain ancillary agreements with ADIG that provide a framework for the relationship between the parties going forward, including, among others, transition services agreement, tax matters agreement, commercial products purchase agreement, employee matters agreement and intellectual property matters agreement, which govern the relationship of the parties following the ADI Spin-Off.

Resideo has incurred, and expects to continue to incur through completion of separation-related activities, costs that are incremental and directly attributable to the ADI Spin-Off, including advisory, consulting, legal and other professional fees. Business separation costs were $31 million and $55 million for the three and six months ended July 4, 2026, respectively, as reflected in the Unaudited Condensed Consolidated Statements of Operations.

Basis of Consolidation and Reporting

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the Unaudited Condensed Consolidated Financial Statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the Unaudited Condensed Consolidated Financial Statements included herein contain all adjustments necessary to fairly present our financial position, results of operations, and cash flows for the periods indicated. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes to the Unaudited Condensed Consolidated Financial Statements. For the purpose of comparability, certain prior period amounts have been reclassified to conform to current period classification and had no effect on net income for periods presented.

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

Resideo Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
begins on January 1 and ends on December 31. We have elected the first, second, and third quarters to end on a Saturday in order to not disrupt business processes. The effects of this election are generally not significant to reported results for any quarter and only exist within a reporting year.

Note 2. Summary of Significant Accounting Policies

Our significant accounting policies are detailed in Note 2. Summary of Significant Accounting Policies of the 2025 Annual Report on Form 10-K. There have been no significant changes to these policies that have had a material impact on the Unaudited Condensed Consolidated Financial Statements and the accompanying disclosure notes for the three and six months ended July 4, 2026. We consider the following policies in the preparation of our Unaudited Condensed Consolidated Financial Statements and the uncertainties that could impact our financial condition, results of operations and cash flows.

Restricted Cash

Restricted cash consists of cash that is held for a specific purpose and therefore not available to us for immediate or general business use. We present restricted cash separately on the Unaudited Condensed Consolidated Balance Sheets and classify balances as current based on the nature of the restriction and the expected timing of release. At July 4, 2026, restricted cash consists of $400 million cash proceeds from the ADIG notes offering that were deposited into a segregated escrow account. The proceeds were released to ADIG upon consummation of the ADI Spin-Off and satisfaction of the escrow release conditions. Refer to Note 11. Long-Term Debt of the Notes to the Unaudited Condensed Consolidated Financial Statements for further discussion.

Pension Curtailment

During the second quarter of 2026, we approved amendments to freeze all future benefit accruals under our U.S. qualified defined benefit pension plan (the “Pension Plan”) and our related non-qualified supplemental pension plan (the “SERP” and, together, the “Plans”). In connection with the plan freeze, participants were credited with remaining pay credits through the end of 2026. The effect of these amendments resulted in a curtailment because active participants will no longer accrue additional benefits for future service and compensation after the amendment date. The remeasurement resulted in a net actuarial loss of $3 million reflected in Other comprehensive (loss) income, and an immaterial net gain reflected in earnings.

Recent Accounting Pronouncements

We consider the applicability and impact of all recent accounting standards updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on our Unaudited Condensed Consolidated Financial Statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses. This ASU requires entities to disaggregate operating expenses into specific categories, such as purchases of inventory, employee compensation, depreciation, and amortization to provide enhanced transparency into the nature and function of expenses. The guidance is effective for annual reporting years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. We are currently assessing the impact of adoption to our Condensed Consolidated Financial Statements and related disclosures.

Note 3. Segment Financial Data

We monitor our operations through two reportable segments: Products and Solutions and ADI Global Distribution, with Corporate reported separately. We identified these segments because we have organized our business and reporting structure into Products and Solutions and ADI Global Distribution. Segment information is evaluated by our Chief Executive Officer who is also the Chief Operating Decision Maker (“CODM”). The CODM uses Income from operations to evaluate the performance of the overall business, make investing decisions, and allocate resources predominantly in the annual budget and forecasting process and the monthly results review, which includes variance analysis against the forecast, the budget, and the prior year. Disaggregated assets by segment are not used to allocate resources or to assess performance of the segments and therefore, segment assets have not been disclosed. Capital expenditures for each segment

Resideo Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
are reviewed by the CODM. The accounting policies used to derive segment results are substantially the same as those used in preparing the Unaudited Condensed Consolidated Financial Statements.

Products and Solutions—Our Products and Solutions segment is a leading global manufacturer, developer and distributor of technology-driven sensing and controls products and solutions for residential and commercial end markets. We benefit from differentiated products and solutions for comfort, energy management, safety, and security and from trusted, well-established branded offerings such as Braukmann, BRK, First Alert, Honeywell Home, Resideo, and others. Our offerings include temperature and humidity control, water and air solutions, smoke and carbon monoxide detection home safety products, residential and small business security products, video cameras, other home-related lifestyle convenience solutions, cloud infrastructure, installation and maintenance tools, and related software. We also sell components to manufacturers of water heaters, heat pumps, and boilers.

ADI Global Distribution—Our ADI Global Distribution segment is a leading, global specialty distributor of professionally installed low-voltage products, including security and AV solutions, serving commercial and residential markets through an omnichannel go-to-market platform. ADI sells primarily to licensed professional installers, dealers, and integrators. We offer an expansive list of products from leading suppliers across key specialty low-voltage categories. ADI complements our third-party supplier products with a suite of exclusive brands and services offerings.

Corporate—Corporate expenses include costs related to the corporate functions such as the executive function, legal, accounting, tax, treasury, corporate development, human resources, investor relations, and information technology. Additionally, unallocated amounts for restructuring, business separation costs, and non-operating items such as Indemnification Agreement expense, interest expense (income), other (income) expense, and provision for income taxes are reported within Corporate.

Segment results of operations for Products and Solutions, including significant segment expenses that are regularly reviewed by the CODM, are included in the table below:

	Three Months Ended		Six Months Ended
(in millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Revenue	$695	$666	$1,401	$1,315
Cost of goods sold	392	380	803	760
Research and development expenses	37	32	73	59
Selling, general and administrative expenses	110	104	229	205
Intangible asset amortization	6	6	12	12
Restructuring expenses	12	2	18	1
Segment income from operations	$138	$142	$266	$278

Segment results of operations for ADI, including significant segment expenses that are regularly reviewed by the CODM, are included in the table below:

	Three Months Ended		Six Months Ended
(in millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Revenue	$1,286	$1,277	$2,492	$2,398
Cost of goods sold	994	994	1,944	1,873
Research and development expenses	11	9	23	17
Selling, general and administrative expenses	187	179	373	352
Intangible asset amortization	25	23	49	46
Restructuring expenses	5	1	5	5
Segment income from operations	$64	$71	$98	$105

Resideo Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table provides a reconciliation of segment Income from operations to consolidated Net income (loss) before taxes:

	Three Months Ended		Six Months Ended
(in millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Segment income from operations
Products and Solutions	$138	$142	$266	$278
ADI Global Distribution	64	71	98	105
Total segment income from operations	202	213	364	383
Unallocated amounts:
Selling, general and administrative expenses	35	36	70	68
Restructuring expenses	5	(1)	5	—
Business separation costs	31	—	55	—
Indemnification Agreement expense	—	882	—	972
Other (income) expense, net	(81)	9	(81)	15
Interest expense, net	46	24	93	49
Other corporate items	—	1	1	2
Net income (loss) before taxes	$166	$(738)	$221	$(723)

The following table provides detail on capital expenditures which are regularly reviewed by the CODM:

	Three Months Ended		Six Months Ended
(in millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Cash paid for capital expenditures
Products and Solutions	$16	$10	$39	$30
ADI Global Distribution	13	10	26	21
Total capital expenditures	$29	$20	$65	$51

For the six months ended July 4, 2026 and June 28, 2025, capital expenditures in accounts payable were $24 million and $18 million, respectively.

Note 4. Revenue Recognition

We have two operating segments: Products and Solutions and ADI Global Distribution. Disaggregated revenue information is presented by product grouping for Products and Solutions and by region for ADI Global Distribution.

Resideo Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents revenue by business line and geographic location, as we believe this presentation best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors:

	Three Months Ended		Six Months Ended
(in millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Products and Solutions
Safety and Security	$262	$241	$516	$462
Air	220	220	428	431
Energy	137	131	293	270
Water	76	74	164	152
Total Products and Solutions	695	666	1,401	1,315

ADI Global Distribution
Americas (1)	1,120	1,133	2,158	2,119
International (2)	166	144	334	279
Total ADI Global Distribution	1,286	1,277	2,492	2,398

Total Revenue	$1,981	$1,943	$3,893	$3,713
(1)Americas represents North, Central, and South America.
(2)International represents all geographies that are not included in Americas.

Note 5. Restructuring Expenses

During 2025 and 2026, we initiated restructuring actions including selected site closures and workforce optimization initiatives. These initiatives are intended to better align our cost structure with our strategic objectives, improve operating efficiency, and optimize our manufacturing and operating footprint. These actions include consolidation and rationalization of certain manufacturing sites, operating sites, and distribution centers as well as other cost reduction actions across our Company. The workforce optimization initiatives include costs associated with workforce reductions to streamline functions, reduce organizational complexity, and align resources with expected business needs. In addition, we executed on our capital strategy initiatives.

We expect to fully execute on our restructuring programs over the next 24 months. The estimated costs associated with the remaining actions are not expected to be material. We may incur additional restructuring expenses associated with these plans or new plans in the future.

For the three and six months ended July 4, 2026, restructuring expenses were $21 million and $27 million, respectively. In addition, during the three and six months ended July 4, 2026, we incurred $1 million of debt extinguishment costs. The following table summarizes information concerning recorded obligations for our restructuring programs included within Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets. Amounts associated with extinguishment costs are not included in the table below as those amounts are charged directly against debt.

	Six Months Ended	Twelve Months Ended
(in millions)	July 4, 2026	December 31, 2025
Beginning of period	$21	$31
Charges	27	15
Usage	(16)	(25)
End of period	$32	$21

Resideo Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 6. Stockholders’ Equity

Share Repurchase Program

On August 3, 2023, we announced that our Board of Directors authorized a share repurchase program for the repurchase of up to $150 million of our common stock over an unlimited time period (the “Share Repurchase Program”). During the three and six months ended July 4, 2026 and June 28, 2025, there were no common share repurchases. As of July 4, 2026, we had approximately $108 million of authorized repurchases remaining under the Share Repurchase Program.

Preferred Stock

On June 14, 2024, in connection with our acquisition of Snap One, we issued 500,000 shares of Series A Cumulative Convertible Participating Preferred Stock (“Preferred Stock”) to CD&R Channel Holdings, L.P. (the “CD&R Stockholder”) for an aggregate purchase price of $500 million pursuant to an investment agreement dated April 14, 2024.

Note 7. Stock-Based Compensation

The following table summarizes awards granted during the relevant periods:

	Six Months Ended July 4, 2026		Six Months Ended June 28, 2025
(in thousands, except per share data)	Number of Stock Units Granted	Weighted Average Grant Date Fair Value Per Share	Number of Stock Units Granted	Weighted Average Grant Date Fair Value Per Share
Restricted Stock Units (“RSUs”)	966	$35.69	1,634	$21.22
Performance Stock Units (“PSUs”) (1)	110	$43.03	237	$25.56
(1) Includes PSUs at target payout. Final common shares issued may be different based upon the actual achievement against the performance measure target.

For the three and six months ended July 4, 2026, Stock-based compensation expense was $13 million and $28 million, respectively. For the three and six months ended June 28, 2025, stock-based compensation expense was $16 million and $32 million, respectively. Stock-based compensation expense is included in either Selling, general and administrative expenses or Restructuring expenses in the Unaudited Condensed Consolidated Statements of Operations based on the nature of the expense.

Note 8. Inventories, net

The following table summarizes the details of our inventories, net:

(in millions)	July 4, 2026	December 31, 2025
Raw materials	$166	$154
Work in process	16	16
Finished products	1,210	1,184
Total inventories, net	$1,392	$1,354

Resideo Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 9. Goodwill and Intangible Assets, net

Our goodwill balance and changes in carrying value by segment were as follows:

(in millions)	Products and Solutions	ADI Global Distribution	Total
Balance as of December 31, 2025	$2,036	$1,064	$3,100
Adjustments	(1)	—	(1)
Impact of foreign currency translation	(8)	(3)	(11)
Balance as of July 4, 2026	$2,027	$1,061	$3,088

The following table summarizes the net carrying amount of intangible assets:

(in millions)	July 4, 2026	December 31, 2025
Intangible assets subject to amortization	$869	$911
Indefinite-lived intangible assets	180	180
Total intangible assets	$1,049	$1,091

Intangible assets subject to amortization consisted of the following:

	July 4, 2026			December 31, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$909	$(284)	$625	$912	$(253)	$659
Patents and technology	170	(75)	95	170	(63)	107
Software	276	(183)	93	256	(170)	86
Trademarks	79	(23)	56	79	(20)	59
Intangible assets subject to amortization	$1,434	$(565)	$869	$1,417	$(506)	$911

For the three and six months ended July 4, 2026, Intangible asset amortization expense was $31 million and $62 million, respectively. For the three and six months ended June 28, 2025, Intangible asset amortization expense was $30 million and $60 million, respectively.

Note 10. Leases

The following table summarizes operating lease costs:

	Three Months Ended		Six Months Ended
(in millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Operating lease costs:
Selling, general and administrative expenses	$24	$19	$47	$39
Cost of goods sold	4	6	9	10
Total operating lease costs (1)	$28	$25	$56	$49
(1) Total operating lease costs include variable lease costs of $5 million and $10 million for the three and six months ended July 4, 2026, respectively, $4 million and $9 million for the three and six months ended June 28, 2025, respectively.

Resideo Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the carrying amounts of our operating lease assets and liabilities:

(in millions)	Financial Statement Line Item	July 4, 2026	December 31, 2025
Operating lease assets	Other assets	$308	$327
Operating lease liabilities - current	Accrued liabilities	$59	$57
Operating lease liabilities - non-current	Other liabilities	$268	$289

The following table summarizes supplemental cash flow information related to operating leases:

	Six Months Ended
(in millions)	July 4, 2026	June 28, 2025
Cash paid for operating lease liabilities	$31	$25
Non-cash activities: operating lease assets obtained in exchange for new operating lease liabilities	$12	$42

As of July 4, 2026, we have additional operating leases that have not yet commenced. The total undiscounted future lease payments for these leases were $59 million.

Note 11. Long-Term Debt

Long-term debt is comprised of the following:

(in millions)	July 4, 2026	December 31, 2025
4.000% Senior Notes due 2029	$300	$300
6.500% Senior Notes due 2032	600	600
7.125% Senior Notes due 2034 (1)	400	—
Variable rate A&R Term B Facility	2,322	2,331
Gross long-term debt	3,622	3,231
Less: current portion of long-term debt (2)	(18)	(18)
Less: unamortized deferred financing costs	(44)	(46)
Total long-term debt	$3,560	$3,167
(1) Proceeds are included in Restricted cash as recorded on the Unaudited Condensed Consolidated Balance Sheets.
(2) Included within Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets.

A&R Credit Agreement

In 2021, we entered into a credit agreement with JPMorgan Chase Bank N.A. as administrative agent (the “A&R Credit Agreement”), which was most recently amended on June 4, 2026 (as amended, the “Second A&R Credit Agreement”). We entered into the Second A&R Credit Agreement in order to facilitate the ADI Spin-Off as well as extend the revolver maturity to 2031. We evaluated the amendment under Accounting Standards Codification 470-50, Debt Modifications and Extinguishments, and determined that the amendment should be accounted for as a debt modification. The remaining principal on the Second A&R Credit Agreement includes $518 million of senior secured term loans maturing in February 2028, $588 million of senior secured term loans maturing in June 2031, and $1,216 million of senior secured term loans maturing in August 2032 (together, the “A&R Term B Facility”). Voluntary prepayment may be made at any time without premium or penalty, subject to customary breakage costs for certain borrowings indexed to the Secured Overnight Financing Rate (“SOFR”). The Second A&R Credit Agreement also contains customary mandatory prepayment provisions upon the occurrence of specified events.

Borrowings under the Second A&R Credit Agreement are subject to an interest rate, at the Company’s option, of either (a) a base rate equal to the highest of the Prime Rate, the Federal Funds Effective Rate (or the Overnight Bank Funding Rate), plus 0.5%, and the one month SOFR rate, plus 1%, or (b) the SOFR rate plus the applicable margin, which shall not be less than zero.

Resideo Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of July 4, 2026 and December 31, 2025, the weighted average interest rate on the A&R Term B Facility, excluding the impact of the interest rate swaps, was 5.74% and 5.76%, respectively.

Under the Second A&R Credit Agreement, we entered into a new senior secured revolving credit facility, which refinanced in full the existing senior secured revolving credit facility and provides for commitments in an aggregate principal amount of $500 million and a five-year term ending in June 2031 (the “A&R Revolving Credit Facility”). There were no outstanding borrowings and no letters of credit issued under the A&R Revolving Credit Facility as of July 4, 2026.

In addition to paying interest on outstanding borrowings under the Second A&R Credit Agreement, the Company is subject to a quarterly commitment fee based on the unused portion of the A&R Revolving Credit Facility, ranging from 0.25% to 0.35% per annum based on the leverage ratio under the Second A&R Credit Agreement.

The Second A&R Credit Agreement includes customary affirmative and negative covenants and reporting requirements, including limitations on indebtedness, liens, investments, and other restricted transactions. As of July 4, 2026, we are in compliance with all covenants.

We have entered into certain interest rate swaps based on the Term Secured Overnight Financing Rate (“Term SOFR”) which effectively converts a portion of our variable-rate debt to fixed-rate debt. Refer to Note 12. Fair Value of the Notes to the Unaudited Condensed Consolidated Financial Statements for further discussion.

Senior Unsecured Notes

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

Senior Unsecured Notes of ADIG

On June 30, 2026, ADI Escrow Issuer LLC (the “Escrow Issuer”), a direct, wholly-owned subsidiary of ADIG and an indirect, wholly-owned subsidiary of the Company, completed an offering of $400 million aggregate principal of the Escrow Issuer’s 7.125% Senior Notes due 2034 (“Senior Notes due 2034”). Senior Notes due 2034 are unsecured and were issued pursuant to an Indenture, dated June 30, 2026 (the “Indenture”), between the Escrow Issuer and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”). The net proceeds from the sale of the Senior Notes due 2034 were used as part of the financing for the ADI Spin-Off. Pending the consummation of the ADI Spin-Off, the proceeds from the offering were deposited into a segregated escrow account until satisfaction of the conditions precedent to the ADI Spin-Off. The proceeds are included in Restricted cash as recorded on the Unaudited Condensed Consolidated Balance Sheets.

As of July 4, 2026, we are in compliance with all covenants. Upon consummation of the ADI Spin-Off and satisfaction of the escrow release conditions on August 3, 2026, the Senior Notes due 2034 became obligations of ADIG and were no longer obligations of the Company.

Credit Agreement of ADIG

On July 1, 2026, ADIG entered into a senior secured Credit Agreement (the “Credit Agreement”) with the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement became effective on the ADI Spin-Off date. The Credit Agreement provides for (i) term loans in an aggregate principal amount of $600 million (the “Term Facility”) and (ii) revolving credit commitments in an aggregate principal amount of $500 million (the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”). Borrowings are permitted under the Credit Facilities upon completion of the ADI Spin-Off, subject to certain other conditions customary for secured facilities of this type.

Resideo Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Term Facility will mature, and the term loans thereunder will be required to be repaid, seven years after the ADI Spin-Off, subject to certain extension rights in the discretion of each lender. The Revolving Facility will mature, and all borrowings thereunder will be required to be repaid, five years after the ADI Spin-Off, with certain extension rights in the discretion of each lender. Borrowings under the Term Facility may not be re-borrowed once repaid.

As of July 4, 2026, no amounts were drawn under the Credit Agreement. Upon consummation of the ADI Spin-Off on August 3, 2026, the Credit Facilities became obligations of ADIG and were no longer obligations of the Company.

Interest Paid

For the six months ended July 4, 2026 and June 28, 2025, cash paid for interest, net of interest rate derivative receipts was $92 million and $53 million, respectively.

Note 12. Fair Value

The estimated fair value of our financial instruments held, and when applicable, issued to finance our operations, is summarized below. Certain estimates and judgments are required to develop fair value amounts. The fair value amounts shown below are not necessarily indicative of the amounts that we would realize upon disposition, nor do they indicate our intent or ability to dispose of the financial instrument. There were no material changes in the methodologies used in our valuation practices as of July 4, 2026.

The fair values of long-term debt instruments were determined using quoted market prices in inactive markets or discounted cash flows based on current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy.

The following table provides a summary of the carrying amount and fair value of outstanding debt:

	July 4, 2026		December 31, 2025
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt
4.000% Senior Notes due 2029	$300	$288	$300	$291
6.500% Senior Notes due 2032	600	606	600	615
7.125% Senior Notes due 2034	400	407	—	—
Variable rate A&R Term B Facility	2,322	2,324	2,331	2,339
Total debt	$3,622	$3,625	$3,231	$3,245
Foreign Currency Risk Management—We conduct business on a multinational basis in a wide variety of foreign currencies. We are exposed to market risks from changes in currency exchange rates. These exposures may impact future earnings and/or operating cash flows. The exposure to market risk for changes in foreign currency exchange rates arises from international trade transactions, foreign currency denominated monetary assets and liabilities, and international financing activities between subsidiaries. We rely on natural offsets to address these market risk exposures. As of July 4, 2026 and December 31, 2025, we had no foreign currency forward or option hedging contracts.

Interest Rate Risk—We have exposure to movements in interest rates associated with cash and borrowings. We may enter into various interest rate protection agreements in order to limit the impact of movements in interest rates. As of July 4, 2026 and December 31, 2025, we had interest rate swaps with a combined notional value of $140 million and $280 million, respectively. Our interest rate swaps are designated as cash flow hedges of the variability in interest payments associated with a portion of our variable-rate debt equal to the swap notional amount, effectively converting the hedged debt from a variable interest rate based on Term SOFR (subject to a floor of 0.39%) to a fixed weighted average rate of 2.23% over the remaining term to maturity in February 2027. The carrying amounts of our interest rate swaps equal their fair values since these instruments are recorded at fair value. Our interest rate swaps were assets of $2 million and $3 million at July 4, 2026 and December 31, 2025, respectively, and reported in Other current assets on the Unaudited Condensed Consolidated Balance Sheets. There was no material net activity recognized in the Unaudited Condensed Consolidated Statements of

Resideo Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Comprehensive Income (Loss) related to our interest rate swaps during the three and six months ended July 4, 2026. During the three and six months ended June 28, 2025, we recognized unrealized gains related to derivative instruments designated as cash flow hedges of $3 million and $6 million, respectively, net of reclassifications, which were not material.

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and accrued liabilities approximate fair value due to their short-term maturity.

Note 13. Accrued Liabilities

Accrued liabilities consist of the following:

(in millions)	July 4, 2026	December 31, 2025
Compensation, benefit and other employee-related	$117	$137
Customer rebate reserve	97	129
Current operating lease liability	59	57
Other (1)	332	301
Total accrued liabilities	$605	$624
(1) Other includes accruals for deferred revenue, restructuring, freight payable, interest, legal and professional services, product warranty obligations, taxes payable, current portion of long-term debt, advertising, dividends payable, royalties, litigation reserves, and other reserves.

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

Environmental expenses for sites owned and operated by us are presented within cost of goods sold for operating sites. For the three and six months ended July 4, 2026 and June 28, 2025, environmental expenses related to these operating sites were not material. Liabilities for environmental costs were $22 million at July 4, 2026 and December 31, 2025.

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

On July 30, 2025, we entered into a definitive agreement with Honeywell to terminate the Indemnification Agreement (the “Termination Agreement”). We paid our regularly scheduled payment of $35 million each in the first, second, and third quarters of 2025, and subject to the terms and conditions of the Termination Agreement, we made a pre-tax, one-time cash payment of $1,590 million to Honeywell in August 2025 (the “Closing”). Proceeds from the incremental term loans issued under the A&R Credit Agreement in August 2025, together with a portion of our cash on hand, were utilized to fund the payment required under the Termination Agreement. Refer to Note 11. Long-Term Debt of the Notes to the Unaudited

Resideo Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Condensed Consolidated Financial Statements for further discussion. Upon completion of the pre-tax, one-time cash payment, the Indemnification Agreement was fully terminated. We are no longer required to make any further payments to Honeywell under the Indemnification Agreement, and the associated affirmative and negative covenants no longer apply. As a result, the liability in connection with the Indemnification Agreement was fully repaid and is not presented on the Unaudited Condensed Consolidated Balance Sheets. No expense was incurred or recognized related to the Indemnification Agreement for the three and six months ended July 4, 2026. For the three and six months ended June 28, 2025, expenses related to the Indemnification Agreement were $882 million and $972 million, respectively.

Tax Matters Agreement

In connection with the Honeywell Spin-Off, we entered into the Tax Matters Agreement with Honeywell, pursuant to which we were responsible and would indemnify Honeywell for certain taxes, including certain income taxes, sales taxes, VAT, and payroll taxes, relating to the business for all periods, including periods prior to the consummation of the Honeywell Spin-Off (“Tax Matters Agreement”).

On June 22, 2026, we entered into a definitive agreement with Honeywell to terminate the Tax Matters Agreement. In consideration for the termination of the Tax Matters Agreement and mutual releases of claims related to the Tax Matters Agreement and certain tax-related liabilities, we made a pre-tax, one-time payment of approximately $12 million to Honeywell in June 2026. As a result, the liability associated with the Tax Matters Agreement was settled in June and therefore is not presented on the Unaudited Condensed Consolidated Balance Sheets at July 4, 2026. The liability associated with the Tax Matters Agreement was $88 million at December 31, 2025, as reported in Other liabilities on the Unaudited Condensed Consolidated Balance Sheets. For the three and six months ended July 4, 2026, we recognized other income of $77 million in Other (income) expense, net in the Unaudited Condensed Consolidated Statements of Operations related to the termination of the Tax Matters Agreement. For the three and six months ended June 28, 2025, there were no expenses related to the Tax Matters Agreement.

In connection with entering into the definitive agreement to terminate the Tax Matters Agreement, we reassessed the deferred tax assets associated with the Tax Matters Agreement. As a result of the settlement and release of the related obligations, the basis for recognizing $44 million of deferred tax assets was eliminated. Accordingly, during the three and six months ended July 4, 2026, we derecognized $44 million of deferred tax assets, which was recorded in Provision for income taxes in the Unaudited Condensed Consolidated Statements of Operations.

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

During the first quarter of 2026, we had a one-time litigation settlement and an arbitration award not in our favor and otherwise aggregating to $24 million, and we recorded a charge of approximately $19 million within Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations. We settled these obligations in cash during the second quarter of 2026.

IEEPA Tariff Refunds

In February 2026, the United States Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) on goods imported into the United States were unauthorized. Following this ruling, and effective on April 20, 2026, the United States Customs and Border Protection launched a platform for importers of record to submit IEEPA tariff refund requests.

The Company applied a gain contingency model in accordance with Accounting Standards Codification 450-30, Gain Contingencies. Under this model, a gain contingency is not recognized until the gain is realized or realizable. During the

Resideo Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
second quarter of 2026, we recognized approximately $27 million of IEEPA tariff refunds, which is included in Cost of goods sold on our Unaudited Condensed Consolidated Statement of Operations.

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

For the three and six months ended July 4, 2026, net tax expense was $69 million and $86 million, respectively. For the three and six months ended June 28, 2025, net tax expense was $87 million and $96 million, respectively. Net tax expense or benefit consists primarily of interim period tax expense based on year-to-date pretax income multiplied by our forecasted effective tax rate. In addition to items specific to the period, such as the settlement of the Tax Matters Agreement, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, non-deductible expenses, and U.S. taxation of foreign earnings. For the three and six months ended July 4, 2026, cash paid for taxes, net of refunds was $9 million and $28 million, respectively. For the three and six months ended June 28, 2025, cash paid for taxes, net of refunds was $43 million and $64 million, respectively.

Note 16. Earnings (Loss) Per Common Share

The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings (loss) per common share follows:

	Three Months Ended		Six Months Ended
(in millions, except per share data)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Numerator for basic and diluted earnings (loss) per common share:
Net income (loss)	$97	$(825)	$135	$(819)
Less: preferred stock dividends	8	8	17	17
Less: undistributed income allocated to preferred stockholders	10	—	13	—
Net income (loss) available to common stockholders	$79	$(833)	$105	$(836)

Denominator for basic and diluted earnings (loss) per common share:
Weighted average basic number of common shares outstanding	151	149	151	148
Plus: dilutive effect of common stock equivalents	3	—	4	—
Weighted average diluted number of common shares outstanding	154	149	155	148

Earnings (loss) per common share:
Basic	$0.52	$(5.59)	$0.70	$(5.65)
Diluted	$0.51	$(5.59)	$0.68	$(5.65)

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

Resideo Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

	Three Months Ended		Six Months Ended
(in millions)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
RSUs and other rights	—	5.9	—	6.0
PSUs	—	2.2	—	2.2
Preferred stock	0.5	0.5	0.5	0.5

Note 17. Subsequent Events

On August 3, 2026, we completed the previously announced separation of our ADI Global Distribution business. Refer to Note 1. Nature of Operations and Basis of Presentation of the Notes to the Unaudited Condensed Consolidated Financial Statements for further discussion.

Holders of Resideo’s Preferred Stock did not receive shares of ADIG common stock by virtue of their ownership of Resideo preferred stock. In connection with the ADI Spin-Off, ADIG issued to us 150,000 shares of its Series A Cumulative Convertible Participating Preferred Stock (“ADIG Preferred Stock”) as partial consideration for the transfer and contribution of assets and liabilities to ADIG and its subsidiaries. Pursuant to an exchange agreement, we exchanged the 150,000 shares of ADIG Preferred Stock for an equal number of shares of Resideo Preferred Stock held by certain holders and subsequently cancelled the shares of Resideo Preferred Stock received in the exchange. As a result, immediately following the ADI Spin-Off, 350,000 shares of Resideo Preferred Stock remained issued and outstanding and 150,000 shares of ADIG Preferred Stock were issued and outstanding. In connection with the exchange, the Certificate of Designations, Preferences and Rights of Resideo’s Preferred Stock was amended and restated to give effect to the exchange, including a reduction of authorized shares to 350,000, adjusting the initial conversion price to $18.844 from $26.92, and modifying the timing of our optional conversion and redemption rights by extending through August 3, 2028.

Upon consummation of the ADI Spin-Off and satisfaction of the escrow conditions, proceeds of the $400 million aggregate principal amount of 7.125% Senior Notes due 2034 issued by ADIG were released to ADIG from escrow. In addition, the ADIG Credit Agreement became effective on the ADI Spin-Off date, at which time ADIG borrowed $600 million under the Term Facility. The net proceeds from the Senior Notes due 2034 and borrowings under the term loan facility were used in part to fund a one-time cash dividend of $900 million from ADIG to Resideo. We used the proceeds received from ADIG to repay in full $518 million of senior secured term loans that were to mature in February 2028 and to repay $382 million of senior secured term loans maturing in June 2031. In connection with the ADI Spin-Off, we expect by the end of the third quarter to make an additional repayment of approximately $200 million under our A&R Term B Facility following the completion of the post-closing cash adjustment contemplated by the separation and distribution agreement. As the ADI Spin-Off has been consummated, the Senior Notes due 2034, the Term Facility, and the Revolving Facility are obligations of ADIG and/or its subsidiaries and are not our obligations. Refer to Note 11. Long-Term Debt of the Notes to the Unaudited Condensed Consolidated Financial Statements for further discussion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements included herein under “Item 1. Financial Statements.” and the Audited Consolidated Financial Statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Annual Report on Form 10-K.

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
•the impact of potentially volatile global market, geopolitical and economic conditions and industry, and end market cyclicality, including factors such as interest rates, inflation, energy costs, availability of financing, consumer spending habits and preferences, housing market changes, and employment rates;
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
•risks and uncertainties associated with the recently completed ADI Spin-Off, including our ability to realize the anticipated benefits of the ADI Spin-Off, our dependence on transition services and other arrangements with ADIG following the separation, and changes to our capital structure, leverage, and liquidity profile resulting from the separation; and
•other risks detailed under the caption “Risk Factors” in this Quarterly Report, in Part II, Item 1A. Risk Factors, and certain factors discussed elsewhere in our 2025 Annual Report on Form 10-K and other filings we make with the SEC.

Other than as described in Part II, Item 1A. Risk Factors, of this Quarterly Report, there have been no material changes to the risk factors described in our 2025 Annual Report on Form 10-K. These risks could cause actual results to differ materially from those implied by forward-looking statements in this Quarterly Report. Even if our results of operations, financial condition and liquidity, and the development of the industries in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, those results or developments may not be indicative of results or developments in subsequent periods.

Any forward-looking statements made by us in this Quarterly Report speak only as of the date on which they are made. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of new information, subsequent events, or otherwise.

Overview and Business Trends

We are a global manufacturer, developer, and distributor of technology-driven sensing and controls products and solutions that help homeowners and businesses stay connected and in control of their comfort, security, energy use, and smart living. We are a leading player in key product markets including home heating, ventilation, and air conditioning controls; smoke and carbon monoxide detection, home safety and fire suppression; and security. Our global footprint serves residential and commercial end-markets. Our solutions and services can be found in over 150 million residential and commercial spaces globally, with tens of millions of new devices sold annually.

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

We historically managed our business operations through two business segments, Products and Solutions and ADI Global Distribution.

Our Products and Solutions segment offerings include temperature and humidity control, water and air solutions, smoke and carbon monoxide detection, home safety products, residential and small business security products, video cameras, other home-related lifestyle convenience solutions, cloud infrastructure, installation and maintenance tools, and related software. We also sell components to manufacturers of water heaters, heat pumps, and boilers. Our products and solutions for comfort, energy management, safety, and security benefit from trusted, well-established branded offerings such as Braukmann, BRK, First Alert, Honeywell Home, Resideo, and others.

Our ADI Global Distribution segment is a leading, global specialty distributor of professionally installed low-voltage products, including security and AV solutions, serving commercial and residential markets through an omnichannel go-to-market platform. ADI sells primarily to licensed professional installers, dealers, and integrators. We offer an expansive list of products from leading suppliers across key specialty low-voltage categories. ADI complements our third-party supplier products with a suite of exclusive brands and services offerings.

On August 3, 2026, we completed the previously announced separation of our ADI segment through a tax-free spin-off to our shareholders. Resideo stockholders received one share of ADIG common stock for every two shares of Resideo stock outstanding and held as of the July 20, 2026 record date. Following the completion of the ADI Spin-Off, ADIG became an independent public company trading under the symbol “ADIG” on the New York Stock Exchange and Resideo retains no ownership interest in ADIG. The ADI Spin-Off is intended to qualify as a tax-free transaction for U.S. federal income tax purposes. The accompanying Unaudited Condensed Consolidated Financial Statements for the three and six months ended July 4, 2026 include the historical results of ADIG for all periods presented as the ADI Spin-Off occurred subsequent to the end of the reporting period. After the ADI Spin-Off, and in future filings, we will no longer consolidate ADIG and the historical results of ADI will be reflected as discontinued operations in Resideo’s Consolidated Financial Statements. As a result, following the completion of the ADI Spin-Off, Resideo’s consolidated revenue, operating income, and cash flows will be materially reduced and because substantially all of Resideo’s outstanding indebtedness (other than the indebtedness Resideo has disclosed transferred to ADIG and indebtedness that Resideo has paid down in connection with the ADI Spin-Off) remains with Resideo, its net leverage ratio on a standalone basis is expected to be higher than the consolidated leverage ratio reported for prior periods.

In connection with the ADI Spin-Off, we have entered into a separation and distribution agreement and certain ancillary agreements including, among others, transition services agreement, tax matters agreement, commercial products purchase agreement, employee matters agreement and intellectual property matters agreement, which govern the relationship of the parties following the ADI Spin-Off.

Current Quarter Highlights
•Revenue of $1.98 billion, up 2.0% from $1.94 billion in the second quarter of 2025

•Gross profit margin of 30.0%, compared to 29.3% in the second quarter of 2025
•Income from operations of $131 million, or 6.6% of revenue, compared to $177 million, or 9.1% of revenue in the second quarter of 2025
•Fully diluted earnings per common share of $0.51, compared to fully diluted loss per common share of $5.59 in the second quarter of 2025

Outlook

For 2026, we anticipate executing our business operations against a highly dynamic global macroeconomic environment. The vast majority of costs associated with the sensing and control products that Resideo sells in the U.S. are incurred in Mexico. Most Resideo products manufactured in Mexico are currently duty free under the United States-Mexico-Canada Agreement (“USMCA”) or qualify for specific commodity exceptions to recent tariffs. While imported products that are not subject to the USMCA or other exceptions are subject to the new Section 301 tariffs of 10% - 12.5% implemented on July 24, 2026 and, in some instances, the Section 232 metals tariffs ranging from 15% - 50% on the finished goods that were implemented on April 6, 2026, we do not expect a material impact to our business due to these tariffs. We are monitoring the litigation and recent ruling from the U.S. Court of International Trade on tariffs. We will continue to take actions to address the cost impact of tariffs that affect our business; however, rising prices and other macroeconomics factors may lead to lower purchase levels by our customers. We are monitoring these dynamics closely and will adjust our business operations as appropriate. We anticipate slow growth in the U.S. residential housing market and a moderation of growth in the non-residential construction market. In addition, we anticipate a continued slowdown with a large OEM security customer during the second half of 2026 relative to second half of 2025. Based on the aforementioned, our 2026 revenue outlook is growth in the low-to-mid-single-digits range year-over-year.

Results of Operations

The following table represents results of operations on a consolidated basis for the periods indicated:

	Three Months Ended		Six Months Ended
(in millions, except per share data and percentages)	July 4, 2026	June 28, 2025	July 4, 2026	June 28, 2025
Revenue	$1,981	$1,943	$3,893	$3,713
Cost of goods sold	1,386	1,374	2,747	2,633
Gross profit	595	569	1,146	1,080
Gross profit %	30.0%	29.3%	29.4%	29.1%
Operating expenses:
Research and development expenses	48	41	96	76
Selling, general and administrative expenses	332	319	672	625
Intangible asset amortization	31	30	62	60
Restructuring expenses	22	2	28	6
Business separation costs	31	—	55	—
Total operating expenses	464	392	913	767
Income from operations	131	177	233	313
Indemnification Agreement expense	—	882	—	972
Other (income) expense, net	(81)	9	(81)	15
Interest expense, net	46	24	93	49
Net income (loss) before taxes	166	(738)	221	(723)
Provision for income taxes	69	87	86	96
Net income (loss)	97	(825)	135	(819)
Less: preferred stock dividends	8	8	17	17
Less: undistributed income allocated to preferred stockholders	10	—	13	—
Net income (loss) available to common stockholders	$79	$(833)	$105	$(836)

Earnings (loss) per common share:
Basic	$0.52	$(5.59)	$0.70	$(5.65)
Diluted	$0.51	$(5.59)	$0.68	$(5.65)

Weighted average common shares outstanding:
Basic	151	149	151	148
Diluted	154	149	155	148

Revenue

Three months ended

Revenue for the three months ended July 4, 2026 was $1,981 million, an increase of $38 million, or 2.0%, compared to the same period in 2025. The increase was primarily due to $30 million from favorable price and mix shift, and $6 million from favorable foreign currency exchange rates.

Six months ended

Revenue for the six months ended July 4, 2026 was $3,893 million, an increase of $180 million, or 4.8%, compared to the same period in 2025. The increase was primarily due to $120 million from favorable price and mix shift, $36 million from favorable foreign currency exchange rates, and $27 million from higher sales volumes, partially attributable to the incremental days in the year-over-year reporting period.

Gross Profit

Three months ended

The chart below presents the drivers of the gross profit variance from the three months ended June 28, 2025 to the three months ended July 4, 2026.

800
600
400
200
0
$ in Millions
$569
$(3)
$12
$(17)
$27
$1
$6
$595
Q2 2025 Gross Profit
Manufacturing Costs
Sales Volume
Price & Mix
Tariff Refunds
FX
Other
Q2 2026 Gross Profit

Gross profit for the three months ended July 4, 2026 was $595 million, an increase of $26 million, or 4.6%, compared to the same period in 2025, as shown in the above waterfall.

Gross margin rate for the three months ended July 4, 2026 was 30.0%, an increase of 70 bps, compared to the same period in 2025. The increase was primarily driven by a 140 bps benefit from tariff refunds, and 60 bps from higher margins on new sales volumes. The increase was partially offset by an unfavorable price and mix shift of 130 bps and higher manufacturing costs of 10 bps.

Six months ended

The chart below presents the drivers of the gross profit variance from the six months ended June 28, 2025 to the six months ended July 4, 2026.

1,400
1,200
1,000
800
600
400
200
0
$ in Millions
$1,080
$(4)
$13
$13
$27
$8
$9
$1,146
Q2 2025 Gross Profit
Manufacturing Costs
Sales Volume
Price & Mix
Tariff Refunds
FX
Other
Q2 2026 Gross Profit

Gross profit for the six months ended July 4, 2026 was $1,146 million, an increase of $66 million, or 6.1%, as compared to the same period in 2025, as shown in the above waterfall.

Gross margin rate for the six months ended July 4, 2026 was 29.4%, an increase of 30 bps as compared to the same period in 2025. The increase was primarily driven by a 70 bps benefit from tariff refunds, and 10 bps from higher margins on new sales volumes. The increase was partially offset by an unfavorable price and mix shift of 60 bps.

Research and Development Expenses

Three months ended

Research and development expenses for the three months ended July 4, 2026 were $48 million, an increase of $7 million, or 17.1%, compared to the same period in 2025. The increase was driven by $5 million in the Products and Solutions segment and $2 million in the ADI Global Distribution segment related to incremental headcount and third-party services to develop and introduce new products into the market.

Six months ended

Research and development expenses for the six months ended July 4, 2026 were $96 million, an increase of $20 million, or 26.3%, compared to the same period in 2025. The increase was driven by $14 million in the Products and Solutions segment and $6 million in the ADI Global Distribution segment related to incremental headcount and third-party services to develop and introduce new products into the market.

Selling, General and Administrative Expenses

Three months ended

Selling, general and administrative expenses for the three months ended July 4, 2026 were $332 million, an increase of $13 million, or 4.1%, compared to the same period in 2025. The increase was primarily driven by an increase in operating costs including people costs, litigation reserves, rent, and third-party spend.

Six months ended

Selling, general and administrative expenses for the six months ended July 4, 2026 were $672 million, an increase of $47 million, or 7.5%, compared to the same period in 2025. The increase was primarily driven by legal settlement costs of $23 million, and a $19 million increase in operating costs including people costs, rent, and third-party spend, partially attributable to the incremental days in the year-over-year reporting period.

Intangible Asset Amortization

Three months ended

Intangible asset amortization for the three months ended July 4, 2026 was $31 million, an increase of $1 million, or 3.3%, compared with the same period in 2025.

Six months ended

Intangible asset amortization for the six months ended July 4, 2026 was $62 million, an increase of $2 million, or 3.3%, compared with the same period in 2025.

Restructuring Expenses

Three months ended

Restructuring expenses for the three months ended July 4, 2026 were $22 million, an increase of $20 million, compared to the same period in 2025. The increase was driven by $15 million of employee termination costs related to our ongoing transformation initiatives, including changes to our global manufacturing footprint and workforce alignment, and $5 million of debt related restructuring and extinguishment costs.

Six months ended

Restructuring expenses for the six months ended July 4, 2026 were $28 million, an increase of $22 million compared to the same period in 2025. The increase was primarily driven by $17 million of employee termination costs related to our ongoing transformation initiatives, including changes to our global manufacturing footprint and workforce alignment, and $5 million of debt related restructuring and extinguishment costs.

Business Separation Costs

Three months ended

Business separation costs for the three months ended July 4, 2026 were $31 million. These expenditures are non-recurring in nature and included third‑party advisory, consulting, legal, and other incremental separation‑related costs incurred in connection with the ADI Spin-Off.

Six months ended

Business separation costs for the six months ended July 4, 2026 were $55 million. These expenditures are non-recurring in nature and included third‑party advisory, consulting, legal, and other incremental separation‑related costs incurred in connection with the ADI Spin-Off.

Indemnification Agreement Expense

Three months ended

We incurred no Indemnification Agreement expense for the three months ended July 4, 2026, a decrease of $882 million compared to the same period of 2025. The decrease was driven by the termination of the Indemnification Agreement with Honeywell on July 30, 2025.

Six months ended

We incurred no Indemnification Agreement expense for the six months ended July 4, 2026, a decrease of $972 million compared to the same period of 2025. The decrease was driven by the termination of the Indemnification Agreement with Honeywell on July 30, 2025.

Other (Income) Expense, Net

Three months ended

Other income, net for the three months ended July 4, 2026 was $81 million, an increase of $90 million, compared to the same period in 2025. The increase was primarily attributable to a $77 million benefit recognized in the current period in connection with the settlement and termination of the Tax Matters Agreement with Honeywell, a $4 million gain in the current period on the sale of certain assets, and a $11 million favorable impact of foreign exchange rates compared to the prior period.

Six months ended

Other income, net for the six months ended July 4, 2026 was $81 million, an increase of $96 million, compared to the same period in 2025. The increase was primarily attributable to a $77 million benefit recognized in the current period in connection with the settlement and termination of the Tax Matters Agreement with Honeywell, a $5 million gain in the current period on the sale of certain assets and a $15 million favorable impact of foreign exchange rates compared to the prior period.

Interest Expense, Net

Three months ended

Interest expense, net for the three months ended July 4, 2026 was $46 million, an increase of $22 million, or 91.7%, compared to the same period in 2025. The increase was driven by an approximately $1.2 billion increase in outstanding debt related to the settlement of the Indemnification Agreement, resulting in $20 million of higher interest expense.

Six months ended

Interest expense, net for the six months ended July 4, 2026 was $93 million, an increase of $44 million, or 89.8%, compared to the same period in 2025. The increase was driven by an approximately $1.2 billion increase in outstanding debt related to the settlement of the Indemnification Agreement, resulting in $43 million of higher interest expense.

Tax Expense

Three months ended

Income tax expense for the three months ended July 4, 2026 was $69 million, a decrease of $18 million or 20.7%, compared to the same period in 2025. The decrease was primarily driven by the one-time non-deductible Indemnification expense that occurred during 2025.

The effective income tax rate increased from (11.8)% to 41.6%, primarily driven by the mix of earnings across the jurisdictions in which we operate, increased income before taxes with relatively fixed non-deductible expenses and the derecognition of certain deferred tax assets related to the settlement of the Tax Matters Agreement.

Six months ended

Income tax expense for the six months ended July 4, 2026 was $86 million, a decrease of $10 million or 10.4%, compared to the same period in 2025. The decrease was primarily driven by the one-time non-deductible Indemnification expense that occurred during 2025.

The effective income tax rate increased from (13.3)% to 38.9%, primarily driven by the mix of earnings across the jurisdictions in which we operate, increased income before taxes with relatively fixed non-deductible expenses and the derecognition of certain deferred tax assets related to the settlement of the Tax Matters Agreement.

Segment Results of Operations

Products and Solutions

Three months ended

The chart below presents Revenue and Income from operations for the three months ended July 4, 2026 and June 28, 2025.
Products and Solutions Revenue for the three months ended July 4, 2026 was $695 million, an increase of $29 million, or 4.4%, compared to the same period in 2025. The increase is primarily driven by $32 million from higher sales volumes, and $2 million from favorable foreign currency exchange rates, partially offset by an unfavorable impact from price and mix shift of $5 million.

Products and Solutions Income from operations for the three months ended July 4, 2026 was $138 million, a decrease of $4 million, or 2.8%, compared to the same period in 2025. The decrease is primarily driven by $12 million from unfavorable price and mix shift, $10 million of higher restructuring expenses, $5 million of higher research and development expenses and $4 million of legal settlement costs, partially offset by $19 million from higher sales volumes and a net $7 million favorable impact from freight, duties, tariff refunds and other supply chain impacts.
Six months ended

The chart below presents Revenue and Income from operations for the six months ended July 4, 2026 and June 28, 2025.

Products and Solutions Revenue for the six months ended July 4, 2026 was $1,401 million, an increase of $86 million, or 6.5%, compared to the same period in 2025. The increase is primarily driven by a $42 million favorable impact from price and mix shift, $26 million from higher sales volumes partially attributable to incremental sales days in the year-over-year reporting period, and favorable foreign currency exchange rates of $17 million.

Products and Solutions Income from operations for the six months ended July 4, 2026 was $266 million, a decrease of $12 million, or 4.3%, compared to the same period in 2025. The decrease is primarily driven by approximately $22 million of legal settlement costs, $17 million of higher restructuring expenses, and $14 million of higher research and development expenses. The decrease was partially offset by $13 million from higher sales volumes, $10 million from favorable price and mix shift, and a net $17 million favorable impact from lower manufacturing costs, supply chain efficiencies, and tariff refunds.

ADI Global Distribution

Three months ended

The chart below presents Revenue and Income from operations for the three months ended July 4, 2026 and June 28, 2025.

ADI Global Distribution Revenue for the three months ended July 4, 2026 was $1,286 million, an increase of $9 million, or 0.7%, compared to the same period in 2025. The increase was primarily driven by $35 million from favorable price and mix shift, and $3 million from favorable foreign currency exchange rates, partially offset by lower sales volumes of $31 million.

ADI Global Distribution Income from operations for the three months ended July 4, 2026 was $64 million, a decrease of $7 million, or 9.9%, compared to the same period in 2025. The decrease was primarily driven by higher selling, general and administrative expenses of $8 million, lower sales volumes of $7 million, unfavorable price and mix shift of $5 million, higher restructuring expenses of $4 million, and higher research and development costs of $2 million. The decrease was partially offset by $20 million of tariff refunds.

Six months ended

The chart below presents Revenue and Income from operations for the six months ended July 4, 2026 and June 28, 2025.

ADI Global Distribution Revenue for the six months ended July 4, 2026 was $2,492 million, an increase of $94 million, or 3.9%, compared to the same period in 2025. The increase was primarily driven by $77 million from favorable price and mix shift, and favorable foreign currency exchange rates of $18 million.

ADI Global Distribution Income from operations for the six months ended July 4, 2026 was $98 million, a decrease of $7 million, or 6.7%, compared to the same period in 2025. The decrease was primarily driven by an increase in selling, general and administrative expenses of $21 million, higher freight and duty costs of $8 million, and higher research and development expenses of $6 million. The decrease was partially offset by $20 million of tariff refunds, $4 million from favorable price and mix shift, and lower accrued bonus of $3 million.

Corporate

Three months ended

Corporate costs for the three months ended July 4, 2026 were $71 million, an increase of $35 million, or 97.2%, compared to the same period in 2025. The increase was primarily driven by business separation costs of $31 million incurred in connection with the ADI Spin-Off and included third‑party advisory, consulting, legal, and other incremental separation‑related costs, as well as $5 million of debt related restructuring and extinguishment costs.

Six months ended

Corporate costs for the six months ended July 4, 2026 were $131 million, an increase of $61 million, or 87.1%, compared to the same period in 2025. The increase was primarily driven by business separation costs of $55 million incurred in connection with the ADI Spin-Off and included third‑party advisory, consulting, legal, and other incremental separation‑related costs, as well as $5 million of debt related restructuring and extinguishment costs.

Liquidity and Capital Resources

As of July 4, 2026, we had $549 million of cash and cash equivalents, of which 46% were held by foreign subsidiaries. Additionally, we have $400 million of restricted cash proceeds from the ADIG notes offering that were deposited into a separate escrow account. The net proceeds were released to ADIG upon consummation of the ADI Spin-Off and satisfaction of the escrow release conditions. Our liquidity is primarily dependent on our ability to continue to generate positive cash flows from operations, supplemented by external sources of capital as needed. Additional liquidity may also be provided through access to the capital markets and our senior secured revolving credit facility in an aggregate principal amount of $500 million.

We entered into a definitive agreement with Honeywell to terminate the Tax Matters Agreement, which resulted in a pre-tax, one-time payment of approximately $12 million to Honeywell in June 2026. Refer to Note 14. Commitments and Contingencies of the Notes to the Unaudited Condensed Consolidated Financial Statements for further discussion.

Liquidity

Our future capital requirements will depend on many factors, including acquisition or strategic transactions we may enter into, the rate of sales growth, market acceptance of our products, the timing and extent of research and development projects, potential acquisitions of companies or technologies, and the expansion of our sales and marketing activities. While we may elect to seek additional funding at any time, we believe our existing cash, cash equivalents, and availability under our credit facilities are sufficient to meet our capital requirements for the foreseeable future.

We may from time to time take steps to reduce our debt or otherwise improve our financial position. These actions could include prepayments, open market debt repurchases, negotiated repurchases, other redemptions or retirements of outstanding debt, opportunistic refinancing of debt, raising additional capital and equity, or divesting certain assets. The amount of prepayments or the amount of debt that may be refinanced, repurchased, or otherwise retired, if any, will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants, and other considerations.

Second A&R Credit Agreement, Senior Unsecured Notes and Credit Agreement of ADIG

On June 4, 2026, we amended our A&R Credit Agreement in order to facilitate the ADI Spin-Off and extend the revolver for a new 5-year term, now due 2031 (the “Second A&R Credit Agreement”). Following the amendment, our Second A&R Credit Agreement continues to provide an important source of liquidity and financial flexibility, subject to the terms, conditions and covenants contained therein.

As of July 4, 2026, we had $3,622 million of gross long-term debt outstanding, including $2,322 million outstanding under our Second A&R Credit Agreement, $300 million 4.000% Senior Notes due 2029, $600 million 6.500% Senior Notes due 2032, and $400 million 7.125% Senior Notes due 2034 that transferred to ADIG upon completion of the ADI Spin-Off on August 3, 2026. We have $18 million in outstanding debt due in the next twelve months, and $44 million of unamortized deferred financing costs. There were no outstanding borrowings and no letters of credit issued under the A&R Revolving Credit Facility as of July 4, 2026.

The 4.000% Senior Notes due 2029 and the 6.500% Senior Notes due 2032 are senior unsecured obligations of Resideo guaranteed by Resideo’s existing and future domestic subsidiaries and rank equally with all of Resideo’s senior unsecured debt.

The 7.125% Senior Notes due 2034 were issued on June 30, 2026 in connection with the anticipated ADI Spin-Off. The gross proceeds from the offering were deposited into a segregated escrow account pending satisfaction of the applicable escrow release conditions and consummation of the ADI Spin-Off. As of July 4, 2026, the proceeds from the offering were included in Restricted cash on our Unaudited Condensed Consolidated Balance Sheets. The net proceeds were released from escrow to ADIG upon consummation of the ADI Spin-Off and satisfaction of the escrow release conditions.

We have also entered into certain interest rate swaps based on Term SOFR. These interest rate swaps effectively convert a portion of our variable-rate debt to fixed rate debt.

As of July 4, 2026, we were in compliance with all covenants related to the Second A&R Credit Agreement, Senior Notes due 2029, Senior Notes due 2032, and Senior Notes due 2034.

On July 1, 2026, ADIG entered into a senior secured Credit Agreement that provides for $600 million of term loans and a $500 million revolving credit facility. The Credit Agreement became effective on the ADI Spin-Off date. The net proceeds from the issuance of the senior notes and borrowings under the term loan facility were used in part to fund a one-time cash dividend of $900 million to Resideo. We used the proceeds received from ADIG to repay in full $518 million of senior secured term loans that were to mature in February 2028 and to repay $382 million of senior secured term loans maturing in June 2031. In connection with the ADI Spin-Off, we expect by the end of the third quarter to make an additional repayment of approximately $200 million under our A&R Term B Facility following the completion of the post-closing cash adjustment contemplated by the separation and distribution agreement.

Refer to Note 11. Long-Term Debt and Note 12. Fair Value of the Notes to the Unaudited Condensed Consolidated Financial Statements for a description of our debt obligations and the timing of future principal and interest payments, including impacts from our interest rate derivatives.

Common Share Repurchase Program

In August 2023, we announced that our Board of Directors authorized a share repurchase program for the repurchase of up to $150 million of our common stock over an unlimited time period. During the three and six months ended July 4, 2026, there were no common share repurchases. As of July 4, 2026, we had approximately $108 million of authorized repurchases remaining under the Share Repurchase Program.

Cash Flow Summary for the Six Months Ended July 4, 2026 and June 28, 2025

Our cash flows from operating, investing, and financing activities for the six months ended July 4, 2026 and June 28, 2025, as reflected on the Unaudited Condensed Consolidated Financial Statements, are summarized as follows:

	Six Months Ended
(in millions)	July 4, 2026	June 28, 2025	$ change
Cash provided by (used for):
Operating activities	$3	$135	$(132)
Investing activities	(55)	(51)	(4)
Financing activities	342	(33)	375
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(3)	10	(13)
Net increase in cash, cash equivalents and restricted cash	$287	$61	$226

Net cash provided by operating activities for the six months ended July 4, 2026 was $3 million, compared to $135 million in the same period in 2025. The $132 million decrease in cash provided by operating activities was primarily driven by a $1,146 million unfavorable change in working capital, partially offset by increased net income of $954 million and higher non-cash adjustments of $60 million. The unfavorable change in working capital is primarily related to the $902 million termination of the Indemnification liability, $123 million cash paid for previously accrued liabilities, $64 million from accounts receivable related to increased sales and timing, and $49 million from higher inventory levels to support the business. The favorable non-cash adjustment related primarily to a $39 million increase in Deferred income taxes related to the settlement of the Tax Matters Agreement, and $22 million of higher restructuring expenses related to the transformation of the business.

Net cash used for investing activities for the six months ended July 4, 2026 was $55 million, compared to a $51 million use of cash for investing activities in the same period in 2025. The greater use of cash in the current period was due to a $14 million increase in capital expenditures in 2026 to enhance our operations, partially offset by a $10 million source of cash from other investing activities in the current year, consisting primarily of proceeds from asset sales.

Net cash provided by financing activities for the six months ended July 4, 2026 was $342 million, compared to a $33 million use of cash for financing activities in the same period in 2025. The $375 million increase in cash provided in the current period was driven primarily by $400 million of proceeds from the Senior Notes due 2034. These proceeds are included in Restricted cash on our Unaudited Condensed Consolidated Balance Sheets and were released to ADIG upon consummation of the ADI Spin-Off and satisfaction of the escrow release conditions. This is partially offset by an increase of $17 million in cash used to acquire treasury stock in connection with stock award withholdings a $7 million increase in long-term debt repayments in 2026 as compared to the same period in 2025.

Contractual Obligations and Probable Liability Payments

In addition to our long-term debt discussed above, our material cash requirements include the following contractual obligations.

Environmental Liability

We make environmental liability payments for sites which we own and operate. As of July 4, 2026, a liability of $22 million was deemed probable and reasonably estimable.

Operating Lease

We have operating lease arrangements for the majority of our branches, distribution centers, manufacturing sites, offices, engineering, lab, storage sites, automobiles, and certain equipment. As of July 4, 2026, we had operating lease payment obligations of $327 million, with $59 million payable within 12 months.

Other Matters

Litigation, Environmental Matters, and the Indemnification Agreement

Refer to Note 14. Commitments and Contingencies of the Notes to the Unaudited Condensed Consolidated Financial Statements for further discussion.

Recent Accounting Pronouncements

Refer to Note 2. Summary of Significant Accounting Policies of the Notes to the Unaudited Condensed Consolidated Financial Statements for further discussion.

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

Interest Rate Risk

As of July 4, 2026, we have interest rate swaps with a notional value of $140 million that effectively convert a portion of our variable-rate debt obligations that are based on Term SOFR (subject to a minimum rate of 0.39% per annum) to a fixed weighted average rate of 2.23% over the remaining terms.

As of July 4, 2026, an increase in interest rates by 100 bps would have an approximately $22 million impact on our annual interest expense.

For more information on our interest rate derivatives, refer to Note 12. Fair Value of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

We are exposed to market risks from changes in currency exchange rates. While we primarily transact with customers and suppliers in the U.S. dollar, we also transact in foreign currencies, primarily including the British Pound, Canadian Dollar, Mexican Peso, Czech Koruna, Euro, and Indian Rupee. These exposures may impact total assets, liabilities, future earnings and/or operating cash flows. Our exposure to market risk for changes in foreign currency exchange rates emerges from transactions arising from international trade, foreign currency denominated monetary assets and liabilities, and international financing activities between subsidiaries. We rely primarily on natural offsets to address our exposures and may supplement this approach from time to time by entering into forward and option hedging contracts. As of July 4, 2026, we have no outstanding foreign currency hedging arrangements.

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

Our President and Chief Executive Officer, who serves as our principal executive officer and principal financial officer, with the assistance of other members of our management, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based upon such evaluation, our President and Chief Executive Officer has concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of the end of the period covered by this Quarterly Report.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended July 4, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On August 3, 2026, we completed the previously announced spin-off of our ADI Global Distribution business. The ADI Spin-Off occurred subsequent to the period covered by this Quarterly Report and, therefore, did not affect management’s evaluation of disclosure controls and procedures or changes in internal control over financial reporting as of and for the three months ended July 4, 2026.

PART II. Other Information

Item 1. Legal Proceedings.

Refer to Note 14. Commitments and Contingencies of the Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report for a discussion on legal proceedings.

Item 1A. Risk Factors.

We face a variety of risks that are inherent in our business and our industry, including operational, legal, and regulatory risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations, and historical trends. Other than as set forth below, there have been no material changes to the risk factors described in our 2025 Annual Report on Form 10-K.

The spin-off of ADI Global Distribution business will impact Resideo’s financial results and leverage.

For the six months ended July 4, 2026 and the year ended December 31, 2025 the ADI business contributed 64% of Resideo’s consolidated revenue. For the six months ended July 4, 2026 and the year ended December 31, 2025 ADI contributed 27% and 28% of Resideo’s consolidated Income from operations, respectively. Following the completion of the ADI Spin-Off on August 3, 2026, Resideo is a smaller, less diversified company that no longer benefits from the scale, revenue base, earnings and cash flows of ADI. Additionally, following the ADI Spin-Off, substantially all of Resideo’s pre-existing indebtedness remains with Resideo, while ADI’s revenue and cash flow contribution have been removed, resulting in a higher leverage profile on a standalone basis for Resideo.

In connection with the ADI Spin-Off, Resideo entered into a series of transaction agreements which will, among other things, govern the provision of critical services between ADIG and Resideo.

In connection with the ADI Spin-Off, Resideo and ADIG entered into various transaction agreements that each company will depend on following the ADI Spin-Off, including a separation agreement, transition services agreement, employee matters agreement, tax matters agreement, intellectual property matters agreement, a commercial product purchase agreement and related reorganization documents. Resideo’s business could be adversely affected if ADIG or Resideo do not perform these agreements as expected. Copies of these agreements which are deemed material have been filed by Resideo with the SEC, and a summary of the material terms of the agreements can be found in the section entitled “Certain Relationships and Related Party Transactions—Agreements with Resideo” in ADI’s Information Statement, dated July 1, 2026, which was included as Exhibit 99.1 to ADI’s Form 10 filed with the SEC on July 1, 2026. For instance, there may be instances where Resideo may rely on ADIG for certain corporate and shared services for a limited period. Even if ADIG does perform under the terms of the transition services agreement, these services may not fully meet Resideo’s needs and Resideo’s ability to change or reprice them will be limited, and, upon expiration, Resideo may be unable to replace them on comparable terms, which could increase its costs or impair service quality. Resideo is also obligated to provide certain services to ADIG during the transition period, which could divert management attention and resources from Resideo’s operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the three months ended July 4, 2026, we did not make any common share repurchases. As of July 4, 2026, we had approximately $108 million of authorized repurchases remaining under the Share Repurchase Program.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended July 4, 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The Exhibits listed below on the Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

4.1
Eighth Supplemental Indenture dated June 24, 2026, to the Senior Notes Indenture, dated August 26, 2021, relating to the Issuer's 4.000% 2029 Notes (incorporated by reference to Exhibit 4.1 to Resideo’s Form 8-K filed on June 24, 2026, File No. 001-38635)

4.2
Third Supplemental Indenture dated June 24, 2026, to the Senior Notes Indenture, dated July 17, 2024, relating to the Issuer's 6.500% 2032 Senior Notes (incorporated by reference to Exhibit 4.2 to Resideo's Form 8-K filed on June 24, 2026, File No. 001-38635)

4.3
Indenture dated June 30, 2026, by and among ADI Escrow Issuer LLC, the guarantors party thereto, and U.S. Bank Trust Company, National Association, relating to the Issuer's 7.125% 2034 Senior Notes (incorporated by reference to Exhibit 4.1 to Resideo's Form 8-K filed on July 1, 2026, File No. 001-38635)

10.1
Second Amendment and Restatement Agreement, dated as of June 4, 2026, to the Amended and Restated Credit Agreement dated as of February 12, 2021, by and among Resideo Technologies, Inc., Resideo Holding Inc., Resideo Intermediate Holding Inc., Resideo Funding Inc., the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Resideo's Form 8-K filed on June 4, 2026, File No. 001-38635)

10.2
Joinder to Second Amended and Restated Credit Agreement and Borrower Assumption, dated as of June 24, 2026, by Resideo Funding II LLC and Resideo Funding Inc. to and in favor of JPMorgan Chase Bank, N.A., as administrative agent for the lenders under the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to Resideo's Form 8-K filed on June 24, 2026, File No. 001-38635)

10.3
Credit Agreement dated as of July 1, 2026, among ADI Global Distribution Inc., as holdings, ADI Global Distribution Funding LLC, as borrower, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K filed on July 1, 2026, File No. 001-38635)

10.4	Termination and Release Agreement, dated as of June 22, 2026, by and between Honeywell International, Inc. and Resideo Technologies, Inc. (filed herewith)

10.5	Letter Agreement with Terms and Conditions of Employment with Thomas Surran, dated June 2, 2026 ‡ (filed herewith)

31
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	Inline XBRL Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
‡ Indicates management contracts or compensatory plans or agreements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Resideo Technologies, Inc.

Date: August 12, 2026	By:	/s/ Thomas Surran
Thomas Surran President and Chief Executive Officer (on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Date: August 12, 2026	By:	/s/ Jeffrey Kutz
Jeffrey Kutz Senior Vice President and Chief Accounting Officer (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)