Form 10-Q
period 2026-10-03
RESIDEO TECHNOLOGIES, INC.
filed 2026-11-10
CIK 1740332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 3, 2026 was 152,167,728 shares.

Part I. Financial Information
Item 1. Financial Statements.

Resideo Technologies, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(in millions, except par value)	October 3, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$229	$537
Accounts receivable, net	507	414
Inventory	393	318
Other current assets	110	116
Current assets of discontinued operations	—	1,973
Total current assets	1,239	3,358

Property, plant and equipment, net	336	340
Goodwill	2,026	2,036
Intangible assets, net	341	347
Other assets	198	257
Non-current assets of discontinued operations	—	2,095
Total assets	$4,140	$8,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$491	$414
Accrued liabilities	379	430
Current liabilities of discontinued operations	—	911
Total current liabilities	870	1,755

Long-term debt	2,074	3,167
Non-current obligations payable under the Honeywell Tax Matters Agreement	—	88
Other long-term liabilities	249	257
Non-current liabilities of discontinued operations	—	249
Total liabilities	3,193	5,516

COMMITMENTS AND CONTINGENCIES (Note 15)

Stockholders’ equity:
Preferred stock, $0.001 par value: 100 shares authorized, 0.35 shares issued and outstanding, and $350 liquidation preference at October 3, 2026 and 0.5 shares issued and outstanding, and $500 liquidation preference at December 31, 2025	337	482
Common stock, $0.001 par value: 700 shares authorized, 161 and 152 shares issued and outstanding at October 3, 2026, respectively, and 158 and 150 shares issued and outstanding at December 31, 2025, respectively	—	—
Additional paid-in capital	2,352	2,391
Retained (deficit) earnings	(1,413)	345
Accumulated other comprehensive loss	(146)	(157)
Treasury stock at cost	(183)	(144)
Total stockholders’ equity	947	2,917
Total liabilities and stockholders’ equity	$4,140	$8,433
Refer to accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Resideo Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Revenue	$727	$703	$2,217	$2,108
Cost of goods sold	433	419	1,325	1,270
Gross profit	294	284	892	838
Operating expenses:
Research and development expenses	37	33	110	91
Selling, general and administrative expenses	159	135	445	403
Intangible asset amortization	6	7	19	21
Restructuring, impairment and extinguishment costs	20	3	43	4
Total operating expenses	222	178	617	519
Operating income	72	106	275	319
Indemnification Agreement expense	—	—	—	972
Other expense (income), net	3	6	(80)	23
Interest expense, net	31	30	97	81
Income (loss) from continuing operations before taxes	38	70	258	(757)
Provision (benefit) for income taxes	7	(20)	88	(22)
Income (loss) from continuing operations, net of taxes	31	90	170	(735)
Income (loss) from discontinued operations, net of taxes	(9)	66	(13)	72
Net income (loss)	22	156	157	(663)
Less: preferred stock dividends	7	9	24	26
Less: undistributed income allocated to preferred stockholders	2	16	15	—
Net income (loss) available to common stockholders	$13	$131	$118	$(689)

Income (loss) from continuing operations, net of taxes	$31	$90	$170	$(735)
Less: preferred stock dividends	6	6	18	18
Less: undistributed income allocated to preferred stockholders	3	9	17	—
Income (loss) from continuing operations, net of taxes, available to common stockholders	$22	$75	$135	$(753)

Income (loss) from discontinued operations, net of taxes	$(9)	$66	$(13)	$72
Less: preferred stock dividends	1	3	6	8
Less: undistributed (loss) income allocated to preferred stockholders	(1)	7	(2)	—
Income (loss) from discontinued operations, net of taxes, available to common stockholders	$(9)	$56	$(17)	$64
Net income (loss) available to common stockholders	$13	$131	$118	$(689)

Earnings (loss) per common share:
Basic earnings (loss) per share from continuing operations	$0.14	$0.50	$0.89	$(5.05)
Basic earnings (loss) per share from discontinued operations	(0.06)	0.38	(0.11)	0.43
Basic earnings (loss) per share attributable to common shareholders	$0.08	$0.88	$0.78	$(4.62)
Diluted earnings (loss) per share from continuing operations	$0.14	$0.49	$0.88	$(5.05)
Diluted earnings (loss) per share from discontinued operations	(0.06)	0.36	(0.11)	0.43
Diluted earnings (loss) per share attributable to common shareholders	$0.08	$0.85	$0.77	$(4.62)

Weighted average common shares outstanding:
Basic	152	149	151	149
Diluted	154	154	154	149
Refer to accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Resideo Technologies, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Comprehensive income (loss):
Net income (loss)	$22	$156	$157	$(663)
Other comprehensive income (loss), net of tax:
Foreign exchange translation gain (loss)	(15)	(7)	(41)	122
Other adjustments	8	—	5	(6)
Total other comprehensive income (loss), net of tax	(7)	(7)	(36)	116
Comprehensive income (loss)	$15	$149	$121	$(547)
Refer to accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Resideo Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(in millions)	October 3, 2026	September 27, 2025
Cash Flows From Operating Activities:
Net income (loss)	$157	$(663)
Income (loss) from discontinued operations, net of taxes	(13)	72
Income (loss) from continuing operations, net of taxes	170	$(735)
Adjustments to reconcile net income (loss) from continuing operations to net cash from operating activities:
Depreciation and amortization	64	60
Restructuring, impairment and extinguishment costs	43	4
Stock-based compensation expense	30	30
Deferred income taxes	44	(26)
Other, net	—	(2)
Changes in assets and liabilities:
Accounts receivable, net	(102)	(9)
Inventory	(80)	(9)
Other current assets	5	(14)
Accounts payable	75	(30)
Accrued liabilities	(53)	(9)
Non-current obligations payable under the Honeywell Tax Matters Agreement	(88)	—
Non-current obligations payable under the Indemnification Agreement	—	(723)
Other non-current, net	3	7
Net cash provided by (used in) continuing operations operating activities	111	(1,456)
Net cash (used in) provided by discontinued operations operating activities	(107)	20
Net cash provided by (used in) operating activities	4	(1,436)
Cash Flows From Investing Activities:
Capital expenditures	(62)	(43)
Other investing activities, net	10	—
Net cash used in continuing operations investing activities	(52)	(43)
Net cash used in discontinued operations investing activities	(30)	(36)
Net cash used in investing activities	(82)	(79)
Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	—	1,198
Repayments of long-term debt	(1,109)	(3)
Payments of debt facility issuance and modification costs	—	(23)
Acquisition of treasury stock to cover stock award tax withholding	(39)	—
Preferred stock dividend payments	(20)	(18)
Cash dividend received from ADI in connection with the ADI Spin-Off	900	—
Cash paid to ADI in connection with the ADI Spin-Off	(20)	—
Other financing activities, net	3	13
Net cash (used in) provided by continuing operations financing activities	(285)	1,167
Net cash used in discontinued operations financing activities	(60)	(8)
Net cash (used in) provided by financing activities	(345)	1,159
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(9)	9
Net decrease in cash, cash equivalents and restricted cash	(432)	(347)
Cash, cash equivalents and restricted cash at beginning of period	662	693
Less: cash, cash equivalents and restricted cash of discontinued operations	—	93
Cash, cash equivalents and restricted cash of continuing operations at end of period	$230	$253
Refer to accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Resideo Technologies, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
Fiscal Quarters

	Preferred Stock		Common Stock					Treasury Stock
(in millions, except shares in thousands)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Shares	Amount	Total Stockholders’ Equity
Balance at July 5, 2026	500	$482	151,514	$—	$2,424	$463	$(186)	8,634	$(177)	$3,006
Net income	—	—	—	—	—	22	—	—	—	22
Other comprehensive loss, net of tax	—	—	—	—	—	—	(7)	—	—	(7)
Common stock issuance, net of shares withheld for taxes	—	—	585	—	3	—	—	194	(6)	(3)
Stock-based compensation expense	—	—	—	—	10	—	—	—	—	10
Preferred stock dividend	—	—	—	—	—	(7)	—	—	—	(7)
Spin-Off of ADI Global Distribution (1)	(150)	(145)	—	—	(85)	(1,891)	47	—	—	(2,074)
Balance at October 3, 2026	350	$337	152,099	$—	$2,352	$(1,413)	$(146)	8,828	$(183)	$947

Balance at June 29, 2025	500	$482	148,638	$—	$2,349	$71	$(161)	7,180	$(127)	$2,614
Net income	—	—	—	—	—	156	—	—	—	156
Other comprehensive loss, net of tax	—	—	—	—	—	—	(7)	—	—	(7)
Common stock issuance, net of shares withheld for taxes	—	—	998	—	12	—	—	330	(9)	3
Stock-based compensation expense	—	—	—	—	14	—	—	—	—	14
Preferred stock dividend	—	—	—	—	—	(9)	—	—	—	(9)
Balance at September 27, 2025	500	$482	149,636	$—	$2,375	$218	$(168)	7,510	$(136)	$2,771
(1) This amount reflects the net reduction to stockholders’ equity associated with the distribution of ADI shares in connection with the ADI Spin-off.
Refer to accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Fiscal Year to Date Periods

	Preferred Stock		Common Stock					Treasury Stock
(in millions, except shares in thousands)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Shares	Amount	Total Stockholders’ Equity
Balance at January 1, 2026	500	$482	149,874	$—	$2,391	$345	$(157)	7,716	$(144)	$2,917
Net income	—	—	—	—	—	157	—	—	—	157
Other comprehensive loss, net of tax	—	—	—	—	—	—	(36)	—	—	(36)
Common stock issuance, net of shares withheld for taxes	—	—	2,225	—	7	—	—	1,112	(39)	(23)
Stock-based compensation expense	—	—	—	—	30	—	—	—	—	30
Preferred stock dividend	—	—	—	—	—	(24)	—	—	—	(24)
Spin-Off of ADI Global Distribution (1)	(150)	(145)	—	—	(76)	(1,891)	47	—	$—	$(2,065)
Balance at October 3, 2026	350	$337	152,099	$—	$2,352	$(1,413)	$(146)	8,828	$(183)	$947

Balance at January 1, 2025	500	$482	147,230	$—	$2,315	$907	$(284)	6,436	$(111)	$3,309
Net loss	—	—	—	—	—	(663)	—	—	—	(663)
Other comprehensive loss, net of tax	—	—	—	—	—	—	116	—	—	116
Common stock issuance, net of shares withheld for taxes	—	—	2,406	—	14	—	—	1,074	(25)	(11)
Stock-based compensation expense	—	—	—	—	46	—	—	—	—	46
Preferred stock dividend	—	—	—	—	—	(26)	—	—	—	(26)
Balance at September 27, 2025	500	$482	149,636	$—	$2,375	$218	$(168)	7,510	$(136)	$2,771

(1) This amount reflects the net reduction to stockholders’ equity associated with the distribution of ADI shares in connection with the ADI Spin-off.

Refer to accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Resideo Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Nature of Operations and Basis of Presentation

Nature of Operations

Resideo Technologies, Inc. (“Resideo”, the “Company”, “we”, “us”, or “our”) is a global building technologies company and a leading developer and manufacturer of critical control and sensing solutions for residential and commercial markets. We serve professional installers and integrators across diverse product categories, such as heating, ventilation and air conditioning controls, combustion, life safety, security and water. Our comfort and protection solutions are sold under trusted brands, such as BRK, First Alert, and Honeywell Home, and can be found in more than 150 million residential and commercial spaces globally, with tens of millions of new devices sold annually.

Basis of Consolidation and Reporting

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the Unaudited Condensed Consolidated Financial Statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the Unaudited Condensed Consolidated Financial Statements included herein contain all adjustments necessary to fairly present our financial position, results of operations, and cash flows for the periods indicated. Adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes to the Unaudited Condensed Consolidated Financial Statements. For the purpose of comparability, certain prior period amounts have been reclassified to conform to current period classification. The reclassifications had no impact on previously reported consolidated revenue and net income. Amounts presented in this Form 10-Q may not sum due to rounding.

For additional information, refer to the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”), filed with the United States Securities and Exchange Commission (the “SEC”) on February 24, 2026.

ADI Global Distribution Business Separation

On August 3, 2026, we completed the previously announced separation of our ADI Global Distribution business (the “ADI Spin-Off”), which was accomplished through the pro rata distribution of 100% of the outstanding shares of common stock of ADI Global Distribution Inc. (“ADIG”) to holders of Resideo common stock as of the close of business on July 20, 2026 (the “record date”). Resideo stockholders as of the record date received one share of ADIG common stock for every two shares of Resideo stock. Also in connection with the ADI Spin-Off, the Company received shares of ADIG’s Series A Cumulative Convertible Participating Preferred Stock (“ADIG Preferred Stock”) and exchanged them for an equal number of the Company’s Series A Cumulative Convertible Participating Preferred Stock (“Preferred Stock”) held by CD&R Channel Holdings, L.P. (the “CD&R Stockholder”), then immediately retired a portion of its outstanding Preferred Stock, resulting in a reduction in the number of preferred shares outstanding and the related liquidation preference. The transaction also resulted in amendments to the terms of the remaining Preferred Stock, including adjustments to the conversion price designed to preserve the holders' ownership interests immediately following the Spin-Off. Refer to Note 7. Stockholders’ Equity, for additional information.

Following the completion of the ADI Spin-Off, ADIG became an independent public company trading under the symbol “ADIG” on the New York Stock Exchange and Resideo retains no ownership interest in ADIG. The ADI Spin-Off is intended to qualify as a tax-free transaction for U.S. federal income tax purposes.

The ADI Spin-Off represented a strategic shift that had a major effect on Resideo’s operations and financial results. Accordingly, the criteria for reporting ADIG as a discontinued operation were met upon completion of the ADI Spin-Off. As a result, the historical results of ADIG are presented as discontinued operations in the accompanying Unaudited Condensed Consolidated Financial Statements. Prior period amounts have been recast to reflect the discontinued operations presentation. The recast did not affect previously reported consolidated net income or shareholders’ equity. In addition, revenue that was previously accounted for on an intercompany basis has been adjusted to reflect ADIG as an external customer. Refer to Note 3. Discontinued Operations for further discussion.

Resideo Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Business separation costs incurred during the three and nine months ended October 3, 2026 and September 27, 2025 include third‑party advisory, consulting, legal, and other incremental separation‑related costs incurred in connection with the ADI Spin-Off. Business separation costs incurred prior to and through the ADI Spin-Off date of August 3, 2026 are included in Income (loss) from discontinued operations, net of taxes, and totaled $9 million and $64 million for the three and nine months ended October 3, 2026, respectively, and $4 million for the three and nine months ended September 27, 2025. Business separation costs incurred subsequent to the ADI Spin-Off date totaled $30 million for the three and nine months ended October 3, 2026 and are presented within Selling, general, and administrative expenses within Income (loss) from continuing operations, net of taxes.

In connection with the ADI Spin-Off, we have entered into a separation and distribution agreement and certain ancillary agreements with ADIG that provide a framework for the relationship between the parties going forward, including, among others, a transition services agreement, a tax matters agreement, a commercial products purchase agreement (“CPPA”), an employee matters agreement and an intellectual property matters agreement. Under the CPPA, we will sell certain security and safety products to ADIG for a period of two years, with ADIG subject to minimum purchase commitments. Sales to ADIG are on an arms-length basis and include a margin guarantee for certain products that is accounted for as a form of variable consideration. Subsequent to the ADI Spin-Off date, sales to ADIG were approximately $30 million in the quarter ended October 3, 2026. For the three and nine months ended October 3, 2026, income related to the transition services agreement with ADIG was not material.

In connection with the ADI Spin-Off, we reassessed the manner in which our Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), assesses performance and allocates resources. Following the ADI Spin-Off, the Company manages its continuing operations as a single operating and reportable segment based on our organizational structure, incentive programs and the information used by our CODM. Refer to Note 4. Segment Financial Data for additional information.

Unless otherwise noted, the accompanying Notes to the Condensed Consolidated Financial Statements refer to the Company’s continuing operations only.

Reporting Period

We report financial information on a fiscal quarter basis using a modified four-four-five week calendar. While our fiscal year begins on January 1 and ends on December 31, we have elected the first, second, and third quarters to end on a Saturday in order to minimize disruption to business processes. The effects of this election are generally not significant to reported results for any quarter and only exist within a reporting year.

Note 2. Summary of Significant Accounting Policies

Our significant accounting policies are detailed in Note 2. Summary of Significant Accounting Policies of the 2025 Annual Report on Form 10-K. There have been no significant changes to these policies that have had a material impact on the Unaudited Condensed Consolidated Financial Statements and the accompanying disclosure notes for the three and nine months ended October 3, 2026. We consider the following policies in the preparation of our Unaudited Condensed Consolidated Financial Statements and the uncertainties that could impact our financial condition, results of operations and cash flows.

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

Resideo Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
December 15, 2027. We are currently assessing the impact of adoption to our Condensed Consolidated Financial Statements and related disclosures.

Note 3. Discontinued Operations

On August 3, 2026, we completed the ADI Spin-Off. As discussed in Note 1. Nature of Operations and Basis of Presentation, the ADI business is presented as a discontinued operation in the Company’s Unaudited Condensed Consolidated Financial Statements for all periods presented.

The following table presents the major line items that comprise assets and liabilities of discontinued operations that are presented on the Unaudited Condensed Consolidated Balance Sheet:

(in millions)	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$124
Accounts receivable, net	659
Inventory	1,036
Other current assets	154
Total current assets	1,973
Property, plant and equipment, net	107
Goodwill	1,064
Intangible assets, net	744
Other assets	180
Total non-current assets	2,095
Total assets	$4,068

LIABILITIES
Current liabilities:
Accounts payable	$717
Accrued liabilities	194
Total current liabilities	911
Other long-term liabilities	249
Total non-current liabilities	249
Total liabilities	$1,160

Resideo Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents the major line items that comprise Income (loss) from discontinued operations, net of taxes presented within the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Revenue	$396	$1,161	$2,799	$3,469
Cost of goods sold	314	889	2,169	2,671
Gross profit	82	272	630	798
Operating expenses:
Research and development expenses	3	11	26	29
Selling, general and administrative expenses	63	185	449	542
Intangible asset amortization	8	24	57	70
Restructuring, impairment and extinguishment costs	—	—	5	5
Business separation costs	9	4	64	4
Total operating expenses	83	224	601	650
Operating income (loss) from discontinued operations	(1)	48	$29	148
Other expense (income), net	4	1	6	(1)
Interest expense, net (1)	6	7	33	5
Income (loss) from discontinued operations before taxes	(11)	40	(10)	144
Provision (benefit) for income taxes	(2)	(26)	3	72
Income (loss) from discontinued operations, net of taxes	(9)	66	(13)	72
(1) Resideo allocated interest expense to discontinued operations associated with debt required to be repaid in connection with the ADI Spin-Off. Refer to Note 12. Long-Term Debt for further discussion.

During the second quarter of 2026, we approved amendments to freeze all future benefit accruals under our U.S. qualified defined benefit pension plan (the “Pension Plan”) and our U.S. non-qualified supplemental pension plan (the “SERP” and, together, the “Plans”). In connection with the plan freeze, participants on June 30, 2026 received a full year of service credit and recognized pay for 2026. The effect of these amendments are reflected within discontinued operations and resulted in an immaterial curtailment for the three and nine months ended October 3, 2026 because active participants will no longer accrue additional benefits for future service and compensation after June 30, 2026, the amendment date.

During the second quarter of 2026, the Company amended its credit agreement, in part, to facilitate the ADI Spin-Off. In addition, ADIG completed a $400 million debt offering and entered into a separate credit agreement, both of which were used as part of the financing of the ADI Spin-Off. The net proceeds from the $400 million debt offering were deposited into a segregated escrow account pending satisfaction of the conditions precedent to the ADI Spin-Off. Upon consummation of the ADI Spin-Off, the funds were released to ADIG and the related debt obligation was conveyed to ADIG upon the Spin-Off date. The debt offering proceeds, together with borrowings under ADIG’s credit agreement upon the Spin-Off date were used in part to fund a one-time cash dividend of $900 million from ADIG to Resideo, which was used by the Company to repay a portion of its outstanding borrowings. Refer to Note 12. Long-Term Debt for further discussion.

Note 4. Segment Financial Data

Operating segments are defined by Accounting Standards Codification 280, Segment Reporting, as components of an entity for which separate financial information is available and regularly reviewed by the CODM for purposes of making operating decisions, allocating resources, and assessing performance. The Company’s Chief Executive Officer is the CODM.

Resideo Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In connection with the ADI Spin-Off completed on August 3, 2026, the Company realigned its organizational reporting structure consistent with the manner in which the CODM assesses performance and allocates resources. Following this realignment, the Company manages its continuing operations as one operating and reportable segment.

The CODM uses Income from continuing operations, net of taxes as the primary measure of segment performance in assessing results, allocating resources, and making operating and investing decisions predominantly through the annual budget and forecasting process and monthly results reviews, which include variance analyses against the forecast, the budget, and the prior year because it reflects the underlying business performance and provides the CODM with a basis for making resource allocation decisions. The CODM also uses income from continuing operations, net of taxes to monitor budget versus actual results, for assessing performance of the segment and as a component in determining management’s compensation.

The significant expenses regularly reviewed by the CODM are consistent with those reported on our condensed consolidated statement of operations and expenses are not regularly reviewed on a more disaggregated basis for assessing segment performance and deciding how to allocate resources. The CODM does not regularly review asset information in allocating resources or assessing performance. Accordingly, no measure of segment assets are disclosed. Capital expenditures for the Company’s reportable segment are reviewed by the CODM.

The accounting policies used to derive segment results are substantially the same as those used in preparing the Unaudited Condensed Consolidated Financial Statements. Since we operate as one segment, segment revenue, cost of goods sold, operating expenses, and cash paid for capital expenditures are the same as presented in the unaudited financial statements.

Note 5. Revenue Recognition

During the third quarter of 2026, as a result of the ADI Spin-Off, the Company revised its disaggregation of revenue disclosures to include revenue by sales channel in addition to revenue by product grouping. The Company determined that the revised presentation better depicts the manner in which economic factors affect the nature, amount, timing, and uncertainty of the Company’s revenue and cash flows following the ADI Spin-Off.

	Three Months Ended		Nine Months Ended
(in millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Revenue by Product Grouping
Air	$211	$199	$643	$639
Safety	187	165	551	480
Combustion	144	139	437	410
Security	72	72	215	214
Water	80	78	244	230
OEM Security	33	50	127	135
Total Revenue	$727	$703	$2,217	$2,108

Revenue by Sales Channel
Distribution	$428	$416	$1,297	$1,283
Retail	139	121	394	331
OEM Combustion	127	116	399	359
OEM Security	33	50	127	135
Total Revenue	$727	$703	$2,217	$2,108

Revenue from continuing operations has been recast to reflect previously eliminated intercompany sales that occurred between Resideo and ADIG as third-party sales in the same period. Sales to ADIG included in the Unaudited Condensed Consolidated Statements of Operations were $43 million and $126 million for the three and nine months ended October 3, 2026, and $39 million and $133 million for the three and nine months ended September 27, 2025.

Resideo Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 6. Restructuring Expenses

During 2025 and 2026, we initiated restructuring actions including selected site closures and workforce optimization initiatives. These initiatives are intended to better align our cost structure with our strategic objectives, improve operating efficiency, and optimize our manufacturing and operating footprint. These actions include consolidation and rationalization of certain manufacturing and operating sites, as well as other cost reduction actions across our Company. The workforce optimization initiatives include costs associated with workforce reductions to streamline functions, reduce organizational complexity, and align resources with expected business needs. In addition, we executed on our capital strategy initiatives.

We expect to fully execute on our restructuring programs over the next 18 months. The estimated costs associated with the remaining actions are not expected to be material. We may incur additional restructuring expenses associated with these plans or new plans in the future.

For the three and nine months ended October 3, 2026, we incurred restructuring expenses of $7 million and $29 million, respectively, as well as impairment and debt extinguishment costs of $13 million and $14 million, respectively. For the three and nine months ended September 27, 2025, we incurred restructuring expenses of $2 million and $3 million, respectively, as well as $1 million of debt extinguishment costs in each period.

The following table summarizes information concerning recorded obligations for our restructuring programs included within Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets. Impairment and debt extinguishment costs are excluded from the table because they do not represent obligations recorded within Accrued liabilities.

	Nine Months Ended	Twelve Months Ended
(in millions)	October 3, 2026	December 31, 2025
Beginning of period	$17	$22
Charges	29	7
Usage	(18)	(12)
End of period	$28	$17

Note 7. Stockholders’ Equity

Share Repurchase Program

On August 3, 2023, we announced that our Board of Directors authorized a share repurchase program for the repurchase of up to $150 million of our common stock over an unlimited time period (the “Share Repurchase Program”). During the three and nine months ended October 3, 2026 and September 27, 2025, there were no common share repurchases. As of October 3, 2026, approximately $108 million remained available for share repurchases under the Share Repurchase Program.

Preferred Stock

On June 14, 2024, we issued 500,000 shares of Preferred Stock to the CD&R Stockholder for an aggregate purchase price of $500 million pursuant to an investment agreement dated April 14, 2024.

On August 3, 2026, in connection with the ADI Spin-Off, we received 150,000 shares of ADIG Preferred Stock as partial consideration for the transfer and contribution of assets and liabilities to ADIG and its subsidiaries. Pursuant to an Exchange Agreement, we concurrently exchanged these shares for an equal number of the Company’s Preferred Stock held by the CD&R Stockholder and one of ADI’s directors, then immediately retired the shares received in the exchange. As a result, immediately following the ADI Spin-Off and as of October 3, 2026, 350,000 shares of the Company’s Preferred Stock remained outstanding and the aggregate liquidation preference was reduced from $500 million to $350 million and the conversion price was reduced from $26.92 to $18.84, such that holders have an if-converted ownership that reflects the pre-spin ownership percentage. In connection with the exchange, the Certificate of Designations of the Company’s Preferred Stock was amended and restated to, among other things, reduce the authorized shares to 350,000, adjust the

Resideo Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
initial conversion price, and modify the timing of our optional conversion and redemption rights by extending the option to exercise through August 3, 2028.

Note 8. Stock-Based Compensation

The following table summarizes awards granted during the relevant periods:

	Nine Months Ended October 3, 2026		Nine Months Ended September 27, 2025
(in thousands, except per share data)	Number of Stock Units Granted	Weighted Average Grant Date Fair Value Per Share	Number of Stock Units Granted	Weighted Average Grant Date Fair Value Per Share
Restricted Stock Units (“RSUs”) (1)	1,341	$29.66	2,263	$22.24
Performance Stock Units (“PSUs”) (2)	171	$34.29	237	$25.56
(1) Includes 410 thousand RSUs and 470 thousand RSUs granted at a weighted average grant date fair value of $35.78 and $22.78 to ADI employees during the nine months ended October 3, 2026 and September 27, 2025, respectively, that were exchanged for ADIG awards in connection with the ADI Spin-off on August 3, 2026.
(2) Includes PSUs at target payout. Final common shares issued may be different based upon the actual achievement against the performance measure target. Also includes 79 thousand PSUs and 131 thousand PSUs granted at a weighted average grant date fair value of $43.03 and $25.56 to ADI employees during the nine months ended October 3, 2026 and September 27, 2025, respectively, that were exchanged for ADIG awards in connection with the ADI Spin-off on August 3, 2026.

In connection with the ADI Spin-Off, the Company adjusted the number of stock options, RSUs, PSUs and the aggregate number of reserved common shares pursuant to existing anti-dilution provisions in its 2018 Stock Incentive Plan (as amended and restated), 2018 Stock Plan for Non-Employee Directors, and Employee Stock Purchase Plan, as applicable, to preserve the economic value of such awards immediately before and after the separation. The adjusted number of shares underlying awards (and the exercise price of stock options) was based on the conversion ratio of Resideo’s New York Stock Exchange (“NYSE”) volume weighted-average closing stock price on July 31 (the last trading day before the separation) to the NYSE volume weighted-average stock price on the two trading days following the separation, or 0.765. The outstanding awards will continue to vest over the original vesting period defined at the grant date. The adjustments resulted in an immaterial incremental compensation cost that will be recognized over the remaining requisite service period.

In relation to members of the Board of Directors who left the Resideo Board of Directors and joined the ADIG Board of Directors, their unvested RSUs and other unvested awards of the Company were replaced with equity awards in ADIG following the separation. The exchange of the awards was treated as a modification pursuant to ASC 718 Compensation, Stock Compensation (“ASC 718”). Outstanding and unvested awards held by members of the Board of Directors of Resideo who remained with Resideo were adjusted as set forth above. Outstanding and vested deferred RSUs held by members of the Board of Directors, regardless of which company they provided services to following the ADI Spin-Off date, were treated in the same way as shares of common stock held by our stockholders; namely, for each such award, a director received vested deferred RSUs in ADIG, generally subject to the same terms as the original Resideo vested deferred RSU.

In connection with the ADI Spin-Off, certain employees of the Company transferred to ADIG. On the date of the ADI Spin-Off, all unvested Company equity awards held by those employees were replaced with equity awards in ADIG. The exchange of the awards was treated as a modification pursuant to ASC 718. The Company recognized stock-based compensation expense for these awards through the ADI Spin-Off date.

For the three and nine months ended October 3, 2026, Stock-based compensation expense was $10 million and $30 million, respectively. For the three and nine months ended September 27, 2025, stock-based compensation expense was $10 million and $31 million, respectively. Stock-based compensation expense is included in either Selling, general and administrative expenses or Restructuring expenses in the Unaudited Condensed Consolidated Statements of Operations based on the nature of the expense.

Resideo Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 9. Inventory

The following table summarizes the details of our inventory:

(in millions)	October 3, 2026	December 31, 2025
Raw materials	$169	$150
Work in process	17	16
Finished products	207	152
Total inventory	$393	$318

Note 10. Goodwill and Intangible Assets, net

Our Goodwill balance and changes in carrying value were as follows:

(in millions)	Goodwill
Balance as of December 31, 2025	$2,036
Adjustments	(1)
Impact of foreign currency translation	(9)
Balance as of October 3, 2026	$2,026

The following table summarizes the net carrying amount of Intangible assets:

(in millions)	October 3, 2026	December 31, 2025
Intangible assets subject to amortization	$161	$167
Indefinite-lived intangible assets	180	180
Total intangible assets	$341	$347

Intangible assets subject to amortization consisted of the following:

	October 3, 2026			December 31, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$233	$(121)	$112	$237	$(113)	$124
Patents and technology	60	(39)	21	60	(35)	25
Software	160	(132)	28	147	(129)	18
Trademarks	7	(7)	—	5	(5)	—
Intangible assets subject to amortization	$460	$(299)	$161	$449	$(282)	$167

For the three and nine months ended October 3, 2026, Intangible asset amortization expense was $6 million and $19 million, respectively. For the three and nine months ended September 27, 2025, Intangible asset amortization expense was $7 million and $21 million, respectively.

Resideo Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 11. Leases

The following table summarizes operating lease costs:

	Three Months Ended		Nine Months Ended
(in millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Operating lease costs:
Selling, general and administrative expenses	$4	$4	$13	$11
Cost of goods sold	4	4	13	14
Total operating lease costs (1)	$8	$8	$26	$25
(1) Total operating lease costs include variable lease costs of $1 million and $4 million for the three and nine months ended October 3, 2026, respectively, $1 million and $3 million for the three and nine months ended September 27, 2025, respectively.

The following table summarizes the carrying amounts of our operating lease assets and liabilities:

(in millions)	Financial Statement Line Item	October 3, 2026	December 31, 2025
Operating lease assets	Other assets	$78	$91
Operating lease liabilities - current	Accrued liabilities	$21	$20
Operating lease liabilities - non-current	Other liabilities	$64	$80

The following table summarizes supplemental cash flow information related to operating leases:

	Nine Months Ended
(in millions)	October 3, 2026	September 27, 2025
Cash paid for operating lease liabilities	$18	$12
Non-cash activities: operating lease assets obtained in exchange for new operating lease liabilities	$2	$21

Note 12. Long-Term Debt

Long-term debt is comprised of the following:

(in millions)	October 3, 2026	December 31, 2025
4.000% Senior Notes due 2029	$300	$300
6.500% Senior Notes due 2032	600	600
Variable rate A&R Term B Facility	1,218	2,331
Gross long-term debt	2,118	3,231
Less: current portion of long-term debt (1)	(12)	(18)
Less: unamortized deferred financing costs	(32)	(46)
Total long-term debt	$2,074	$3,167
(1) Included within Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheets.

A&R Credit Agreement

In 2021, we entered into a credit agreement with JPMorgan Chase Bank N.A. as administrative agent (the “A&R Credit Agreement”), which was most recently amended on June 4, 2026 (as amended, the “Second A&R Credit Agreement”) in order to facilitate the ADI Spin-Off, as well as extend the revolver maturity to 2031. We evaluated the amendment under Accounting Standards Codification 470-50, Debt Modifications and Extinguishments, and accounted for the amendment as a debt modification, except for certain lender positions that were accounted for as debt extinguishments.

Resideo Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Under the Second A&R Credit Agreement and A&R Credit Agreement, the Company had certain senior secured term loans outstanding as of October 3, 2026 and December 31, 2025 (together, the “A&R Term B Facility”). Upon consummation of the ADI Spin-Off on August 3, 2026, a one-time cash dividend of $900 million was made from ADIG to Resideo. The proceeds received from ADIG were used to repay in full $518 million of senior secured term loans that were to mature in February 2028 and to repay in part $382 million of senior secured term loans maturing in June 2031. On October 2, 2026, we made an additional repayment of $200 million of senior secured term loans maturing in June 2031 following the completion of the post-closing cash adjustment contemplated by the separation and distribution agreement. The remaining principal on the A&R Term B Facility includes $6 million of senior secured term loans maturing in June 2031, and $1,212 million of senior secured term loans maturing in August 2032. Voluntary prepayment may be made at any time without premium or penalty, subject to customary breakage costs for certain borrowings indexed to the Secured Overnight Financing Rate (“SOFR”). The Second A&R Credit Agreement also contains customary mandatory prepayment provisions upon the occurrence of specified events.

Borrowings under the Second A&R Credit Agreement are subject to an interest rate, at the Company’s option, of either (a) a base rate equal to the highest of the Prime Rate, the Federal Funds Effective Rate (or the Overnight Bank Funding Rate), plus 0.5%, and the one month SOFR rate, plus 1%, or (b) the SOFR rate plus the applicable margin, which shall not be less than zero.

As of October 3, 2026 and December 31, 2025, the weighted average interest rate on the A&R Term B Facility, excluding the impact of the interest rate swaps, was 6.20% and 5.76%, respectively.

Under the Second A&R Credit Agreement, we entered into a new senior secured revolving credit facility, which refinanced in full the existing senior secured revolving credit facility and provides for commitments in an aggregate principal amount of $500 million and a five-year term ending in June 2031 (the “A&R Revolving Credit Facility”). There were no outstanding borrowings and no letters of credit issued under the A&R Revolving Credit Facility as of October 3, 2026.

In addition to paying interest on outstanding borrowings under the Second A&R Credit Agreement, the Company is subject to a quarterly commitment fee based on the unused portion of the A&R Revolving Credit Facility, ranging from 0.25% to 0.35% per annum based on the leverage ratio under the Second A&R Credit Agreement.

The Second A&R Credit Agreement includes customary affirmative and negative covenants and reporting requirements, including limitations on indebtedness, liens, investments, and other restricted transactions. As of October 3, 2026, we are in compliance with all covenants.

We have entered into certain interest rate swaps based on the Term Secured Overnight Financing Rate (“Term SOFR”) which effectively converts a portion of our variable-rate debt to fixed-rate debt. Refer to Note 13. Fair Value for further discussion.

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

Interest Paid

For the nine months ended October 3, 2026 and September 27, 2025, cash paid for interest, net of interest rate derivative receipts was $146 million and $102 million, respectively.

Note 13. Fair Value

The estimated fair value of our financial instruments held, and when applicable, issued to finance our operations, is summarized below. Certain estimates and judgments are required to develop fair value amounts. The fair value amounts shown below are not necessarily indicative of the amounts that we would realize upon disposition, nor do they indicate our

Resideo Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
intent or ability to dispose of the financial instrument. There were no material changes in the methodologies used in our valuation practices as of October 3, 2026.

The fair values of long-term debt instruments were determined using quoted market prices in inactive markets or discounted cash flows based on current observable market interest rates and therefore were classified as Level 2 measurements in the fair value hierarchy.

The following table provides a summary of the carrying amount and fair value of outstanding debt:

	October 3, 2026		December 31, 2025
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt
4.000% Senior Notes due 2029	$300	$280	$300	$291
6.500% Senior Notes due 2032	600	581	600	615
Variable rate A&R Term B Facility	1,218	1,225	2,331	2,339
Total debt	$2,118	$2,086	$3,231	$3,245
Foreign Currency Risk Management—We conduct business on a multinational basis in a wide variety of foreign currencies. We are exposed to market risks from changes in currency exchange rates. These exposures may impact future earnings and/or operating cash flows. The exposure to market risk for changes in foreign currency exchange rates arises from international trade transactions, foreign currency denominated monetary assets and liabilities, and international financing activities between subsidiaries. We rely on natural offsets to address these market risk exposures. As of October 3, 2026 and December 31, 2025, we had no foreign currency forward or option hedging contracts.

Interest Rate Risk—We have exposure to movements in interest rates associated with cash and borrowings. We may enter into various interest rate protection agreements in order to limit the impact of movements in interest rates. As of October 3, 2026 and December 31, 2025, we had interest rate swaps with a combined notional value of $140 million and $280 million, respectively. Our interest rate swaps are designated as cash flow hedges of the variability in interest payments associated with a portion of our variable-rate debt equal to the swap notional amount, effectively converting the hedged debt from a variable interest rate based on Term SOFR (subject to a floor of 0.39%) to a fixed weighted average rate of 2.23% over the remaining term to maturity in February 2027. The carrying amounts of our interest rate swaps equal their fair values since these instruments are recorded at fair value. Our interest rate swaps were assets of $1 million and $3 million at October 3, 2026 and December 31, 2025, respectively, and reported in Other current assets on the Unaudited Condensed Consolidated Balance Sheets. There was no material net activity recognized in the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) related to our interest rate swaps during the three and nine months ended October 3, 2026. Unrealized gains related to derivative instruments designated as cash flow hedges were not material for the three months ended September 27, 2025 and were $6 million for the nine months ended September 27, 2025.

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and accrued liabilities approximate fair value due to their short-term maturity.

Resideo Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 14. Accrued Liabilities

Accrued liabilities consist of the following:

(in millions)	October 3, 2026	December 31, 2025
Customer rebate reserve	95	109
Compensation, benefit and other employee-related	$83	$90
Current operating lease liability	21	20
Other (1)	180	211
Total accrued liabilities	$379	$430
(1) Other includes accruals for restructuring, freight payable, product warranty obligations, taxes payable, interest, current portion of long-term debt, legal and professional services, deferred revenue, royalties, dividends payable, litigation, sales incentives and commissions, advertising, and other reserves.

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

Environmental expenses for sites owned and operated by us are presented within Cost of goods sold for operating sites. For the three and nine months ended October 3, 2026 and September 27, 2025, environmental expenses related to these operating sites were not material. Liabilities for environmental costs were $22 million at October 3, 2026 and December 31, 2025.

Obligations Payable Under the Indemnification Agreement and Honeywell Tax Matters Agreement

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

On July 30, 2025, we entered into a definitive agreement with Honeywell to terminate the Indemnification Agreement (the “Termination Agreement”). We paid our regularly scheduled payment of $35 million each in the first, second, and third quarters of 2025, and subject to the terms and conditions of the Termination Agreement, we made a pre-tax, one-time cash payment of $1,590 million to Honeywell in August 2025 (the “Closing”). Proceeds from the incremental term loans issued under the A&R Credit Agreement in August 2025, together with a portion of our cash on hand, were utilized to fund the payment required under the Termination Agreement. Upon completion of the pre-tax, one-time cash payment, the Indemnification Agreement was fully terminated. We are no longer required to make any further payments to Honeywell under the Indemnification Agreement, and the associated affirmative and negative covenants no longer apply. As a result, the liability in connection with the Indemnification Agreement was fully repaid and is not presented on the Unaudited Condensed Consolidated Balance Sheets. No expense was incurred or recognized related to the Indemnification Agreement

Resideo Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
for the three and nine months ended October 3, 2026 or for the three months ended September 27, 2025. For the nine months ended September 27, 2025, expenses related to the Indemnification Agreement were $972 million.

Honeywell Tax Matters Agreement

In connection with the Honeywell Spin-Off, we entered into a tax matters agreement with Honeywell, pursuant to which we were responsible and would indemnify Honeywell for certain taxes, including certain income taxes, sales taxes, VAT, and payroll taxes, relating to the business for all periods, including periods prior to the consummation of the Honeywell Spin-Off (“Honeywell Tax Matters Agreement”).

On June 22, 2026, we entered into a definitive agreement with Honeywell to terminate the Honeywell Tax Matters Agreement. In consideration for the termination of the Honeywell Tax Matters Agreement and mutual releases of claims related to the Honeywell Tax Matters Agreement and certain tax-related liabilities, we made a pre-tax, one-time payment of approximately $12 million to Honeywell in June 2026. As a result, the liability associated with the Honeywell Tax Matters Agreement was settled in June 2026 and therefore is not presented on the Unaudited Condensed Consolidated Balance Sheets at October 3, 2026. The liability associated with the Honeywell Tax Matters Agreement was $88 million at December 31, 2025, on the Unaudited Condensed Consolidated Balance Sheets. No income or expense was recognized or incurred related to the Honeywell Tax Matters Agreement for the three months ended October 3, 2026 or for the three and nine months ended September 27, 2025. For the nine months ended October 3, 2026, we recognized other income of $77 million in Other (income) expense, net, in the Unaudited Condensed Consolidated Statements of Operations related to the termination of the Honeywell Tax Matters Agreement.

In connection with entering into the definitive agreement to terminate the Honeywell Tax Matters Agreement, we reassessed the deferred tax assets associated with the Honeywell Tax Matters Agreement. As a result of the settlement and release of the related obligations, the basis for recognizing $44 million of deferred tax assets was eliminated. Accordingly, during the nine months ended October 3, 2026, we derecognized $44 million of deferred tax assets, which was recorded in Provision for income taxes in the Unaudited Condensed Consolidated Statements of Operations.

IEEPA Tariff Refunds

In February 2026, the United States Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) on goods imported into the United States were unauthorized. Following this ruling and effective on April 20, 2026, the United States Customs and Border Protection launched a platform for importers of record to submit IEEPA tariff refund requests.

The Company applied a gain contingency model in accordance with Accounting Standards Codification 450-30, Gain Contingencies. Under this model, a gain contingency is not recognized until the gain is realized or realizable. During the three and nine months ended October 3, 2026, we recognized approximately $6 million and $13 million of IEEPA tariff refunds, which are included in Cost of goods sold.

Note 16. Income Taxes

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

For the three and nine months ended October 3, 2026, net tax expense was $7 million and $88 million, respectively. For the three and nine months ended September 27, 2025, net tax benefit was $20 million and $22 million, respectively. Net tax expense or benefit consists primarily of interim period tax expense based on year-to-date pretax income multiplied by our forecasted effective tax rate. In addition to items specific to the period, such as the settlement of the Honeywell Tax Matters Agreement, our income tax rate is impacted by the mix of earnings across the jurisdictions in which we operate, non-deductible expenses, and U.S. taxation of foreign earnings. For the three and nine months ended October 3, 2026, cash paid for taxes, net of refunds was $16 million and $40 million, respectively. For the three and nine months ended September 27, 2025, cash paid for taxes, net of refunds was $11 million and $69 million, respectively.

Resideo Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 17. Earnings (Loss) Per Common Share

The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings (loss) per common share follows:

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Numerator for basic and diluted earnings (loss) per common share:
Income (loss) from continuing operations, net of taxes	$31	$90	$170	$(735)
Income (loss) from discontinued operations, net of taxes	(9)	66	(13)	72
Net income (loss)	$22	$156	$157	$(663)
Less: preferred stock dividends	7	9	24	26
Less: undistributed income allocated to preferred stockholders	2	16	15	—
Net income (loss) available to common stockholders	$13	$131	$118	$(689)

Income (loss) from continuing operations, net of taxes	$31	$90	$170	$(735)
Less: preferred stock dividends	6	6	18	18
Less: undistributed income allocated to preferred stockholders	3	9	17	—
Income (loss) from continuing operations, net of taxes, available to common stockholders	$22	$75	$135	$(753)

Income (loss) from discontinued operations, net of taxes	$(9)	$66	$(13)	$72
Less: preferred stock dividends	1	3	6	8
Less: undistributed (loss) income allocated to preferred stockholders	(1)	7	(2)	—
Income (loss) from discontinued operations, net of taxes, available to common stockholders	$(9)	$56	$(17)	$64
Net income (loss) available to common stockholders	$13	$131	$118	$(689)

Denominator for basic and diluted earnings (loss) per common share:
Weighted average basic number of common shares outstanding	152	149	151	149
Plus: dilutive effect of common stock equivalents	2	5	3	—
Weighted average diluted number of common shares outstanding	154	154	154	149

Earnings (loss) per common share - Basic:
Basic earnings (loss) per share from continuing operations	$0.14	$0.50	$0.89	$(5.05)

Resideo Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
(in millions, except per share data)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Basic earnings (loss) per share from discontinued operations	(0.06)	0.38	(0.11)	0.43
Basic earnings (loss) per share attributable to common shareholders	$0.08	$0.88	$0.78	$(4.62)

Earnings (loss) per common share - Diluted:
Diluted earnings (loss) per share from continuing operations	$0.14	$0.49	$0.88	$(5.05)
Diluted earnings (loss) per share from discontinued operations	(0.06)	0.36	(0.11)	0.43
Diluted earnings (loss) per share attributable to common shareholders	$0.08	$0.85	$0.77	$(4.62)

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

	Three Months Ended		Nine Months Ended
(in millions)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
RSUs and other rights	—	—	—	6.1
PSUs	—	—	—	2.5
Preferred stock	0.4	0.5	0.5	0.5

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
•the potential adverse impacts of tariffs (including the timing, amount and recoverability of tariff refunds or claims in relation to refunds), import/export restrictions, or other trade barriers on global economic conditions, financial markets and our business;
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
•the impact of potentially volatile global market, geopolitical and economic conditions and industry, and end market cyclicality, including factors such as interest rates, inflation, energy costs, costs of raw materials and components, fuel and shipping costs, availability of financing, consumer spending habits and preferences, repair and remodeling activity, residential and commercial construction, housing market changes, labor costs, and employment rates;
•failure to achieve and maintain a high level of product and service quality, including the impact of warranty claims, product recalls, and product liability actions that may be brought against us;
•our ability to retain or expand relationships with significant customers;
•our dependence on a select group of large customers as significant customers, including ADIG, as significant customers and our ability to maintain our commercial relationships with such customers on favorable terms;
•seasonal fluctuations and longer term trends in climate and weather conditions affecting demand for our products;
•the significant failure or inability to comply with specifications and manufacturing requirements or delays or other problems with existing or new products or inability to meet price requirements;
•inability to successfully execute restructuring or transformation programs or to effectively manage our workforce;
•the failure to increase productivity through sustainable operational improvements;
•our ability to implement pricing actions;
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
•uncertainty in the development, deployment, and the use of artificial intelligence in our products and services and internal systems, as well as our business interests more broadly;
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
•ability to reduce our financial leverage and interest expense and to achieve our liquidity expectations;
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

Current Quarter Highlights
•Revenue of $727 million, up 3.4% from $703 million in the third quarter of 2025
•Gross profit margin of 40.4%, an increase of four basis points compared to the third quarter of 2025
•Operating income of $72 million, or 9.9% of revenue, compared to $106 million, or 15.1% of revenue in the third quarter of 2025
•Fully diluted earnings from per share from continuing operations attributable to common shareholders of $0.14, compared to fully diluted earnings per share from continuing operations of $0.49 in the third quarter of 2025
•Repaid $1.1 billion of gross debt; total gross debt of $2.1 billion at end of third quarter

Outlook

For 2026, we anticipate executing our business operations against a highly dynamic global macroeconomic environment. The vast majority of costs associated with the sensing and control products that Resideo sells in the U.S. are incurred in Mexico. Most Resideo products manufactured in Mexico are currently duty free under the United States-Mexico-Canada Agreement (“USMCA”) or qualify for specific commodity exceptions to recent tariffs. While imported products that are not subject to the USMCA or other exceptions are subject to the new Section 301 tariffs of 10% - 12.5% implemented on July 24, 2026 and, in some instances, the Section 232 metals tariffs ranging from 15% - 50% on the finished goods that were implemented on April 6, 2026, we do not expect a material impact to our business due to these tariffs. We are monitoring the litigation and recent ruling from the U.S. Court of International Trade on tariffs. We will continue to take actions to address the cost impact of tariffs that affect our business; however, rising prices and other macroeconomic factors may lead to lower purchase levels by our customers. We are monitoring these dynamics closely and will adjust our business operations as appropriate.

We anticipate slow growth in the U.S. residential housing market. In addition, we anticipate a continued slowdown with a large customer in the OEM security channel during the second half of 2026 relative to second half of 2025. Based on the aforementioned, our 2026 revenue outlook is growth in the low-to-mid-single-digits range year-over-year.

Overview and Business Trends

We are a global building technologies company that is a leading developer and manufacturer of critical control and sensing solutions for residential and commercial markets. We serve professional installers and integrators across diverse product categories, such as heating, ventilation, and air conditioning controls; combustion; life safety; security; and water. Our comfort and protection solutions are sold under trusted well-established brands, such as Braukmann, BRK, First Alert, and Honeywell Home, and can be found in more than 150 million residential and commercial spaces globally, with tens of millions of new devices sold annually.

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

Demand for many of our products is seasonal and affected by the severity of weather conditions, and following the ADI Spin-Off, we expect seasonality and severity of weather to have a greater effect on our results. In addition, following the ADI Spin-Off, ADIG is a significant third-party customer, with sales to ADIG of $43 million and $126 million for the three and nine months ended October 3, 2026, respectively.

During the third quarter of 2026, in connection with the ADI Spin-Off, we transitioned to a realigned organizational reporting structure consistent with the manner in which our Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), assesses performance and allocates resources. Following the realignment, the Company manages its continuing operations as a single operating segment and, therefore, has one reportable segment.

Our offerings include temperature and humidity control, water and air solutions, smoke and carbon monoxide detection, home safety products, residential and small business security products, video cameras, cloud infrastructure, installation and maintenance tools, and related software. We also sell components to manufacturers of water heaters, heat pumps, and boilers. These products fall into our Air, Water, Safety, Security and Combustion categories that are sold through the distribution, retail and OEM combustion channels.

On August 3, 2026, we completed the separation of our former ADI segment through a tax-free spin-off to our shareholders. Resideo stockholders received one share of ADIG common stock for every two shares of Resideo stock outstanding and held as of the July 20, 2026 record date. Following the ADI Spin-Off, ADIG became an independent public company trading under the symbol “ADIG” on the New York Stock Exchange and Resideo retains no ownership interest in ADIG. The ADI Spin-Off is intended to qualify as a tax-free transaction for U.S. federal income tax purposes. Management concluded that the disposal of ADIG represented a strategic shift that had a major effect on Resideo’s operations and financial results. Accordingly, the operating results of ADIG are presented as discontinued operations in the accompanying Unaudited Condensed Consolidated Financial Statements for all periods presented. Refer to Note 3. Discontinued Operations for further discussion.

Following the ADI Spin-Off, Resideo’s continuing operations consist of its former Products and Solutions segment. As a result, Resideo’s consolidated revenue, operating income, and cash flows have been materially reduced and because substantially all of Resideo’s outstanding indebtedness (other than the indebtedness Resideo has disclosed transferred to ADIG and indebtedness that Resideo has paid down in connection with the ADI Spin-Off) remains with Resideo, our net leverage ratio on a standalone basis is expected to be higher than the consolidated leverage ratio reported for prior periods.

In connection with the ADI Spin-Off, we have entered into a separation and distribution agreement and certain ancillary agreements including, among others, a transition services agreement, a tax matters agreement, a commercial products purchase agreement, an employee matters agreement, and an intellectual property matters agreement, which govern the relationship of the parties following the ADI Spin-Off.

Results of Operations

The following table represents results of operations on a consolidated basis for the periods indicated:

	Three Months Ended		Nine Months Ended
(in millions, except per share data and percentages)	October 3, 2026	September 27, 2025	October 3, 2026	September 27, 2025
Revenue	$727	$703	$2,217	$2,108
Cost of goods sold	433	419	1,325	1,270
Gross profit	294	284	892	838
Gross profit %	40.4%	40.4%	40.2%	39.8%
Operating expenses:
Research and development expenses	37	33	110	91
Selling, general and administrative expenses	159	135	445	403
Intangible asset amortization	6	7	19	21
Restructuring, impairment and extinguishment costs	20	3	43	4
Total operating expenses	222	178	617	519
Operating income	72	106	275	319
Indemnification Agreement expense	—	—	—	972
Other expense (income), net	3	6	(80)	23
Interest expense, net	31	30	97	81
Income (loss) from continuing operations before taxes	38	70	258	(757)
Provision (benefit) for income taxes	7	(20)	88	(22)
Income (loss) from continuing operations, net of taxes	31	90	170	(735)
Income (loss) from discontinued operations, net of taxes	(9)	66	(13)	72
Net income (loss)	22	156	157	(663)

Unless otherwise noted, the discussion and analysis below relates to continuing operations and excludes the results of ADI Global Distribution, which are presented as discontinued operations for all periods presented. Revenue from continuing operations has been recast to reflect prior intercompany sales that occurred between Resideo and ADIG as third-party sales.

Revenue

Three months ended

Revenue for the three months ended October 3, 2026 was $727 million, an increase of $24 million, or 3.4%, compared to the same period in 2025. The increase was primarily due to $29 million from favorable price, partially offset by $4 million of unfavorable impacts from foreign currency exchange rates and $2 million from lower sales volume.

Revenue excluding OEM Security of $694 million was up 6.3% compared to $653 million in the third quarter of 2025 and grew year-over-year across all sales channels and product categories driven by pricing and higher sales volume. OEM Security revenue of $33 million was down 34% compared to sales of $50 million in the third quarter of 2025 due to reduced volumes from a large OEM Security customer.

Nine months ended

Revenue for the nine months ended October 3, 2026 was $2,217 million, an increase of $109 million, or 5.2%, compared to the same period in 2025. The increase was primarily due to $72 million from pricing, $24 million from higher sales volumes, and $14 million favorable impacts from foreign currency exchange rates.

Revenue for the nine months ended October 3, 2026 excluding OEM Security was $2,090 million, an increase of $118 million, or 6.0%, compared to the same period in 2025, driven by pricing, higher sales volumes and favorable impacts of foreign exchange rates. OEM Security revenue of $127 million was down 7% compared to $136 million in the same period in 2025 due to reduced volumes from a large OEM Security customer.

Gross Profit

Three months ended

The chart below presents the drivers of the gross profit variance from the three months ended September 27, 2025 to the three months ended October 3, 2026.

$ in Millions
400
200
0
$284
$(17)
$3
$16
$6
$(1)
$3
$294
Q3 2025 Gross Profit
Manufacturing Costs
Sales Volume
Price & Mix
Tariff Refunds
FX
Other
Q3 2026 Gross Profit

Gross profit for the three months ended October 3, 2026 was $294 million, an increase of $10 million, or 3.5%, compared to the same period in 2025, as shown in the above waterfall.

Gross margin rate for the three months ended October 3, 2026 was 40.4%, an increase of 4 basis points compared to the same period in 2025. The impact of 230 bps from higher manufacturing costs was offset by 90 bps from tariff refunds, 60 bps from net favorable price and mix shift, 40 bps from higher margins on new volumes, 30 bps from a shift in expenditures resulting in lower maintenance costs and higher research and development qualifying spend, and 10 bps from foreign currency exchange rates.

Nine months ended

The chart below presents the drivers of the gross profit variance from the nine months ended September 27, 2025 to the nine months ended October 3, 2026.

$ in Millions
1,000
800
600
400
200
0
$838
$(15)
$15
$26
$13
$4
$11
$892
Q3 2025 Gross Profit
Manufacturing Costs
Sales Volume
Price & Mix
Tariff Refunds
FX
Other
Q3 2026 Gross Profit

Gross profit for the nine months ended October 3, 2026 was $892 million, an increase of $54 million, or 6.4%, compared to the same period in 2025, as shown in the above waterfall.

Gross margin rate for the nine months ended October 3, 2026 was 40.2%, an increase of 40 bps as compared to the same period in 2025. The increase was primarily driven by a 60 bps benefit from tariff refunds, 40 bps from a shift in expenditures resulting in lower maintenance costs and higher research and development qualifying spend, and 30 bps from higher margins on new sales volumes. The increase was partially offset by higher manufacturing costs of 70 bps, net unfavorable price and mix margin impact of 10 bps, and 10 bps from foreign currency exchange rates.

Research and Development Expenses

Three months ended

Research and development expenses for the three months ended October 3, 2026 were $37 million, an increase of $4 million, or 12.1%, compared to the same period in 2025. The increase was driven by incremental headcount and third-party services to develop and introduce new products into the market.

Nine months ended

Research and development expenses for the nine months ended October 3, 2026 were $110 million, an increase of $19 million, or 20.9%, compared to the same period in 2025. The increase was driven by incremental headcount and third-party services to develop and introduce new products into the market.

Selling, General and Administrative Expenses

Three months ended

Selling, general and administrative expenses for the three months ended October 3, 2026 were $159 million, an increase of $24 million, or 17.8%, compared to the same period in 2025. The increase was primarily driven by $30 million of third‑party advisory and other costs incurred in connection with the ADI Spin-off, partially offset by $6 million of lower people costs.

Nine months ended

Selling, general and administrative expenses for the nine months ended October 3, 2026 were $445 million, an increase of $42 million, or 10.4%, compared to the same period in 2025. The increase was primarily driven by $30 million of third‑party advisory and other costs incurred in connection with the ADI Spin-off, $24 million of legal settlements and $5 million of unfavorable foreign currency exchange rate impacts, partially offset by $17 million lower operating costs including people costs, bad debt, and third-party spend.

Intangible Asset Amortization

Three months ended

Intangible asset amortization for the three months ended October 3, 2026 was $6 million, a decrease of $1 million, or 14.3%, compared with the same period in 2025.

Nine months ended

Intangible asset amortization for the nine months ended October 3, 2026 was $19 million, a decrease of $2 million, or 9.5%, compared with the same period in 2025.

Restructuring, Impairment, and Extinguishment Costs

Three months ended

Restructuring expenses for the three months ended October 3, 2026 were $20 million, an increase of $17 million, compared to the same period in 2025. The increase was driven by $7 million of incremental debt modification and extinguishment costs, $7 million of employee termination costs related to transformation initiatives and a $3 million impairment of an equity method investment.

Nine months ended

Restructuring expenses for the nine months ended October 3, 2026 were $43 million, an increase of $39 million compared to the same period in 2025. The increase was primarily driven by $24 million of employee termination costs related to ongoing transformation initiatives, $12 million of expense associated with debt modifications and extinguishment, and a $3 million impairment of an equity method investment.

Indemnification Agreement Expense

Three months ended

We incurred no Indemnification Agreement expense for the three months ended October 3, 2026, consistent with the same period of 2025, reflecting the termination of the Indemnification Agreement with Honeywell on July 30, 2025.

Nine months ended

We incurred no Indemnification Agreement expense for the nine months ended October 3, 2026, a decrease of $972 million compared to the same period of 2025. The decrease was driven by the termination of the Indemnification Agreement with Honeywell on July 30, 2025.

Other (Income) Expense, Net

Three months ended

Other expense, net for the three months ended October 3, 2026 was $3 million, a decrease of $3 million, compared to the same period in 2025. The decrease was primarily attributable to $3 million of favorable impacts from foreign exchange rates compared to the prior period.

Nine months ended

Other income, net for the nine months ended October 3, 2026 was $80 million, an increase of $103 million, compared to the same period in 2025. The increase was primarily attributable to a $77 million benefit recognized in the current year in connection with the settlement and termination of the Honeywell Tax Matters Agreement with Honeywell, a $23 million favorable impact of foreign exchange rates compared to the prior period, and a $4 million gain in the current year on the sale of certain assets.

Interest Expense, Net

Three months ended

Interest expense, net for the three months ended October 3, 2026 was $31 million, an increase of $1 million, or 3.3%, compared to the same period in 2025. The increase was primarily driven by higher outstanding debt.

Nine months ended

Interest expense, net for the nine months ended October 3, 2026 was $97 million, an increase of $16 million, or 19.8%, compared to the same period in 2025. The increase was primarily driven by higher outstanding debt.

Tax Expense

Three months ended

Income tax expense for the three months ended October 3, 2026 was $7 million, an increase of $27 million or 135.0%, compared to the same period in 2025. The increase was primarily driven by an increase in the effective tax rate, partially offset by a $32 million decrease in income before taxes.

The effective income tax rate increased from (28.6)% to 18.4%, primarily driven by an increase in projected income before taxes for the year, partially offset by the elimination of the one-time non-deductible Indemnification Agreement expense, and the mix of earnings across the jurisdictions in which we operate.

Nine months ended

Income tax expense for the nine months ended October 3, 2026 was $88 million, an increase of $110 million or 500.0%, compared to the same period in 2025. The increase was primarily driven by an increase in projected income before taxes for the year and an increase in the effective tax rate.

The effective income tax rate increased from 2.9% to 34.1%, primarily driven by an increase in projected income before taxes for the year, partially offset by the elimination of the one-time non-deductible Indemnification Agreement expense, the mix of earnings across the jurisdictions in which we operate, and the derecognition of certain deferred tax assets related to the settlement of the Honeywell Tax Matters Agreement.

Income from Discontinued Operations, Net of Taxes

Three months ended

For the three months ended October 3, 2026, the loss from discontinued operations, net of taxes, was $9 million, reflecting $1 million operating loss, $6 million of interest expense and $4 million of other expense, partially offset by a $2 million income tax benefit. Operating loss included $9 million of business separation costs incurred in connection with the ADI Spin-Off.

Nine months ended

Loss from discontinued operations, net of taxes, for the nine months ended October 3, 2026 was $13 million, reflecting operating income of $29 million, more than offset by $33 million of interest expense, $6 million of other expense and $3 million of income tax expense. Operating income included $64 million of business separation costs incurred in connection with the ADI Spin-Off.

Liquidity and Capital Resources

As of October 3, 2026, we had $229 million of cash and cash equivalents, of which 52% were held by foreign subsidiaries. Our liquidity is primarily dependent on our ability to continue to generate positive cash flows from operations, supplemented by external sources of capital as needed. Additional liquidity may also be provided through access to the capital markets and our senior secured revolving credit facility in an aggregate principal amount of $500 million.

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

Second A&R Credit Agreement and Senior Unsecured Notes

On June 4, 2026, we amended our A&R Credit Agreement in order to facilitate the ADI Spin-Off and extend the revolver for a new 5-year term, now due 2031 (the “Second A&R Credit Agreement”). Following the amendment, our Second A&R Credit Agreement continues to provide an important source of liquidity and financial flexibility, subject to the terms, conditions and covenants contained therein.

Upon consummation of the ADI Spin-Off on August 3, 2026, a one-time cash dividend of $900 million was made from ADIG to Resideo. Following the ADI Spin-Off, we have prioritized reducing outstanding indebtedness and strengthening our balance sheet. The proceeds received from ADIG were used to repay $518 million of senior secured term loans that were to mature in February 2028 and $382 million of senior secured term loans maturing in June 2031. On October 2, 2026, we made an additional repayment of $200 million of the senior secured term loans maturing in June 2031 following the completion of the post-closing cash adjustment contemplated by the separation and distribution agreement. Our debt repayments are expected to reduce future interest expense while preserving liquidity for our ongoing operating and capital requirements.

The 4.000% Senior Notes due 2029 and the 6.500% Senior Notes due 2032 are senior unsecured obligations of Resideo guaranteed by Resideo’s existing and future domestic subsidiaries and rank equally with all of Resideo’s senior unsecured debt.

As of October 3, 2026, we had interest rate swaps with a notional value of $140 million. Our interest rate swaps are designated as cash flow hedges of the variability in interest payments associated with a portion of our variable-rate debt equal to the swap notional amount, effectively converting the hedged debt from a variable interest rate based on Term SOFR to a fixed rate over the remaining term to maturity in February 2027.

As of October 3, 2026, we were in compliance with all covenants related to the Second A&R Credit Agreement, Senior Notes due 2029, and Senior Notes due 2032.

Refer to Note 12. Long-Term Debt and Note 13. Fair Value for a description of our debt obligations and the timing of future principal and interest payments, including impacts from our interest rate derivatives.

Common Share Repurchase Program

In August 2023, we announced that our Board of Directors authorized a share repurchase program for the repurchase of up to $150 million of our common stock over an unlimited time period. During the three and nine months ended October 3, 2026, there were no common share repurchases. As of October 3, 2026, we had approximately $108 million of authorized repurchases remaining under the Share Repurchase Program.

Summary of Cash Flows from Continuing Operations for the Nine Months Ended October 3, 2026 and September 27, 2025

Our continuing operations cash flows provided by or used in operating, investing, and financing activities for the nine months ended October 3, 2026 and September 27, 2025 are summarized as follows and discussed below:

	Nine Months Ended
(in millions)	October 3, 2026	September 27, 2025	$ change
Cash provided by (used for):
Operating activities of continuing operations	$111	$(1,456)	$1,567
Investing activities of continuing operations	(52)	(43)	(9)
Financing activities of continuing operations	(285)	1,167	(1,452)

Net cash provided by operating activities for the nine months ended October 3, 2026 was $111 million, compared to cash used in operating activities of $1,456 million in the same period in 2025. The $1,567 million increase in cash provided by operating activities was primarily driven by an increase in net income of $905 million, non-cash adjustments of $115 million, and a $635 million net favorable change related to settlement of the Honeywell Tax Matters Agreement and the Indemnification Agreement. This was partially offset by an $84 million unfavorable change in working capital. The favorable change in non-cash adjustments related primarily to a $70 million increase in deferred income taxes related to the settlement of the Honeywell Tax Matters Agreement, and $39 million of higher restructuring expenses. The unfavorable change in working capital is primarily attributable to $93 million from accounts receivable related to increased sales and

$71 million from higher inventory levels to support the business, partially offset by a $61 million increase in accounts payable and accrued liabilities.

Net cash used for investing activities for the nine months ended October 3, 2026 was $52 million, compared to $43 million of cash used in the same period in 2025. The $9 million greater use of cash in the current period was due to a $19 million increase in capital expenditures in 2026 to enhance our operations, partially offset by a $10 million source of cash from other investing activities in the current year, consisting primarily of proceeds from asset sales.

Net cash used for financing activities during the nine months ended October 3, 2026 was $285 million, compared to $1,167 million of cash provided by financing activities in the same period in 2025. The $1,452 million greater use of cash in the current year was driven by $1,198 million prior-year proceeds from new debt issuance, $1,106 million higher current-year debt repayments, $39 million cash used to acquire treasury stock in connection with stock award withholdings, and $20 million cash paid to ADI in the third quarter of 2026 in connection with the ADI Spin-off, partially offset by a $900 million one-time cash dividend received from ADI upon consummation of the ADI Spin-off.

Contractual Obligations and Probable Liability Payments

In addition to our long-term debt discussed above, our material cash requirements include the following contractual obligations.

Environmental Liability

We make environmental liability payments for sites which we own and operate. As of October 3, 2026, a liability of $22 million was deemed probable and reasonably estimable.

Operating Lease

We have operating lease arrangements for the majority of our branches, distribution centers, manufacturing sites, offices, engineering, lab, storage sites, automobiles, and certain equipment. As of October 3, 2026, we had operating lease payment obligations of $85 million, with $21 million payable within 12 months.

Other Matters

Litigation, Environmental Matters, and the Indemnification Agreement

Refer to Note 15. Commitments and Contingencies for further discussion.

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

Interest Rate Risk

As of October 3, 2026, we have interest rate swaps with a notional value of $140 million that effectively convert a portion of our variable-rate debt obligations that are based on Term SOFR (subject to a minimum rate of 0.39% per annum) to a fixed weighted average rate of 2.23% over the remaining terms.

As of October 3, 2026, an increase in interest rates by 100 bps would have an approximately $12 million impact on our annual interest expense.

For more information on our interest rate derivatives, refer to Note 13. Fair Value.

Foreign Currency Exchange Rate Risk

We are exposed to market risks from changes in currency exchange rates. While we primarily transact with customers and suppliers in the U.S. Dollar, we also transact in foreign currencies, primarily including the Mexican Peso, Indian Rupee, British Pound, Euro, Czech Koruna, and Canadian Dollar. These exposures may impact total assets, liabilities, future earnings and/or operating cash flows. Our exposure to market risk for changes in foreign currency exchange rates emerges from transactions arising from international trade, foreign currency denominated monetary assets and liabilities, and international financing activities between subsidiaries. We rely primarily on natural offsets to address our exposures and may supplement this approach from time to time by entering into forward and option hedging contracts. As of October 3, 2026, we have no outstanding foreign currency hedging arrangements.

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

Changes in Internal Controls Over Financial Reporting

In connection with the ADI Spin-Off completed on August 3, 2026, we evaluated changes to our processes, systems and controls, including those relating to the transition services arrangements with ADIG and our change to a single reportable segment, and concluded that such changes did not materially affect, and are not reasonably likely to materially affect, our internal control over financial reporting.

We have concluded that there was no change in our internal control over financial reporting that occurred during the three months ended October 3, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings.

Refer to Note 15. Commitments and Contingencies of this Quarterly Report for a discussion on legal proceedings.

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

The spin-off of ADI Global Distribution business has impacted and will continue to impact Resideo’s financial results and leverage.

For the six months ended July 4, 2026 and the year ended December 31, 2025, the ADI business contributed 27% and 28% of segment income from operations, respectively, and 64% of Resideo’s consolidated revenue in each period. Following the completion of the ADI Spin-Off on August 3, 2026, Resideo is a smaller, less diversified company that no longer benefits from the scale, revenue base, earnings and cash flows of ADI. Additionally, following the ADI Spin-Off, substantially all of Resideo’s pre-existing indebtedness remains with Resideo, while ADI’s revenue and cash flow contribution have been removed, resulting in a higher leverage profile on a standalone basis for Resideo.

In connection with the ADI Spin-Off, Resideo entered into a series of transaction agreements which have and will continue to, among other things, govern the provision of critical services between ADIG and Resideo.

Following the completion of the ADI Spin-Off, Resideo and ADIG depend on various transaction agreements that each company entered into, including a separation agreement, transition services agreement, employee matters agreement, a tax matters agreement, intellectual property matters agreement, a commercial product purchase agreement and related reorganization documents. Resideo’s business could be adversely affected if ADIG or Resideo do not perform these agreements as expected. Copies of these agreements which are deemed material have been filed by Resideo with the SEC, and a summary of the material terms of the agreements can be found in the section entitled “Certain Relationships and Related Party Transactions—Agreements with Resideo” in ADI’s Information Statement, dated July 1, 2026, which was included as Exhibit 99.1 to ADI’s Form 10 filed with the SEC on July 1, 2026. For example, there may be instances where Resideo may rely on ADIG for certain corporate and shared services for a limited period. Even if ADIG does perform under the terms of the transition services agreement, these services may not fully meet Resideo’s needs and Resideo’s ability to change or reprice them will be limited, and, upon expiration, Resideo may be unable to replace them on comparable terms, which could increase its costs or impair service quality. Resideo is also obligated to provide certain services to ADIG during the transition period, which could divert management attention and resources from Resideo’s operations.

Resideo depends on a number of significant customers including ADIG and a reduction in their purchases or a change in the terms of the commercial relationship could adversely affect Resideo’s results.

Resideo has a number of commercial relationships that account for a significant portion of Resideo's revenue and a reduction in purchases or a change in terms could adversely affect Resideo’s results. A limited number of customers, including retailers, distributors (including ADIG) and OEMs, account for a significant portion of Resideo’s revenue. Any significant reduction in, or loss of, sales to ADIG or Resideo’s other significant customers, or a material dispute in regard to the terms of the agreement, could adversely affect Resideo’s business, financial condition, results of operations and cash flows. Following the ADI Spin-Off, ADIG is an independent company and one of Resideo’s largest customers, purchasing Resideo’s products under a commercial products purchase agreement. ADIG is no longer under Resideo’s control and the parties buy and sell products on commercial party terms. The commercial products purchase agreement requires that the parties sell products to the customers in a manner to provide consistency following the ADI Spin-Off during the limited term, expiring two years following the ADI Spin-Off, and Resideo may be unable to renew or replace it on comparable terms. Resideo also has less visibility into, and influence over, end-customer demand in the distribution channel than it had before the ADI Spin-Off.

Resideo’s results of operations are subject to seasonal and extreme weather fluctuations, which may have a greater effect on its results following the ADI Spin-Off.

Demand for many of our products, including our comfort, combustion, water and safety products, is affected by heating and cooling seasons, the timing of HVAC replacement and new installation activity, and retail promotional periods. Unseasonable or extreme or moderate weather can reduce demand for our products, while seasonal inventory builds ahead of retail promotions and the heating season can increase our working capital needs. Before the ADI Spin-Off, the revenue of our distribution business helped moderate quarter-to-quarter variability in our consolidated results; as a smaller, less diversified company, we expect seasonality and extreme or moderate weather patterns to have a more pronounced effect on our quarterly revenue, margins and cash flows. As a result, our results for any interim period may not be indicative of results for a full year, and seasonal or weather-related variability could adversely affect our business, financial condition, results of operations and cash flows.

The memory components Resideo utilizes in its products are subject to supply shortages and price volatility.

Resideo relies on a limited number of third-party suppliers for printed circuit boards and memory components used in the products we manufacture. The highly concentrated memory chip market and intense AI data center demand, including a shift in global manufacturing capacity toward high-bandwidth memory for AI development, have resulted in significant price increases, and may result in additional price increases, for the memory specified in our products. Further, supplier manufacturing capacity constraints may impede our ability to secure necessary components on a timely basis, materially impacting our production schedules.

Resideo may realize transportation and freight cost inflation and disruptions as a result of recent geopolitical tension.

Geopolitical and economic tensions are causing disruptions in global supply chains, increased costs and overall volatility. The conflicts in the Middle East have disrupted energy supplies, increasing the costs for energy. Resideo relies on international ocean freight, regional trucking, and air cargo networks to transport both raw materials to our facilities and finished goods to markets. Carrier capacity constraints, port closures, labor strikes, physical threats to shipping lanes, driver shortages, and volatile bunker fuel pricing have, and may continue to, dramatically increase our outbound and inbound transportation costs. If we are unable to pass on the escalating logistics costs to our customers, our operating profitability may decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the three months ended October 3, 2026, we did not make any common share repurchases. As of October 3, 2026, we had approximately $108 million of authorized repurchases remaining under the Share Repurchase Program.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended October 3, 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The Exhibits listed below on the Exhibit Index are filed or incorporated by reference as part of this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1
Separation and Distribution Agreement, dated July 31, 2026, by and between ADI Global Distribution Inc. and Resideo Technologies, Inc. + (incorporated by reference to Exhibit 2.1 to Resideo's Form 8-K filed on August 4, 2026, File No. 001-38635)

3.1
Amended & Restated Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Participating Preferred Stock of Resideo Technologies, Inc. (incorporated by reference to Exhibit 3.1 to Resideo's Form 8-K filed on August 4, 2026, File No. 001-38635)

10.1
Employee Matters Agreement, dated July 31, 2026, by and between ADI Global Distribution Inc. and Resideo Technologies, Inc. (incorporated by reference to Exhibit 10.1 to Resideo's Form 8-K filed on August 4, 2026, File No. 001-38635)

10.2
Tax Matters Agreement, dated July 31, 2026, by and between ADI Global Distribution Inc. and Resideo Technologies, Inc. + (incorporated by reference to Exhibit 10.2 to Resideo's Form 8-K filed on August 4, 2026, File No. 001-38635)

10.3
Transition Services Agreement, dated July 31, 2026, by and between ADI Global Distribution Inc. and Resideo Technologies, Inc. + (incorporated by reference to Exhibit 10.3 to Resideo's Form 8-K filed on August 4, 2026, File No. 001-38635)

10.4
Intellectual Property Matters Agreement, dated July 31, 2026, by and between ADI Global Distribution Inc. and Resideo Technologies, Inc. + (incorporated by reference to Exhibit 10.4 to Resideo's Form 8-K filed on August 4, 2026, File No. 001-38635)

10.5
Exchange Agreement dated July 31, 2026, by and among Resideo Technologies, Inc., CD&R Channel Holdings, L.P. and William Galvin. + (incorporated by reference to Exhibit 10.5 to Resideo’s Form 8-K filed on August 4, 2026, File No. 001-38635)

10.6
Amendment No. 2 to the Investment Agreement, dated August 3, 2026, by and among Resideo Technologies, Inc., CD&R Channel Holdings, L.P. and CD&R Channel Holdings II, L.P and, solely for purposes of Section 4.10, Clayton, Dubilier & Rice Fund XII, L.P. (incorporated by reference to Exhibit 10.6 to Resideo’s Form 8-K filed on August 4, 2026, File No. 001-38635)

10.7
Amendment No. 1 to the Registration Rights Agreement, dated August 3, 2026, by and among Resideo Technologies, Inc., CD&R Channel Holdings, L.P. and CD&R Channel Holdings II, L.P. (incorporated by reference to Exhibit 10.7 to Resideo’s Form 8-K filed on August 4, 2026, File No. 001-38635)

10.8
Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates. ‡ (incorporated by reference to Exhibit 10.1 to Resideo’s Form 8-K filed on August 7, 2026, File No. 001-38635)

10.9	2018 Stock Plan for Non-Employee Directors of Resideo Technologies, Inc. ‡ (incorporated by reference to Exhibit 10.2 to Resideo’s Form 8-K filed on August 7, 2026, File No. 001-38635)

10.10	Resideo Employee Stock Purchase Plan. ‡ (incorporated by reference to Exhibit 10.3 to Resideo’s Form 8-K filed on August 7, 2026, File No. 001-38635)

10.11
Restricted Stock Unit Adjustment Notice under the Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates. ‡ (incorporated by reference to Exhibit 10.4 to Resideo’s Form 8-K filed on August 7, 2026, File No. 001-38635)

10.12
Performance Stock Unit Adjustment Notice under the Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates (2024 PSUs). ‡ (incorporated by reference to Exhibit 10.5 to Resideo’s Form 8-K filed on August 7, 2026, File No. 001-38635)

10.13
Performance Stock Unit Adjustment Notice under the Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates (2025 ROIC PSUs). ‡ (incorporated by reference to Exhibit 10.6 to Resideo’s Form 8-K filed on August 7, 2026, File No. 001-38635)

10.14
Performance Stock Unit Adjustment Notice under the Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates (2025 rTSR PSUs). ‡ (incorporated by reference to Exhibit 10.7 to Resideo’s Form 8-K filed on August 7, 2026, File No. 001-38635)

10.15
Performance Stock Unit Adjustment Notice under the Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates (2026 PSUs). ‡ (incorporated by reference to Exhibit 10.8 to Resideo’s Form 8-K filed on August 7, 2026, File No. 001-38635)

10.16
Stock Option Adjustment Notice under the Amended and Restated 2018 Stock Incentive Plan of Resideo Technologies, Inc. and its Affiliates. ‡ (incorporated by reference to Exhibit 10.9 to Resideo’s Form 8-K filed on August 7, 2026, File No. 001-38635)

10.17	Letter Agreement with Terms and Conditions of Employment with Shane Harrison, dated August 4, 2026. ‡ (filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	Inline XBRL Instance Document (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.
‡ Indicates management contracts or compensatory plans or agreements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Resideo Technologies, Inc.

Date: November 10, 2026	By:	/s/ Shane Harrison
Shane Harrison Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as the Registrant’s Principal Financial Officer)

Date: November 10, 2026	By:	/s/ Jeffrey Kutz
Jeffrey Kutz Senior Vice President and Chief Accounting Officer (on behalf of the Registrant and as the Registrant’s Principal Accounting Officer)